Form 10-Q
period 1996-06-30
POST APARTMENT HOMES LP
filed 1996-08-14
CIK 1012271

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                         Commission file number 0-28226

                             ---------------------

                           POST APARTMENT HOMES, L.P.
             (Exact name of registrant as specified in its charter)

              GEORGIA                                        58-2053632
   (State or other jurisdiction                           (I.R.S. Employer
        of incorporation or                              Identification No.)
           organization)

           3350 CUMBERLAND CIRCLE, SUITE 2200, ATLANTA, GEORGIA 30339
              (Address of principal executive offices -- zip code)

                                 (770) 850-4400
              (Registrant's telephone number, including area code)

                                      N/A
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X
   ----     ----
                            ________________________

                           POST APARTMENT HOMES, L.P.

                                     INDEX

 Part I   FINANCIAL INFORMATION                                                                         Page

          ITEM 1  FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995  . . . . . . . . .        3
            Consolidated Statements of Operations for the three months and the six months ended
              June 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

            Consolidated Statement of Partners' Equity for the six months ended June 30, 1996  . . .
                                                                                                            5

            Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and
              1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        6

            Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .        7

          ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9


 PART II  OTHER INFORMATION

          ITEM 4   SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS . . . . . . . . . . . . . . .       23

          ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . .       23

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24

                           POST APARTMENT HOMES, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                           June 30,          December 31,
                                                                                             1996                1995
                                                                                          ===========        ============
                                                                                          (UNAUDITED)
 ASSETS
  Real estate:
    Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  144,956           $ 118,988
    Building and improvements  . . . . . . . . . . . . . . . . . . . . . . . . .            698,931             589,869
    Furniture, fixtures and equipment  . . . . . . . . . . . . . . . . . . . . .             72,324              67,354

    Construction in progress   . . . . . . . . . . . . . . . . . . . . . . . . .            102,111             149,514
    Land held for future development   . . . . . . . . . . . . . . . . . . . . .             16,487              12,199
                                                                                         ----------           ---------
                                                                                          1,034,809             937,924
    Less: accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . .           (167,980)           (156,824)
                                                                                         ----------           ---------

           Operating real estate assets  . . . . . . . . . . . . . . . . . . . .            866,829             781,100
      Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .              1,624               9,008
      Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1,127               1,146
      Deferred charges, net  . . . . . . . . . . . . . . . . . . . . . . . . . .              7,263               7,241
      Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15,747              14,489
                                                                                         ----------           ---------

          Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  892,590           $ 812,984
                                                                                         ==========           =========
 LIABILITIES AND PARTNERS' EQUITY
     Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  421,378           $ 349,719
     Accrued interest payable  . . . . . . . . . . . . . . . . . . . . . . . . .              3,425               3,965
     Distribution payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .             14,504              13,091

     Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . .             22,351              16,023
     Deferred swap income  . . . . . . . . . . . . . . . . . . . . . . . . . . .                248                 331
     Security deposits and prepaid rents . . . . . . . . . . . . . . . . . . . .              5,094               4,366
                                                                                         ----------           ---------
         Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .            467,000             387,495

     Commitments and contingencies
     Partners' equity                                                                       425,590             425,489
                                                                                         ----------           ---------
          Total liabilities and partners' equity . . . . . . . . . . . . . . . .         $  892,590           $ 812,984
                                                                                         ==========           =========

  The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)


                                                                  THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                       JUNE 30,                       JUNE 30,
                                                               =========================      ========================
                                                                 1996            1995            1996          1995
                                                               =========      ==========      ==========    ==========
REVENUES
 Rental  . . . . . . . . . . . . . . . . . . . . . . . .       $  39,278      $   32,795      $  75,569     $   63,877
 Property management - third party   . . . . . . . . . .             733             639          1,466          1,216
 Landscape services - third party    . . . . . . . . . .           1,309           1,340          2,221          2,149
 Interest  . . . . . . . . . . . . . . . . . . . . . . .             110              86            239            125
 Other   . . . . . . . . . . . . . . . . . . . . . . . .           1,148             790          2,288          1,446
                                                                --------      ----------      ---------     ----------
    Total revenues . . . . . . . . . . . . . . . . . . .          42,578          35,650         81,783         68,813
                                                                --------      ----------      ---------     ----------
EXPENSES
 Property operating and maintenance (exclusive of items
   shown separately below) . . . . . . . . . . . . . . .          14,373          12,792         27,169         24,212
 Depreciation (real estate assets) . . . . . . . . . . .           5,831           5,041         10,796         10,128
 Depreciation (non-real estate assets) . . . . . . . . .             260             115            513            221
 Property management - third party . . . . . . . . . . .             480             467          1,050          1,033
 Landscape services - third party  . . . . . . . . . . .           1,095           1,066          1,863          1,754
 Interest  . . . . . . . . . . . . . . . . . . . . . . .           5,711           5,759         10,768         10,836
 Amortization of deferred loan costs, interest rate
   protection agreement and swap gain, net.  . . . . . .             380             513            732            996
 General and administrative  . . . . . . . . . . . . . .           2,005           1,185          4,017          2,760
 Minority interest in consolidated property
   partnership   . . . . . . . . . . . . . . . . . . . .               -             186              -            382
                                                               ---------      ----------      ---------     ----------
    Total expenses   . . . . . . . . . . . . . . . . . .          30,135          27,124         56,908         52,322
                                                               ---------      ----------      ---------     ----------
 Income before extraordinary item .  . . . . . . . . . .          12,443           8,526         24,875         16,491
 Extraordinary item .  . . . . . . . . . . . . . . . . .               -            (648)             -           (803)
                                                               ---------      ----------      ---------     ----------
 Net income  . . . . . . . . . . . . . . . . . . . . . .       $  12,443      $    7,878      $  24,875     $   15,688
                                                               =========      ==========      =========     ==========
PER UNIT DATA:
 Weighted average units outstanding  . . . . . . . . . .       26,850,337      22,831,993     26,818,135    22,684,488
                                                               ==========      ==========     ==========    ==========
 Income before extraordinary item  . . . . . . . . . . .       $     0.46      $     0.37     $     0.93    $     0.73
                                                               ==========      ==========     ==========    ==========
 Net income  . . . . . . . . . . . . . . . . . . . . . .       $     0.46      $     0.34     $     0.93    $     0.69
                                                               ==========      ==========     ==========    ==========
 Distributions declared  . . . . . . . . . . . . . . . .       $     0.54      $     0.49     $     1.08    $     0.98
                                                               ==========      ==========     ==========    ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                General    Limited
                                                                                Partner    Partners       Total
                                                                                =======    ========      ========
       PARTNERS' EQUITY, DECEMBER 31, 1995 . . . . . . . . . . . . . . .        $4,648     $420,841      $425,489
           Contributions from PPI related to Dividend Reinvestment
               and Employee Stock Purchase Plans   . . . . . . . . . . .            42        4,161         4,203
           Distributions paid  . . . . . . . . . . . . . . . . . . . . .          (145)     (14,328)      (14,473)
           Distributions declared  . . . . . . . . . . . . . . . . . . .          (145)     (14,359)      (14,504)
           Net income  . . . . . . . . . . . . . . . . . . . . . . . . .           249       24,626        24,875
                                                                                ------     --------      --------
       PARTNERS' EQUITY, JUNE 30, 1996 . . . . . . . . . . . . . . . . .        $4,649     $420,941      $425,590
                                                                                ======     ========      ========

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                               ========================
                                                                                                  1996           1995
                                                                                               ===========    =========
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $24,875         $15,688
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,309          10,349
    Write-off of deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . .              -             804

    Amortization of deferred loan costs, interest rate protection agreement
     and swap gain, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            732             996
  Changes in assets, (increase) decrease in:
    Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19           6,954
    Deferred charges . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -              (90)
    Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,428)         (5,390)
  Changes in liabilities, increase (decrease) in:
    Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (540)           (302)
    Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .          7,713           4,495
    Security deposits and prepaid rents  . . . . . . . . . . . . . . . . . . . . . . . .            728             352
                                                                                               --------       ---------
    Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . .         43,408          33,856
                                                                                               --------       ---------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Construction and acquisition of real estate assets, net of payables . . . . . . . . .        (93,755)        (62,822)
   Capitalized interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,909)         (2,926)
   Recurring capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,392)           (766)
   Corporate additions and improvements  . . . . . . . . . . . . . . . . . . . . . . . .           (339)           (407)
   Non-recurring capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . .           (775)           (685)
                                                                                               --------       ---------
   Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . . . . . .        (98,170)        (67,606)
                                                                                               --------       ---------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of financing costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (924)           (881)
   Debt proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        123,364         239,297
   Debt payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (51,705)       (180,560)
   Contributions from PPI related to Dividend Reinvestment and
     Employee Stock Purchase Plans . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,203          12,576
   Capital distributions to partners . . . . . . . . . . . . . . . . . . . . . . . . . .        (27,560)        (21,170)
                                                                                               --------       ---------
   Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . .         47,378          49,262
                                                                                               --------       ---------
   Net (decrease) increase in cash and cash equivalents. . . . . . . . . . . . . . . . .         (7,384)         15,512
   Cash and cash equivalents, beginning of period  . . . . . . . . . . . . . . . . . . .          9,008           5,292
                                                                                               --------       ---------
   Cash and cash equivalents, end of period  . . . . . . . . . . . . . . . . . . . . . .       $  1,624       $  20,804
                                                                                               ========       =========


  The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


1.  ORGANIZATION AND FORMATION OF THE COMPANY

    ORGANIZATION AND FORMATION OF THE COMPANY
    Post Apartment Homes, L.P. (the "Company"), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for Post Properties, Inc. ("PPI" or "General Partner").

    PPI elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

    BASIS OF PRESENTATION
    The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Form 10 for the year ended December 31, 1995.

2.  EXTRAORDINARY ITEM

    The extraordinary item for the three and six months ended June 30, 1995 resulted from costs associated with the early extinguishment of indebtedness.

3.  EARNINGS PER UNIT

    Earnings per unit for income before extraordinary item and net income has been computed by dividing income before extraordinary item and net income
    by the weighted average number of units outstanding.   The weighted average
    numbers of units outstanding utilized in the calculations are 26,850,337 and 22,831,993 for the three months ended June 30, 1996 and 1995, respectively, and 26,818,135 and 22,684,488 for the six months ended June 30, 1996 and 1995, respectively.

    The non-recurring extraordinary items recognized in the three and six months ended June 30, 1995 had the effect of reducing earnings per unit by $.03 and $.04, respectively, based on the weighted average number of units outstanding.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

    Non-cash investing and financing activities for the three months ended June 30, 1996 and 1995 are as follows:

         (a) The Company committed to distribute $14,504 and $11,211 for the quarters ended June 30, 1996 and 1995, respectively.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Apartment Homes, L.P.

As of June 30, 1996, there were 26,859,783 units outstanding, of which 21,774,940, or 81.1%, were owned by PPI and 5,084,843, or 18.9% were owned by other limited partners (including certain officers and directors of PPI.).

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996, AND 1995

The Company recorded net income of $24,875 for the six months ended June 30, 1996, an increase of $9,187 over the prior corresponding period primarily as a result of increased rental rates for fully stabilized communities and an increase in apartment units placed in service.

COMMUNITY OPERATIONS

The Company's net income is generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is generally considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

Currently, the Company's portfolio of apartment communities consists of thirty-seven communities and the first phase of two additional communities which were completed and stabilized for all of the current and prior year, three communities and the second phase of an existing community which achieved full stabilization during the prior year, four communities and the second phase of an existing community which reached stabilization during 1996, one community which was acquired during 1996 and six communities in the development or lease-up stage.

For communities with respect to which construction is completed and the community has become fully operational, all property operating and maintenance expenses are expensed as incurred and those recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset are capitalized. (See "Capitalization of Fixed Assets and Community Improvements").

The Company has adopted an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will typically exceed rental revenues, resulting in a "lease-up deficit", which continues until such time as rental revenues exceed such expenses.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

Therefore, in order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the operating income on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1995. The Company has also presented quarterly financial information reflecting the dilutive impact of lease-up deficits incurred for communities in the development and lease-up stage and not yet operating at break-even. In this presentation, only those communities which were dilutive during the period are included and, accordingly, different communities may be included in each period.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and six months ended June 30, 1996 and 1995 is summarized as follows:

                                                   Three months ended                         Six months ended
                                                        June 30,                                  June 30,
                                              ================================         ===============================

                                              1996        1995       %Change             1996       1995       %Change
                                              =======    =======     =========         =======     =======    ========
 Rental and other revenue:
   Fully stabilized communities (1)  . .      $31,500    $29,880         5.4%          $62,569     $59,214       5.7%
   Communities stabilized during 1995  .        2,351      1,518        54.9%            4,647       2,279     103.9%
   Acquired communities (2)  . . . . . .        1,115          -         N/A             1,115           -      N/A
   Development and lease-up
     communities (3) . . . . . . . . . .        4,802        490         N/A             8,179         540      N/A
   Sold communities (4)  . . . . . . . .            -      1,034         N/A                 -       2,083      N/A
   Other revenue (5) . . . . . . . . . .          658        663       (0.8)%            1,347       1,207      11.6%
                                              -------    -------                       -------     -------
                                               40,426     33,585        20.4%           77,857      65,323      19.2%
                                              -------    -------                       -------     -------
 Property operating and maintenance
 expense (exclusive of depreciation and
 amortization):
   Fully stabilized communities  . . . .       10,782     10,491         2.8%           20,568      19,784       4.0%
   Communities stabilized during 1995  .          674        505        33.5%            1,289         902      42.9%
   Acquired communities  . . . . . . . .          342          -         N/A               342           -      N/A
   Development and lease-up
      communities  . . . . . . . . . . .        1,699        521         N/A             3,203         844      N/A

   Sold communities  . . . . . . . . . .            -        479         N/A                 -         894      N/A
   Other expenses (6)  . . . . . . . . .          876        796        10.1%            1,767       1,788      (1.2)%
                                              -------    -------                       -------     -------
                                               14,373     12,792        12.4%           27,169      24,212      12.2%
                                              -------    -------                       -------     -------
 Revenue in excess of specified
  expense  . . . . . . . . . . . . . . .      $26,053    $20,793        25.3%          $50,688     $41,111      23.3%
                                              =======    =======                       =======     =======

 Recurring capital expenditures: (7)
   Carpet  . . . . . . . . . . . . . . .         $236       $241       (2.1)%             $410        $433      (5.3)%
   Other . . . . . . . . . . . . . . . .          690        163       323.3%              982         333     194.9%
                                              -------    -------                       -------     -------
     Total . . . . . . . . . . . . . . .         $926       $404       129.2%           $1,392        $766      81.7%
                                              =======    =======                       =======     =======
 Average apartment units in service  . .       17,155     15,665         9.5%           16,856      15,468       9.0%
                                              =======    =======                       =======     =======
 Recurring capital expenditures per
    apartment unit . . . . . . . . . . .         $54         $26       107.7%              $83         $50      66.0%
                                              =======    =======                       =======     =======

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


(1) Communities which reached stabilization prior to January 1, 1995.
(2) On May 7, 1996, the Company reacquired three contiguous Atlanta apartment communities containing a total of 810 units which the Company now operates as a single community.
(3) Communities in the "construction", "development" or "lease-up" stage during 1996 and, therefore, not considered fully stabilized for all of the periods presented.
(4) Three communities, containing 568 units, which were sold on September 13, 1995.
(5) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations.
(6) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.
(7) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

For the three and six months ended June 30, 1996, rental and other revenue increased $6,841, or 20.4% and $12,534, or 19.2%, respectively, compared to the same period in the prior year, primarily as a result of increased rates for fully stabilized communities, an increase in units placed in service and the acquisition of a community, partially offset by a decrease in rental and other revenue due to the sale of three communities during the third quarter of 1995. For the three and six months ended June 30, 1996, rental and other revenue from communities stabilized prior to January 1, 1995, increased $1,620, or 5.4% and $3,355, or 5.7%, respectively, compared to the same periods in the prior year, primarily as a result of higher rental rates. For the three and six months ended June 30, 1996, rental and other revenue from communities stabilized during 1995, development and lease-up communities and acquired communities increased, in the aggregate, $6,260 and $11,122, respectively, compared to the same periods in the prior year, primarily due to additional units placed in service through the development and acquisition of communities. The historical operating results include, for the six months ended June 30, 1995, revenues and expenses related to three communities sold on September 13, 1995, all of which had previously been included in the fully stabilized communities group.

For the six months ended June 30, 1996, property operating and maintenance expenses (exclusive of depreciation and amortization) increased, compared to the same period in the prior year, primarily due to the increase in the units placed in service through the development and acquisition of communities.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 37 communities and the first phase of two additional communities containing an aggregate of 14,160 units which were fully stabilized as of January 1, 1995, is summarized as follows:

                                                   Three months ended                         Six months ended
                                                        June 30,                                  June 30,
                                             ================================        ===================================
                                              1996       1995       %Change           1996        1995          %Change
                                             =======    =======    ==========        ========    ========     ==========
 Rental and other revenue  . . . . . . .     $31,500    $29,880          5.4%        $62,569     $59,214            5.7%
 Property operating and maintenance
  expense (exclusive of depreciation and
  amortization)                               10,782     10,491          2.8%         20,568      19,784            4.0%
                                             -------    -------                      -------     -------
 Revenue in excess of specified expense      $20,718    $19,389          6.9%        $42,001     $39,430            6.5%
                                             =======    =======                      =======     =======
 Recurring capital expenditures:(1)

  Carpet   . . . . . . . . . . . . . . .        $231       $229          0.9%           $405        $400            1.3%
  Other  . . . . . . . . . . . . . . . .         651        153        325.5%            938         263          256.7%
                                             -------    -------                      -------     -------
    Total  . . . . . . . . . . . . . . .        $882       $382        130.9%         $1,343        $663          102.6%
                                             =======    =======                      =======     =======
 Recurring capital expenditures per
    apartment unit (2) . . . . . . . . .         $62        $27        129.6%            $95         $47          102.1%
                                             =======    =======                      =======     =======
 Average economic occupancy (3)  . . . .        95.7%      96.1%                        95.5%       96.0%
                                             =======    =======                      =======     =======
 Average monthly rental rate per
   apartment unit (4)  . . . . . . . . .        $752       $717          4.9%           $749        $712            5.2%
                                             =======    =======                      =======     =======
 Apartment units in service  . . . . . .      14,160     14,160                       14,160      14,160
                                             =======    =======                      =======     =======

(1) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

(2) In addition to such capitalized expenditures, the Company expensed $160 and $280 per unit on building maintenance (inclusive of direct salaries) and $72 and $115 per unit on landscaping (inclusive of direct salaries) for the three and six months ended June 30, 1996, respectively.

(3) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, including these amounts would have been 95.2% and 95.6% and 95.0% and 95.5% for the three and six months ended June 30, 1996 and 1995, respectively.) For the three months ended June 30, 1996 and 1995, concessions were $81 and $79 and employee discounts were $65 and $63, respectively. Concessions were $143 and $141 and employee discounts were $136 and $122 for the six months ended June 30, 1996 and 1995, respectively.

(4) Average monthly rental rate is defined as the average of the gross actual rental rates for occupied units and the anticipated rental rates for unoccupied units.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

For the three and six months ended June 30, 1996, rental and other revenue increased, compared to the same periods in the prior year, due to higher rental rates. For the three and six months ended June 30, 1996, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $291, or 2.8%, and $784, or 4.0%, respectively, compared to the same period in the prior year, primarily as a result of an increase in ad valorem real estate taxes.

The increase in recurring capital expenditures per apartment unit for the three and six months ended June 30, 1996, compared to the same period in the prior year, is due to the refurbishment of leasing offices and other common areas within the communities.

LEASE-UP DEFICITS

As noted in the overview of Community Operations, the Company has adopted an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest as well as other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will typically exceed rental revenues, resulting in a "lease-up deficit", which continues until rental revenues exceed such expenses.

In this presentation, only those communities which were dilutive for the respective period are included and, accordingly, different communities may be included in different quarters.

For the quarters ended March 31 and June 30, 1996, the "lease-up deficit" charged to and included in results of operations are summarized as follows:


                                                                                                     Six months
                                                                                                        ended
                                                                                                    June 30, 1996
                                                                                                ========================
                                                                                                Qtr  1         Qtr  2
                                                                                                =========      =========
 Rental and other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    574       $    294
 Property operating and maintenance expense (exclusive of
  depreciation and amortization)   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           469            189
                                                                                                --------       --------
 Revenue in excess of specified expense  . . . . . . . . . . . . . . . . . . . . . . . . .           105            105
 Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           338            196
                                                                                                --------       --------
 Lease-up deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $   (233)      $    (91)
                                                                                                ========       ========

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through two of its subsidiaries, RAM Partners, Inc. ("RAM") and Post Asset Management, Inc. ("Post Asset Management").

The operating performance of RAM and Post Asset Management for the three and six months ended June 30, 1996 and 1995 is summarized as follows:

 RAM PARTNERS, INC.                                  Three months ended                      Six months ended
                                                          June 30,                               June 30,
                                              =================================       ====================================

                                              1996         1995        %Change        1996         1995        %Change
                                              ========    =========    ========       =======       =======    ===========
 Property management and other
   revenue . . . . . . . . . . . . . . .        $  649      $  531         22.2%       $1,309       $1,059         23.6%
 Property management expense . . . . . .           297         264         12.5%          653          582         12.2%
 General and administrative expense  . .           113         104          8.7%          231          223          3.6%
                                                ------      ------                    -------       ------
 Revenue in excess of specified
   expense . . . . . . . . . . . . . . .        $  239      $  163         46.6%       $  425       $  254         67.3%
                                                ======      ======                    =======       ======
 Average apartment units managed . . . .         9,814       9,440          4.0%        9,829        9,440          4.1%
                                                ======      ======                    =======       ======

The increase in property management revenues and expenses from each of the 1995 to 1996 periods is primarily attributable to the increase in the average number and the average gross revenues of units managed.


 POST ASSET MANAGEMENT                              Three months ended                       Six months ended
                                                         June 30,                                June 30,
                                              =================================       ====================================
                                                1996       1995        %Change        1996         1995        %Change
                                              =======       =======      ======       =======       ======       =========
 Property management and other
   revenue . . . . . . . . . . . . . . .        $  88       $  130       (32.3)%      $   169       $  256       (34.0)%
 Property management expense . . . . . .           60           85       (29.4)%          142          194       (26.8)%
 General and administrative expense  . .           11           14       (21.4)%           25           34       (26.5)%
                                                -----       ------                    -------       ------
 Revenue in excess of specified
    expense  . . . . . . . . . . . . . .        $  17       $   31       (45.2)%      $     2       $   28       (92.9)%
                                                =====       ======                    =======       ======
 Average apartment units managed  . . . .          866        1,256       (31.1)%          866        1,256       (31.1)%
                                                =====       ======                    =======       ======


Property management revenues and the related expenses decreased for each of the periods in 1996, compared to the same periods in 1995, primarily due to the reduction in the average number of apartment units managed. This reduction was primarily due to two management contracts which were cancelled effective January 1996. The Company expects income from Post Asset Management to continue to decline as contracts are cancelled and not replaced.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Services, Inc. ("Post Landscape Services").

The operating performance of Post Landscape Services for the three and six months ended June 30, 1996 and 1995 is summarized as follows:

                                                    Three months ended                       Six months ended
                                                         June 30,                                June 30,
                                             ====================================    ==================================

                                               1996         1995         %Change        1996         1995     %Change
                                             ========      =======       ========      ======       ======    =========
Landscape services and other
 revenue  . . . . . . . . . . . . . . .        $1,356       $1,342          1.0%       $2,268       $2,156       5.2%

Landscape services expense  . . . . . .           991          884         12.1%         1,658        1,476     12.3%
General and administrative expense  . .           104          182       (42.9)%          205          278    (26.3)%
                                               ------       ------                     ------       ------
Revenue in excess of specified
  expense . . . . . . . . . . . . . . .        $  261       $  276        (5.4)%       $  405       $  402       0.7%
                                               ======       ======                     ======       ======


The increase in landscape services revenue and landscape service expense for each of the periods ended June 30, 1996, compared to the same period in 1995, is primarily due to increases in landscape contracts.

OTHER INCOME AND EXPENSES

General and administrative expense increased for the three and six months ended June 30, 1996, compared to the same period in the prior year, primarily as a result of increased travel expenses and personnel costs.

The extraordinary item of $648 and $803 for the three and six months ended June 30, 1995, respectively, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $33,856 for the six months ended June 30, 1995 to $43,408 for the six months ended June
30, 1996, principally due to an increase in the Company's net income.   Net
cash used in investing activities increased from $67,606 in the six months ended June 30, 1995 to $98,170 in the six months ended June 30, 1996, principally due to the increase in construction activities relating to new development and acquisition of new communities. The Company's net cash provided by financing activities decreased from $49,262 in the six months ended June 30, 1995 to $47,378 in the six months ended June 30, 1996 due to an increase in net borrowing activity to fund development offset by a decrease in contributions from PPI of cash proceeds from the Dividend Reinvestment Plan and an increase in distributions paid for the six months ended June 30, 1996.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


PPI has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income. The Company makes distributions to enable PPI to satisfy this requirement. As a REIT, PPI generally will not be subject to Federal income tax on net income.

At June 30, 1996, the Company had total indebtedness of $421,378 and cash and cash equivalents of $1,624. The Company's indebtedness includes approximately $33,340 in conventional mortgages payable secured by individual communities, tax- exempt bond indebtedness of $149,038, senior unsecured notes of $100,000 and borrowings under an unsecured line of credit of approximately $139,000.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company, sales of communities, or, possibly in connection with acquisitions of land or improved properties, units of the Company. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements, of which PPI is subject to, in both the short and the long term. The budgeted expenditures for improvements and renovations to certain of the communities are expected to be funded from property operations.

Line Of Credit
On February 1, 1995, the Company closed a 39-month unsecured revolving line of credit (the "Revolver") in the amount of $180,000 with a bank syndicate to provide funding for future construction, acquisitions and general business obligations. Borrowings under the Revolver initially bore interest at LIBOR plus 1.50% or prime minus .25% and had a maturity date of May 1, 1998. On
March 1, 1996, the Revolver was amended to reduce the interest rate to LIBOR plus 0.95% or prime minus .25% and to extend the maturity to May 1, 1999. The amendment also provides for the rate to be adjusted up or down based on changes
in the credit ratings on the Company's senior unsecured debt.   On June 4, 1996,
the rating on the Company's senior unsecured debt by Standard and Poor's was raised to BBB+ which further reduced the interest rate on the Revolver to its current rate of LIBOR plus .80% or prime minus .25%. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Company to make distributions, in excess of stated amounts. In general, during any fiscal year the Company may only distribute up to 100% of the Company's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Company to make distributions necessary to allow PPI to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect its ability to make required distributions.

At June 30, 1996, the Company had $41,000 available under the Revolver to fund future development and general corporate obligations.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

Northwestern Mutual Unsecured Loans
On June 7, 1995, the Company privately placed $50,000 of unsecured senior notes with The Northwestern Mutual Life Insurance Company (the "NML Notes"). The NML Notes were in two tranches: the first, aggregating $30,000, carries an interest rate of 8.21% per annum (1.25% over the corresponding treasury rate on the date such rate was set) and

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

matures on June 7, 2000; and the second, aggregating $20,000 carries an interest rate of 8.37% per annum (1.35% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2002. Proceeds from the issuance of the NML Notes were used to reduce secured indebtedness and to pay down the Revolver. The note agreements pursuant to which the NML Notes were purchased contain representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

Wachovia Unsecured Loans
On September 29, 1995, the Company privately placed $50,000 of unsecured senior notes with Wachovia Bank of Georgia, N.A. (the "Wachovia Notes"). The Wachovia Notes were in two tranches: the first tranche, aggregating $25,000, will mature on September 29, 1999; the second tranche, aggregating $25,000 will mature on September 29, 2001. Both tranches bear interest at 7.15% per annum (1.10% over the corresponding treasury rate on the date such rate was set). Proceeds from the issuance of the Wachovia Notes were used to reduce indebtedness outstanding on the Revolver. The credit agreement for the notes contain representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for five bond issues, aggregating $52,675, which were reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $101,853 with respect to ten other bond issues which mature and may be refunded in 1996 through 1998. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Other Activities
During the second quarter of 1996, the Company reacquired three contiguous Atlanta apartment communities, containing 810 units, which the Company developed in the early 1980's and managed under the Post(R) brand name through mid-1993. The Company's capital investment, after capital improvements, will be approximately $48 million, or $59,000 per unit. The Company is operating these communities as one under the name Post Creek(TM).

In addition, the Company listed in April 1996 two communities in Florida, containing a total of 596 units, for sale. On July 19, 1996, one of the communities, containing 180 units, was sold.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of PPI. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of PPI's Common Stock directly from PPI for 95% of the market price on the date of purchase.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

Schedule of Indebtedness

The following table reflects the Company's indebtedness at June 30, 1996:

                                                                                           Maturity            Principal
Community                                 Location             Interest Rate                Date(1)              Balance
=====================================    ===========       =====================          ===============      ==========
TAX EXEMPT FIXED RATE (SECURED)
Post Canyon(R)  . . . . . . . . . . .    Atlanta, GA       7.4% +  .575%  (2)(3)           07/01/96(4)(5)        $16,845
Post Corners(R) . . . . . . . . . . .    Atlanta, GA       7.4% +  .575%  (2)(3)           08/01/96(4)(6)         14,760
Post Bridge(R)  . . . . . . . . . . .    Atlanta, GA       7.5% +  .575%  (2)(3)           01/01/97 (4)            9,960
Post Village(R) (Atlanta) Gardens . .    Atlanta, GA       7.5% +  .575%  (2)(3)           01/01/97 (4)           14,500
Post Chase(R) . . . . . . . . . . . .    Atlanta, GA       7.5% +  .575%  (2)(3)           07/01/97 (4)           12,000
Post Walk(R)  . . . . . . . . . . . .    Atlanta, GA       7.5% +  .575%  (2)(3)           07/01/97 (4)           15,000
Post Court(R) . . . . . . . . . . . .    Atlanta, GA       7.5% +  .575%  (2)(3)           06/01/98 (4)           13,298
                                                                                                                --------
                                                                                                                  96,363
                                                                                                                --------
CONVENTIONAL FIXED RATE (SECURED)

Post Village(R) (Atlanta) Arbors  . .    Atlanta, GA               8.16%                   02/10/97                7,684
Post Summit(R)  . . . . . . . . . . .    Atlanta, GA               7.72%                   02/01/98                5,347
Post River(R) . . . . . . . . . . . .    Atlanta, GA               7.72%                   03/01/98                5,909
                                                                                                                --------
                                                                                                                  18,940
                                                                                                                --------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R) Series 1995 . . . . .    Atlanta, GA   "AAA" NON-AMT + .575% (2)(3)      06/01/2025                9,895
Post Valley(R) Series 1995  . . . . .    Atlanta, GA   "AAA" NON-AMT + .575% (2)(3)      06/01/2025               18,600
Post Brook(R) Series 1995 . . . . . .    Atlanta, GA   "AAA" NON-AMT + .575% (2)(3)      06/01/2025                4,300
Post Village(R) (Atlanta) Hills . . .
  Series 1995 . . . . . . . . . . . .    Atlanta, GA   "AAA" NON-AMT + .575% (2)(3)      06/01/2025                7,000
Post Mill(R)  . . . . . . . . . . . .    Atlanta, GA   "AAA" NON-AMT + .575% (2)(3)      06/01/2025               12,880
                                                                                                                --------
                                                                                                                  52,675
                                                                                                                --------
CONVENTIONAL FLOATING RATE (SECURED)
Post Renaissance(R) (Phase I and II)     Atlanta, GA           LIBOR + .55%                07/01/98               14,400
                                                                                                                --------
                                                                                                                  14,400
                                                                                                                --------
SENIOR NOTES (UNSECURED)
Wachovia Bank of Georgia  . . . . . .        N/A                   7.15%                   09/29/99               25,000
Northwestern Mutual Life  . . . . . .        N/A                   8.21%                 06/07/2000               30,000
Wachovia Bank of Georgia  . . . . . .        N/A                   7.15%                 09/29/2001               25,000
Northwestern Mutual Life  . . . . . .        N/A                   8.37%                 06/07/2002               20,000
                                                                                                                --------
                                                                                                                 100,000
                                                                                                                --------
LINE OF CREDIT (UNSECURED)
Revolver  . . . . . . . . . . . . . .        N/A        LIBOR + .80% or prime minus .25%   05/01/99              139,000
                                                                                                                --------
                                                                                                                 139,000
                                                                                                                --------
TOTAL . . . . . . . . . . . . . . . .                                                                           $421,378
                                                                                                                ========

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties. All dates listed are final maturity dates assuming the exercise of any available extension option by the Company.
(2)  Bond financed (interest rate on bonds + credit enhancement fees).
(3) These bonds are also secured by Post Fountains(TM) at Lee Vista, Post Lake(R) (Orlando) and the Fountains and Meadows of Post Village(R) for which the Company has economically defeased their respective bond indebtedness.
(4) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(5) On July 1, 1996, this bond was refunded with an issue having a maturity of June 1, 2025 and an interest rate of SunTrust Bank, Atlanta Non-ATM "AAA" tax free rate plus a credit enhancement fee of .575%.
(6) On August 1, 1996, this bond was refunded with an issue having a maturity of June 1, 2025 and an interest rate of SunTrust Bank, Atlanta Non-ATM "AAA" tax free rate plus a credit enhancement fee of .575%.

Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totalling $235,880, of which $86,842 has been economically defeased, leaving $149,038 of principal amount of tax-exempt bonds outstanding at June 30, 1996. As of June 30, 1996, $52,675 of the bonds outstanding have been reissued with a maturity of June 1, 2025. The remaining outstanding bonds, together with the economically defeased bonds, mature and may be reissued, during the years 1996 through 1998. The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial to the Company.

The following table shows the amount of bonds (both defeased and outstanding) at June 30, 1996, which the Company may reissue during the years 1996 through 2025:


                                                     Defeased       Outstanding     Total Reissue
                                                     Portion          Portion          Capacity
                                                   -------------    -------------   --------------
                         1996 (1)                    $                $ 31,605            $ 31,605
                                                          -
                         1997                          5,490            51,460              56,950

                         1998                         81,352            13,298              94,650
                         Thereafter                       -             52,675              52,675
                                                     -------          --------            --------
                                                     $86,842          $149,038            $235,880
                                                     =======          ========            ========


     (1) 1996 amounts include Post Canyon and Post Corners bonds which matured and were reissued on July 1, 1996 and August 1, 1996, respectively.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

Current Development Activity
The Company's communities under development or in initial lease-up are summarized in the following table:

                                                            Construction                    Actual or   Actual or     Units
                                                Estimated       Cost                        Estimated   Estimated    Leased
                                               Construction   Expended       Quarter of      Quarter    Quarter of    as of
                                      # Of       Cost (1)    To Date (2)    Construction   First Units  Stabilized  August 3,
Metropolitan Area                    Units     (Millions)    (Millions)     Commencement    Available   Occupancy      1996
- -----------------                    -----    ------------  ------------    ------------    ---------   ---------     -----
Atlanta, GA
- -----------
Post Terrace(R)                        296        $   25       $  21            2Q'95        1Q'96      4Q'96        258
Post Crest(R)                          410            31          24            1Q'95        1Q'96      1Q'97        332
Post Collier Hills(TM)                 392            31          10            4Q'95        4Q'96      4Q'97        n/a
Post Glen(TM)                          312            29           7            1Q'96        1Q'97      1Q'98        n/a
                                     -----          ----         ---                                                 ---
                                     1,410           116          62                                                 590
                                     -----          ----         ---                                                 ---


Tampa, FL
- ---------
Post Walk at Hyde Park(TM)             134            13           3           1Q'96         4Q'96      3Q'97        n/a
                                     -----          ----         ---                                                 ---

Charlotte, NC
- -------------
Post Park at Phillips Place(TM)        402            31           8           4Q'95         4Q'96      4Q'97        n/a
                                     -----          ----         ---                                                 ---
                                     1,946          $160         $73                                                 590
                                     =====          ====         ===                                                 ===





(1) Represents estimated total development costs, including capitalized construction costs, lease-up deficits, and all construction period interest.
(2) Construction cost incurred to date includes all costs associated with the development and lease-up of the community, including interest and other start-up costs which are expensed in the Company's consolidated financial statements. These costs which were expensed amounted to approximately $359 at June 30, 1996.


The Company has also acquired a parcel in Atlanta on which it plans to build a new community. The Home Depot, Inc. is constructing its corporate headquarters campus and extensive infrastructure improvements are being made by the county adjacent to the parcel. The Company will review its development plan for this parcel closer to completion of these improvements. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)





Capitalization of Fixed Assets and Community Improvements
The Company has established a policy of capitalizing those expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset. All expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. During the first five years of a community (which corresponds to the estimated depreciable life), carpet replacements are expensed as incurred. Thereafter, carpet replacements are capitalized.

Acquisition of assets and community improvement expenditures for the six months ended June 30, 1996 and 1995 are summarized as follows:



                                                                                                       Six months
                                                                                                          ended
                                                                                                         June 30,
                                                                                                 =======================
                                                                                                 1996           1995
 New community development and acquisition activity  . . . . . . . . . . . . . . . . . . .       $95,664        $65,748
 Non-recurring capital expenditures:
       Vehicle access control gates  . . . . . . . . . . . . . . . . . . . . . . . . . . .            32            323
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           743            362

 Recurring capital expenditures:
       Carpet replacements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           410            433
       Community additions and improvements  . . . . . . . . . . . . . . . . . . . . . . .           982            333
       Corporate additions and improvements  . . . . . . . . . . . . . . . . . . . . . . .           339            407
                                                                                                 -------        -------
                                                                                                 $98,170        $67,606
                                                                                                 =======        =======


INFLATION

Substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company's lease agreements provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination; in addition, the Company's policy permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of one month's additional rent as compensation for early termination. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations
The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. Funds from operations is defined to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and CAD for the six months ended June 30, 1996 and 1995 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                                                   Six months ended
                                                                                                       June 30,
                                                                                              =========================
                                                                                                 1996           1995
                                                                                              ==========     ==========
 Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   24,875     $  $15,688
  Extraordinary item    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -            803
                                                                                              ----------     ----------
   Adjusted net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           24,875         16,491
                                                                                              ----------     ----------
  Depreciation (real estate assets)   . . . . . . . . . . . . . . . . . . . . . . . . .           10,796         10,128
                                                                                              ----------     ----------

Funds from Operations (1)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           35,671         26,619
 Recurring capital expenditures (2) . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,392)          (766)
 Non-recurring capital expenditures (3) . . . . . . . . . . . . . . . . . . . . . . . .             (775)          (685)
 Loan amortization payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (105)          (103)
                                                                                              ----------     ----------
Cash Available for Distribution . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   33,399     $   25,065
                                                                                              ==========     ==========
Cash Flow Provided By (Used In):
 Operating activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       S   43,408     $   33,856
 Investing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (98,170)       (67,606)
 Financing activities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           47,378         49,262

Weighted average units outstanding  . . . . . . . . . . . . . . . . . . . . . . . . . .       26,818,135     22,684,488
                                                                                              ==========     ==========

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

(2) Recurring capital expenditures consisted primarily of $410 and $433 of carpet replacement and $982 and $333 of other additions and improvements to existing communities for the six months ended June 30, 1996 and 1995, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $339 and $407 are excluded from the calculation of CAD for the six months ended June 30, 1996 and 1995, respectively.

(3) Non-recurring capital expenditures consisted of community additions and improvements of $743 and $362, for the six months ended June 30, 1996 and 1995, respectively, and the addition of vehicle access control gates to communities of $32 and $323 for the six months ended June 30, 1996 and 1995, respectively.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

27.    Financial Data Schedule (for SEC filing purposes only)

       The registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

       (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the six months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           POST APARTMENT HOMES, L.P.
                           By: Post Properties, Inc., as General Partner

  August 14, 1996                  /s/ John T. Glover
  ---------------                  -----------------------------------------
      (Date)                           John T. Glover, President,
                                       Chief Operating Officer, Treasurer
                                       and a Director
                                       (Principal Financial Officer)







  August 14, 1996                  /s/ R. Gregory Fox
  ---------------                  -----------------------------------------
      (Date)                           R. Gregory Fox
                                       Senior Vice President, Chief
                                       Accounting Officer