Form 10-Q
period 1996-09-30
POST APARTMENT HOMES LP
filed 1996-11-12
CIK 1012271

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -------------------

                                   FORM 10-Q
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                         Commission file number 1-28226

                              -------------------

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

Yes   X   No
    ----     -----

                            ------------------------

===============================================================================

                           POST APARTMENT HOMES, L.P.
                                     INDEX

 Part I  FINANCIAL INFORMATION                                                                          Page
                                                                                                        ----

         ITEM 1  FINANCIAL STATEMENTS
           Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995  . . . . . . .        3

           Consolidated Statements of Operations for the three months and the nine months ended
               September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        4

           Consolidated Statement of Partners' Equity for the nine months ended
               September 30, 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                                            5
           Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and
              1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                                            6

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
 PART II OTHER INFORMATION

         ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS   . . . . . . . . . . . . . . .       24

         ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . .       24

         SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       25

                           POST APARTMENT HOMES, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                                         1996                1995
                                                                                     =============       ============
                                                                                      (UNAUDITED)
 ASSETS
  Real estate:
    Land   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  145,912           $ 118,988
    Building and improvements  . . . . . . . . . . . . . . . . . . . . . . . .             711,860             589,869
    Furniture, fixtures and equipment  . . . . . . . . . . . . . . . . . . . .              72,669              67,354
    Construction in progress   . . . . . . . . . . . . . . . . . . . . . . . .             134,760             149,514
    Land held for future development   . . . . . . . . . . . . . . . . . . . .               4,170              12,199
                                                                                        ----------           ---------
                                                                                         1,069,371             937,924
    Less: accumulated depreciation   . . . . . . . . . . . . . . . . . . . . .            (171,479)           (156,824)
                                                                                        ----------           ---------
      Operating real estate assets   . . . . . . . . . . . . . . . . . . . . .             897,892             781,100
  Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . .               5,977               9,008
  Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               1,134               1,146
  Deferred charges, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .               8,087               7,241
  Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              14,686              14,489
                                                                                        ----------          ----------
      Total assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  927,776          $  812,984
                                                                                        ==========          ==========


 LIABILITIES AND PARTNERS' EQUITY
  Notes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  452,384          $  349,719
  Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . . . . .               3,562               3,965
  Distribution payable   . . . . . . . . . . . . . . . . . . . . . . . . . . .              14,550              13,091
  Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . .              24,867              16,023
  Deferred swap income   . . . . . . . . . . . . . . . . . . . . . . . . . . .                 207                 331
  Security deposits and prepaid rents  . . . . . . . . . . . . . . . . . . . .               4,652               4,366
                                                                                        ----------           ---------
      Total liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . .             500,222             387,495
  Commitments and contingencies
  Partners' equity   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             427,554             425,489
                                                                                        ----------           ---------
      Total liabilities and partners' equity   . . . . . . . . . . . . . . . .          $  927,776           $ 812,984
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

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ============================   ==============================
                                                                 1996           1995            1996            1995
                                                            ============     ===========   ============    ==============
REVENUES
 Rental . . . . . . . . . . . . . . . . . . . . . . . . .   $     41,067     $    34,748   $    116,636    $     98,625
 Property management - third party. . . . . . . . . . . .            722             737          2,188           1,953
 Landscape services - third party . . . . . . . . . . . .          1,199           1,050          3,420           3,199
 Interest . . . . . . . . . . . . . . . . . . . . . . . .             50             195            289             320
 Other . . .  . . . . . . . . . . . . . . . . . . . . . .          1,661             750          3,949           2,196
                                                            ------------     -----------   ------------    ------------
   Total revenues . . . . . . . . . . . . . . . . . . . .         44,699          37,480        126,482         106,293
                                                            ------------     -----------   ------------    ------------

EXPENSES
 Property operating and maintenance (exclusive of items
   shown separately below)  . . . . . . . . . . . . . . .         15,599          13,209         42,768          37,421

 Depreciation (real estate assets)  . . . . . . . . . . .          5,877           4,975         16,673          15,103
 Depreciation (non-real estate assets)  . . . . . . . . .            197             158            710             379
 Property management - third party  . . . . . . . . . . .            558             579          1,608           1,612
 Landscape services - third party . . . . . . . . . . . .          1,013             859          2,876           2,613
 Interest   . . . . . . . . . . . . . . . . . . . . . . .          5,970           6,503         16,738          17,339

 Amortization of deferred loan costs, interest rate
   protection agreement and swap gain, net  . . . . . . .            293             518          1,025           1,514
 General and administrative . . . . . . . . . . . . . . .          1,769           1,611          5,786           4,371
 Minority interest in consolidated property partnership .              -              69              -             451
                                                            ------------     -----------   ------------    ------------
   Total expenses   . . . . . . . . . . . . . . . . . . .         31,276          28,481         88,184          80,803
                                                            ------------     -----------   ------------    ------------
 Income before net gain on sale of asset, and
  extraordinary item  . . . . . . . . . . . . . . . . . .         13,423           8,999         38,298          25,490
 Net gain on sale of assets . . . . . . . . . . . . . . .            854           1,746            854           1,746
                                                            ------------     -----------   ------------    ------------
 Income before extraordinary item . . . . . . . . . . . .         14,277          10,745         39,152          27,236
 Extraordinary item . . . . . . . . . . . . . . . . . . .              -            (246)             -          (1,049)
                                                            ------------     -----------   ------------    ------------
   Net income   . . . . . . . . . . . . . . . . . . . . .   $     14,277     $    10,499   $     39,152    $     26,187
                                                            ============     ===========   ============    ============
PER UNIT DATA:
 Weighted average units outstanding . . . . . . . . . . .     26,928,896      22,933,222     26,855,322      22,768,310
                                                            ============     ===========   ============    ============
 Income before extraordinary item   . . . . . . . . . . .   $       0.53     $      0.47   $       1.46    $       1.20
                                                            ============     ===========   ============    ============
  Net income  . . . . . . . . . . . . . . . . . . . . . .   $       0.53     $      0.46   $       1.46    $       1.15
                                                            ============     ===========   ============    ============
  Distributions declared  . . . . . . . . . . . . . . . .   $       0.54     $      0.49   $       1.62    $       1.47
                                                            ============     ===========   ============    ============

  The accompanying notes are an integral part of these conso idated financial statements.

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                GENERAL    LIMITED
                                                                                PARTNER    PARTNERS       TOTAL
                                                                                =======    ========      ========
       PARTNERS' EQUITY, DECEMBER 31, 1995 . . . . . . . . . . . . . . .        $4,648     $420,841      $425,489
           Contributions from PPI related to Dividend Reinvestment
               and Employee Stock Purchase Plans   . . . . . . . . . . .            64        6,372         6,436
           Distributions paid  . . . . . . . . . . . . . . . . . . . . .          (290)     (28,683)      (28,973)
           Distributions declared  . . . . . . . . . . . . . . . . . . .          (146)     (14,404)      (14,550)
           Net income  . . . . . . . . . . . . . . . . . . . . . . . . .           392       38,760        39,152
                                                                                ------     --------      --------
       PARTNERS' EQUITY, SEPTEMBER 30, 1996  . . . . . . . . . . . . . .        $4,668     $422,886      $427,554
                                                                                ======     ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                               ==========================
                                                                                                  1996             1995
                                                                                               =========       ==========
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 39,152        $ 26,187
  Adjustments to reconcile net income to net cash provided by operating activities:
    Net gain on sale of assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (854)         (1,746)
    Depreciation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         17,383          15,482
    Write-off of deferred financing costs  . . . . . . . . . . . . . . . . . . . . . . .              -           1,047
    Amortization of deferred loan costs, interest rate protection agreement
      and swap gain, net   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,025           1,514
 Changes in assets, (increase) decrease in:
    Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             12           7,254
    Deferred charges   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,652             (90)
    Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,775)         (8,137)
    Changes in liabilities, increase (decrease) in:
    Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (403)            (97)
    Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .         11,210           6,545
    Security deposits and prepaid rents  . . . . . . . . . . . . . . . . . . . . . . . .            286             336
                                                                                               --------        --------
    Net cash provided by operating activities  . .  . . . .. . . . . . . . . . . . . . .         67,688          48,295
                                                                                               --------        --------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Construction and acquisition of real estate assets, net of payables.  . . . . . . . .       (139,152)        (98,507)
   Capitalized interest .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (3,000)         (4,387)
   Proceeds from sale of real estate assets, net of selling costs  . . . . . . . . . . .         12,196          22,645
   Escrowed sales proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -         (20,418)
   Recurring capital expenditures .  . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,084)         (1,294)
   Corporate additions and improvements. . . . . . . . . . . . . . . . . . . . . . . . .           (491)           (759)
   Non-recurring capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . .         (1,462)         (1,104)
                                                                                               --------        --------
   Net cash (used in) investing activities . . . . . . . . . . . . . . . . . . . . . . .       (133,993)       (103,824)
 CASH FLOWS FROM FINANCING ACTIVITIES                                                          --------        --------
   Payment of financing costs. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,201)         (4,785)
   Debt proceeds   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        232,833         322,396
   Proceeds from sale of Notes, net of underwriters discount and offering costs                 123,438               -
   Debt payments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (255,168)       (245,611)
   Contributions from PPI related to  Dividend Reinvestment and Employee
     Stock Purchase Plans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,436          14,371

   Partner distributions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (42,064)        (32,382)
                                                                                                --------        --------
   Net cash provided by financing activities  . . . . . . . . . . . . . . . . . . . . . .        63,274          53,989
                                                                                                --------        --------
   Net (decrease) increase in cash and cash equivalents   . . . . . . . . . . . . . . . .        (3,031)         (1,540)
   Cash and cash equivalents, beginning of period   . . . . . . . . . . . . . . . . . . .         9,008           5,292
                                                                                                --------        --------
    Cash and cash equivalents, end of period   . . . . . . . . . . . . . . . . . . . . . .     $  5,977        $  3,752
                                                                                                ========        ========


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

    BASIS OF PRESENTATION
    The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Form 10 for the year ended December 31, 1995.

2.  NOTES PAYABLE

    On September 30, 1996, the Company completed a $125,000 senior unsecured debt offering comprised of two tranches. The first tranche, $100,000 of 7.25% Notes due on October 1, 2003 (the "2003 Notes"), was priced at 99.642% to yield 7.316%, or 71 basis points over the rate on U.S. Treasury securities with a comparable maturity. The second tranche, $25,000 of 7.50% Notes due on October 1, 2006 (the "2006 Notes", and together with the 2003 Notes, the "Notes"), was priced at 99.694% to yield 7.544%, or 83 basis points over the rate on U.S. Treasury securities with a comparable maturity. Proceeds from the Notes were used to pay down existing indebtedness outstanding on the Revolver.

3.  EXTRAORDINARY ITEM

    The extraordinary item for the three and nine months ended September 30, 1995 resulted from costs associated with the early extinguishment of indebtedness.

4.  EARNINGS PER UNIT

    Primary earnings per unit for income before extraordinary item and net income has been computed by dividing income before extraordinary item and net income by the weighted average number of units outstanding. The weighted average number of units outstanding utilized in the calculations are 26,928,896 and 22,933,222 for the three months ended September 30, 1996 and 1995, respectively and 26,855,322 and 22,768,310 for the nine months ended September 30, 1996 and 1995, respectively.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash investing and financing activities for the nine months ended September 30, 1996 and 1995 are as follows:

         (a) The Company committed to distribute $14,550 and $11,242 for the quarters ended September 30, 1996 and 1995, respectively.

5.  SUBSEQUENT EVENTS

    On October 1, 1996, PPI sold one million non-convertible 8.5% Series A Cumulative Redeemable Preferred Shares (the "Perpetual Preferred Shares"), raising $50 million. Net proceeds of $48,700 from the Perpetual Preferred Shares were contributed to the Company in exchange for one million Series A Preferred Partnership Units (the "Perpetual Preferred Units"). The Company used the proceeds to repay outstanding indebtedness.

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

As of September 30, 1996, there were 26,943,909 units outstanding, of which 21,859,066, or 81.1%, were owned by PPI and 5,084,843, or 18.9% were owned by other limited partners (including certain officers and directors of PPI).

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996, AND 1995

The Company recorded net income of $39,152, for the nine months ended September 30, 1996, an increase of 49.5% over the prior corresponding period primarily as a result of increased rental rates for fully stabilized communities and an increase in apartment units placed in service.

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

Currently, the Company's portfolio of apartment communities consists of the following: (i) 36 communities and the first phase of 2 additional communities which were completed and stabilized for all of the current and prior year, (ii) 3 communities and the second phase of an existing community which achieved full stabilization during the prior year, (iii) 5 communities and the second phase of an existing community which reached stabilization during 1996, (iv) 2 communities which were acquired during 1996 and (v) 8 communities in the development or lease-up stage, for a total of 56 communities.

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

The Company has adopted an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will typically exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses.

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

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and nine months ended September 30, 1996 and 1995 is summarized as follows:

                                                   THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                      SEPTEMBER 30,                             SEPTEMBER 30,
                                            =================================         =================================

                                              1996        1995        %Change           1996        1995        %Change
                                            =========   =========    ========         ========   =========     ========
 Rental and other revenue:
   Fully stabilized communities (1)  . .    $  31,414   $ 30,143         4.2%         $ 93,065    $ 88,497       5.2%
   Communities stabilized during 1995  .        2,376      2,158        10.1%            7,023       4,437      58.3%
   Acquired communities (2)  . . . . . .        1,948          -        N/A              3,063           -      N/A

   Development and lease-up
     communities (3) . . . . . . . . . .        5,717      1,293        N/A             13,896       1,833      N/A
   Sold communities (4)  . . . . . . . .           84      1,265        N/A              1,001       4,207      N/A
   Other revenue (5) . . . . . . . . . .        1,189        639        86.1%            2,537       1,847      37.4%
                                            ---------   --------                      --------    --------
                                               42,728     35,498        20.4%          120,585     100,821      19.6%
                                            ---------   --------                      --------    --------


 Property operating and maintenance
 expense  (exclusive of depreciation and
 amortization):
   Fully stabilized communities  . . . .       10,741     10,451         2.8%           30,982      29,937       3.5%
   Communities stabilized during 1995  .          682        542        25.8%            1,971       1,444      36.5%
   Acquired communities  . . . . . . . .          798          -        N/A              1,140           -      N/A
   Development and lease-up
     communities   . . . . . . . . . . .        1,861        731        N/A              5,064       1,575      N/A

   Sold communities  . . . . . . . . . .           28        538        N/A                355       1,729      N/A
   Other expenses (6)  . . . . . . . . .        1,489        947        57.2%            3,256       2,736      19.0%
                                            ---------   --------                      --------    --------
                                               15,599     13,209        18.1%           42,768      37,421      14.3%
                                            ---------   --------                      --------    --------
 Revenue in excess of specified
    expense  . . . . . . . . . . . . . .    $  27,129   $ 22,289        21.7%         $ 77,817    $ 63,400      22.7%
                                            =========   ========                      ========    ========

 Recurring capital expenditures: (7)
   Carpet  . . . . . . . . . . . . . . .    $     333   $    267        24.7%         $    743    $    700       6.1%
   Other . . . . . . . . . . . . . . . .          359        261        37.5%            1,341         594     125.8%
                                            ---------   --------                      --------    --------
   Total . . . . . . . . . . . . . . . .    $     692   $    528        31.1%         $  2,084    $  1,294      61.1%
                                            =========   ========                      ========    ========
 Average apartment units in service  . .       17,751     15,889        11.7%           16,965      15,388      10.2%
                                            =========   ========                      ========    ========
 Recurring capital expenditures per
    apartment unit . . . . . . . . . . .    $      39   $     33        17.3%         $    123    $     84      46.1%
                                            =========   ========                      ========    ========

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

(1) Communities which reached stabilization prior to January 1, 1995.
(2) On May 7, 1996, the Company reacquired three contiguous Atlanta apartment communities containing a total of 810 units which the Company now operates as a single community. On August 26, 1996, the Company acquired an apartment community containing 80 units in Nashville, Tennessee. See "Current Development Activity."
(3) Communities in the "construction", "development" or "lease-up" stage during 1996 and, therefore, not considered fully stabilized for all of the periods presented.
(4) Includes three communities, containing 568 units, which were sold on September 13, 1995 and one community, containing 180 units, which was sold on July 19, 1996.
(5) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations. Other revenue also includes, for the three and nine months ended September 30, 1996, approximately $527 which resulted from the Company's Olympic-related housing initiatives.
(6) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.
(7) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

For the three and nine months ended September 30, 1996, rental and other revenue increased $7,230, or 20.4% and $19,764, or 19.6%, respectively, compared to the same period in the prior year, primarily as a result of increased rates for fully stabilized communities, an increase in units placed in service, the acquisition of communities and the Company's Olympic-related housing initiatives, partially offset by a decrease in rental and other revenue due to the sale of three communities during the third quarter of 1995 and the sale of one community during the third quarter of 1996. For the three and nine months ended September 30, 1996, rental and other revenue from communities stabilized prior to January 1, 1995, increased $1,271, or 4.2% and $4,568, or 5.2%, respectively, compared to the same periods in the prior year, primarily as a result of higher rental rates. For the three and nine months ended September 30, 1996, rental and other revenue from communities stabilized during 1995, development and lease-up communities and acquired communities increased, in the aggregate, $6,590 and $17,712, respectively, compared to the same periods in the prior year, primarily due to additional units placed in service through the development and acquisition of communities. The operating results for the three and nine months ended September 30, 1995, include revenue and expenses through September 13, 1995 for three communities, containing 568 units, which were sold on such date and revenue and expenses for the entire period for a community which was sold during 1996. For the three and nine months ended September 30, 1996, the operating results include revenue and expenses through July 19, 1996 for a community which was sold on such date.
The revenue and expenses for the sold communities had previously been included in the fully stabilized communities group.

For the three and nine months ended September 30, 1996, property operating and maintenance expenses (exclusive of depreciation and amortization) increased, compared to the same period in the prior year, primarily due to the increase in the units placed in service through the development and acquisition of communities.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 36 communities and the first phase of two additional communities containing an aggregate of 13,980 units which were fully stabilized as of January 1, 1995, is summarized as follows:

                                                    THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                       SEPTEMBER 30,                            SEPTEMBER 30,
                                              ================================        ==================================

                                                1996       1995       %CHANGE           1996        1995        %CHANGE
                                              =======    ========     ========        ========    ========      ========
 Rental and other revenue  . . . . . . .      $31,414     $30,143         4.2%         $93,065     $88,497          5.2%
 Property operating and maintenance
  expense (exclusive of depreciation and
  amortization)  . . . . . . . . . . . .       10,741      10,451         2.8%          30,982      29,937          3.5%
                                              -------     -------                      -------     -------
 Revenue in excess of specified expense       $20,673     $19,692         5.0%         $62,083     $58,560          6.0%
                                              =======     =======                      =======     =======

 Recurring capital expenditures: (1)
  Carpet   . . . . . . . . . . . . . . .      $   295     $   240        22.9%         $   700     $   631         10.9%
  Other  . . . . . . . . . . . . . . . .          318         230        38.3%           1,256         489        156.9%
                                              -------     -------                      -------     -------

    Total  . . . . . . . . . . . . . . .      $   613     $   470        30.4%         $ 1,956     $ 1,120         74.6%
                                              =======     =======                      =======     =======
 Recurring capital expenditures per
    apartment unit (2) . . . . . . . . .      $    44     $    34        30.4%         $   140     $    80         74.6%
                                              =======     =======                      =======     =======

 Average economic occupancy (3)  . . . .         96.1%       96.7%                        95.7%       96.3%
                                              =======     =======                      =======     =======

 Average monthly rental rate per
   apartment unit (4)  . . . . . . . . .      $   758     $   728         4.1%         $   751     $   716          4.9%
                                              =======     =======                      =======     =======
 Apartment units in service  . . . . . .       13,980      13,980                       13,980      13,980
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

(2) In addition to such capitalized expenditures, the Company expensed $180 and $459 per unit on building maintenance (inclusive of direct salaries) and $57 and $172 per unit on landscaping (inclusive of direct salaries) for the three and nine months ended September 30, 1996, respectively.

(3) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, including these amounts would have been 95.6% and 96.3% for the three months ended September 30, 1996 and 1995, respectively and 95.2% and 95.8% for the nine months ended September 30, 1996 and 1995, respectively.) For the three month period ended September 30, 1996 and 1995, concessions were $119 and $80 and employee discounts were $61 and $59, respectively. Concessions were $258 and $220 and employee discounts were $195 and $177, for the nine months ended September 30, 1996 and 1995, respectively.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

  (4) Average monthly rental rate is defined as the average of the gross actual rental rates for occupied units and the anticipated rental rates for unoccupied units.

For the three and nine months ended September 30, 1996, rental and other revenue increased, compared to the same periods in the prior year, due to higher rental rates. For the three and nine months ended September 30, 1996, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $290, or 2.8%, and $1,045, or 3.5%, respectively, compared to the same period in the prior year, primarily as a result of an increase in ad valorem real estate taxes and building repair and maintenance expense.

The increase in recurring capital expenditures per apartment unit for the three and nine months ended September 30, 1996, compared to the same period in the prior year, is primarily due to the refurbishment of leasing offices and other common areas within the communities.

LEASE-UP DEFICITS

As noted in the overview of Community Operations, the Company has adopted an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest as well as other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will typically exceed rental revenues, resulting in a "lease-up deficit," which continues until rental revenues exceed such expenses.

In this presentation, only those communities which were dilutive for the respective period are included and, accordingly, different communities may be included in different quarters.

For the quarters ended March 31, June 30 and September 30, 1996, the "lease-up deficit" charged to and included in results of operations is summarized as follows:


                                                                                             NINE MONTHS
                                                                                                ENDED
                                                                                          SEPTEMBER 30, 1996
                                                                                  ======================================
                                                                                   QTR  1         QTR  2          QTR 3
                                                                                  =========     ==========     =========
 Rental and other revenue  . . . . . . . . . . . . . . . . . . . . . . . .          $ 574           $294          $   0
 Property operating and maintenance expense (exclusive of                           -----           ----          -----
  depreciation and amortization)   . . . . . . . . . . . . . . . . . . . .            469            189             31

 Revenue (expense) in excess of specified expense/revenue  . . . . . . . .            105            105            (31)
 Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            338            196             53
                                                                                    -----           ----          -----
 Lease-up deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(233)          $(91)         $ (84)
                                                                                    =====           ====          =====

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

The operating performance of RAM and Post Asset Management for the three and nine months ended September 30, 1996 and 1995 is summarized as follows:

 RAM PARTNERS, INC.                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                                =================================      ==================================

                                                  1996        1995       %CHANGE         1996        1995        %CHANGE
                                                =======      ======     =========      =======     ========     =========
 Property management and other
   revenue . . . . . . . . . . . . . . .        $  650      $  612         6.2%        $1,959       $1,671         17.2%
 Property management expense . . . . . .           345         358        (3.6)%          998          940          6.2%
 General and administrative expense  . .           135         113        19.5%           365          336          8.6%
                                                ------      ------                     ------       ------
 Revenue in excess of specified
   expense . . . . . . . . . . . . . . .           170      $  141        20.6%        $  596       $  395         50.9%
                                                ======      ======                     ======       ======
 Average apartment units managed . . . .        $9,523       9,672        (1.5)%        9,614        8,659         11.0%
                                                ======      ======                     ======       ======

The increase in property management revenues and expenses for the nine months ended September 30, 1996 compared to the same period in the prior year is primarily attributable to the increase in the average number and the average gross revenues of units managed.


 POST ASSET MANAGEMENT                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,                           SEPTEMBER 30,
                                               ==================================     ===================================

                                                 1996         1995       %CHANGE         1996         1995       %Change
                                               ========     ========    =========     =========    ========     =========
 Property management and other
   revenue . . . . . . . . . . . . . . .       $  74        $  135       (45.2)%      $  243       $   391       (37.9)%

 Property management expense . . . . . .          59            87       (32.2)%         201           281       (28.5)%
 General and administrative expense  . .          19            21        (9.5)%          44            55       (20.0)%
                                               -----        ------                    ------       -------
 Revenue in excess of specified
    expense  . . . . . . . . . . . . . .       $  (4)       $   27      (114.8)%      $   (2)      $    55      (103.6)%
                                               =====        ======                    ======       =======
 Average apartment units managed . . . .         563        $1,256       (55.2)%         563         1,256       (55.2)%
                                               =====        ======                    ======       =======


Property management revenues and the related expenses decreased for each of the periods in 1996, compared to the same periods in 1995, primarily due to the reduction in the average number of apartment units managed. This reduction was primarily due to four management contracts which were canceled; two effective January 1996, one effective July 1996 and one effective September 1996. The Company expects income from Post Asset Management to continue to decline as contracts are canceled and not replaced.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Services, Inc. ("Post Landscape Services").

The operating performance of Post Landscape Services for the three and nine months ended September 30, 1996 and 1995 is summarized as follows:

                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                               =================================       =================================

                                                1996         1995        %CHANGE        1996         1995        %CHANGE
                                               ======       ======      ========       ======       ======       =======
Landscape services and other
 revenue  . . . . . . . . . . . . . . .        $1,199       $1,054        13.8%        $3,467       $3,210         8.0%

Landscape services expense  . . . . . .           900          756        19.0%         2,558        2,232        14.6%
General and administrative expense  . .           113          103         9.7%           318          381       (16.5)%
                                               ------       ------                     ------       ------
Revenue in excess of specified
  expense . . . . . . . . . . . . . . .        $  186       $  195       (4.6)%        $  591       $  597        (1.0)%
                                               ======       ======                     ======       ======

The increase in landscape services revenue and landscape service expense for each of the periods ended September 30, 1996, compared to the same period in 1995, is primarily due to increases in landscape contracts.

OTHER REVENUES AND EXPENSES

Other revenue increased for the three and nine months ended September 30, 1996, compared to the same periods in 1995, primarily due to the Company's Olympic-related housing initiatives which resulted in approximately $527 of incremental income during the third quarter of 1996.

General and administrative expense increased for the three and nine months ended September 30, 1996, compared to the same periods in the prior year, primarily as a result of increased travel expenses and personnel costs.

The extraordinary item of $246 and $1,049 for the three and nine months ended September 30, 1995, respectively, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $48,295 for the nine months ended September 30, 1995 to $67,688 for the nine months ended September 30, 1996, principally due to an increase in the Company's net
income.   Net cash used in investing activities increased from $103,824 in the nine months ended September 30, 1995 to $133,993 in the nine months ended September 30, 1996, principally due to the increase in construction activities relating to new development and the acquisition of new communities. The Company's net cash provided by financing activities increased from $53,989 in the nine months ended September 30, 1995 to $63,274 in the nine months ended September 30, 1996 primarily due to an increase in net borrowing activity to fund development activity.

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

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

At September 30, 1996, the Company had total indebtedness of $452,384 and cash and cash equivalents of $5,977. The Company's indebtedness includes approximately $36,346 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $149,038, senior unsecured notes of $225,000 and borrowings under unsecured lines of credit of approximately $42,000. On October 1, 1996 the Company repaid all borrowings on its unsecured lines of credit out of proceeds from the Perpetual Preferred Shares reducing total indebtedness to $410,384.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company, sales of communities, or, possibly in connection with acquisitions of land or improved properties, units of the Company. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements, of which PPI is subject to, in both the short and the long term. The budgeted expenditures for improvements and renovations to certain of the communities are expected to be funded from property operations.

Lines Of Credit
The Company has a syndicated line of credit (the "Revolver") in the amount of $180,000 to provide the funding for future construction, acquisition and general business obligations. The Revolver matures on May 1, 1999 and borrowings currently bear interest at LIBOR plus .80% or prime minus .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Company to make distributions, in excess of stated amounts. In general, during any fiscal year the Company may only distribute up to 100% of the Company's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Company to make distributions necessary to allow PPI to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect its ability to make distributions.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .75% or prime minus .25% and has a maturity date of July 25, 1997. The Company chose this arrangement because the Revolver requires a three day notice to repay borrowings where as this facility provides the Company with an automatic daily sweep which applies all available cash to reduce the outstanding balance.

On October 1, 1996, the outstanding balances on the Revolver and the Cash Management Line were paid off with proceeds from the sale of the Perpetual Preferred Shares.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)

Northwestern Mutual Unsecured Loans
On June 7, 1995, the Company issued $50,000 of unsecured senior notes with The Northwestern Mutual Life Insurance Company (the "NML Notes"). The NML Notes are in two tranches: the first, aggregating $30,000, carries an interest rate of 8.21% per annum (1.25% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2000; and the second, aggregating $20,000 carries an interest rate of 8.37% per annum (1.35% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2002. Proceeds from the issuance of the NML Notes were used to reduce secured indebtedness and to pay down the Revolver. The note agreements pursuant to which the NML Notes were purchased contain representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

Wachovia Unsecured Loans
On September 29, 1995, the Company issued $50,000 of unsecured senior notes with Wachovia Bank of Georgia, N.A. (the "Wachovia Notes"). The Wachovia Notes are in two tranches: the first tranche, aggregating $25,000, will mature on September 29, 1999; the second tranche, aggregating $25,000 will mature on September 29, 2001. Both tranches bear interest at 7.15% per annum (1.10% over the corresponding treasury rate on the date such rate was set). Proceeds from the issuance of the Wachovia Notes were used to reduce indebtedness outstanding on the Revolver. The credit agreement for the notes contain representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for seven bond issues, aggregating $84,280, which were reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $70,248 with respect to eight other bond issues which mature and may be refunded in 1997 and 1998. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Senior Unsecured Debt Offering
On September 30, 1996, the Company completed a $125,000 senior unsecured debt offering comprised of two tranches. The first tranche, $100,000 of 7.25% Notes due on October 1, 2003 (the "2003 Notes"), was priced at 99.642% to yield 7.316%, or 71 basis points over the rate on U.S. Treasury securities with a comparable maturity. The second tranche, $25,000 of 7.50% Notes due on October 1, 2006 (the "2006 Notes", and together with the 2003 Notes, the "Notes"), was priced at 99.694% to yield 7.544%, or 83 basis points over the rate on U.S. Treasury securities with a comparable maturity. Proceeds from the Notes were used to pay down existing indebtedness outstanding on the Revolver.

Perpetual Preferred Stock Offering
On October 1, 1996, PPI sold one million non-convertible 8.5% Series A Cumulative Redeemable Shares (the "Perpetual Preferred Shares"), raising $50 million. Net proceeds of $48,700 from the sale of the Perpetual Preferred Shares were contributed to the Company in exchange for one million Series A Preferred Partnership Units (the "Perpetual Preferred Units"). The Company used the proceeds to repay outstanding indebtedness.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


Schedule of Indebtedness

The following table reflects the Company's indebtedness at September 30, 1996:

                                                                                       Maturity            Principal
Description                             Location            Interest Rate               Date(1)             Balance
=====================================  =========== ============================     ================       =========
TAX EXEMPT FIXED RATE (SECURED)
Post Bridge(R)  . . . . . . . . . . .  Atlanta, GA      7.5% +  .575%  (2)(3)         01/01/97 (4)          $  9,960
Post Village(R) (Atlanta) Gardens . .  Atlanta, GA      7.5% +  .575%  (2)(3)         01/01/97 (4)            14,500
Post Chase(R) . . . . . . . . . . . .  Atlanta, GA      7.5% +  .575%  (2)(3)         07/01/97 (4)            12,000
Post Walk(R)  . . . . . . . . . . . .  Atlanta, GA      7.5% +  .575%  (2)(3)         07/01/97 (4)            15,000
Post Court(R) . . . . . . . . . . . .  Atlanta, GA      7.5% +  .575%  (2)(3)         06/01/98 (4)            13,298
                                                                                                            --------
                                                                                                              64,758
                                                                                                            --------

CONVENTIONAL FIXED RATE (SECURED)
Post Village(R) (Atlanta) Arbors  . .  Atlanta, GA              8.16%                 02/10/97                 7,662
Post Summit(R)  . . . . . . . . . . .  Atlanta, GA              7.72%                 02/01/98                 5,331
Post River(R) . . . . . . . . . . . .  Atlanta, GA              7.72%                 03/01/98                 5,892
Post Hillsboro Village  . . . . . . . Nashville, TN             9.20%               10/01/2001                 3,061
                                                                                                            --------
                                                                                                              21,946
                                                                                                            --------
TAX EXEMPT FLOATING RATE (SECURED)

Post Ashford(R) Series 1995 . . . . .  Atlanta, GA  "AAA" NON-AMT + .575% (2)(3)    06/01/2025                 9,895
Post Valley(R) Series 1995  . . . . .  Atlanta, GA  "AAA" NON-AMT + .575% (2)(3)    06/01/2025                18,600
Post Brook(R) Series 1995 . . . . . .  Atlanta, GA  "AAA" NON-AMT + .575% (2)(3)    06/01/2025                 4,300
Post Village(R) (Atlanta) Hills
  Series 1995 . . . . . . . . . . . .  Atlanta, GA  "AAA" NON-AMT + .575% (2)(3)    06/01/2025                 7,000

Post Mill(R) Series 1995  . . . . . .  Atlanta, GA  "AAA" NON-AMT + .575% (2)(3)    06/01/2025                12,880
Post Canyon(R) Series 1996  . . . . .  Atlanta, GA  "AAA" NON-AMT + .575% (2)(3)    06/01/2025                16,845
Post Corners(R) Series 1996 . . . . .  Atlanta, GA  "AAA" NON-AMT + .575% (2)(3)    06/01/2025                14,760
                                                                                                            --------
                                                                                                              84,280
                                                                                                            --------

CONVENTIONAL FLOATING RATE (SECURED)
Post Renaissance(R) (Phase I and II)
                                       Atlanta, GA          LIBOR + .55%              07/01/99                14,400
                                                                                                            --------
                                                                                                              14,400
                                                                                                            --------
SENIOR NOTES (UNSECURED)
Wachovia Bank of Georgia  . . . . . .      N/A                  7.15%                 09/29/99                25,000
Northwestern Mutual Life  . . . . . .      N/A                  8.21%               06/07/2000                30,000
Wachovia Bank of Georgia  . . . . . .      N/A                  7.15%               09/29/2001                25,000
Northwestern Mutual Life  . . . . . .      N/A                  8.37%               06/07/2002                20,000
Senior Notes  . . . . . . . . . . . .      N/A                  7.25%               10/01/2003               100,000
Senior Notes  . . . . . . . . . . . .      N/A                  7.50%               10/01/2006                25,000
                                                                                                            --------
                                                                                                             225,000
                                                                                                            --------

LINES OF CREDIT (UNSECURED)
Revolver  . . . . . . . . . . . . . .      N/A     LIBOR + .80% or prime minus .25%   05/01/99                22,000 (5)
Cash Management Line  . . . . . . . .      N/A     LIBOR + .75% or prime minus .25%   07/25/97                20,000 (5)
                                                                                                            --------
                                                                                                              42,000
                                                                                                            --------
TOTAL . . . . . . . . . . . . . . . .                                                                       $452,384 (5)
                                                                                                            ========

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITIONS AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2)   Bond financed (interest rate on bonds + credit enhancement fees).
(3) These bonds are also secured by Post Fountains at Lee Vista(R), Post Lake(R) (Orlando) and the Fountains and Meadows of Post Village(R) for which the Company has economically defeased their respective bond indebtedness.
(4) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(5) On October 1, 1996, proceeds from the Perpetual Preferred Shares were used to pay off the unsecured lines of credit reducing the Company's total outstanding indebtedness to $410,384.

Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totaling $235,880 of which $86,842 has been economically defeased, leaving $149,038 of principal amount of tax-exempt bonds outstanding at September 30, 1996 of which $84,280 of the bonds outstanding has been reissued with a maturity of June 1, 2025. The remaining outstanding bonds, together with the economically defeased bonds, mature and may be reissued, during the years 1997 and 1998. The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial to the Company.

The following table shows the amount of bonds (both defeased and outstanding) at September 30, 1996, which the Company may reissue during the years 1997 through 2025:

                                                              Defeased     Outstanding   Total Reissue
                                                               Portion       Portion        Capacity
                                                              ========     ===========   =============
                                               1997           $ 5,490       $ 51,460        $ 56,950
                                               1998            81,352         13,298          94,650
                                               Thereafter          -          84,280          84,280
                                                              -------       --------        --------
                                                              $86,842       $149,038        $235,880
                                                              =======       ========        ========



Other Activities
On May 7, 1996, the Company reacquired three contiguous Atlanta apartment communities, containing 810 units, which the Company developed in the early 1980's and managed under the Post(R) brand name through mid-1993. The Company's capital investment, after capital improvements, will be approximately $48 million, or $59,000 per apartment unit. The Company is operating these communities as one under the name Post Creek(TM).

In April 1996, the Company listed two communities in Florida, containing a total of 596 units, for sale. On July 19, 1996, one of the communities, containing 180 units, was sold. The sale of the communities is consistent with the Company's strategy of selling communities when the market demographics for a community are no longer consistent with the Company's existing ownership strategy.

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

Current Development Activity
The Company's communities under development or in initial lease-up are summarized in the following table:

                                                  CONSTRUCTION                    ACTUAL OR   ACTUAL OR     UNITS
                                      ESTIMATED       COST                        ESTIMATED   ESTIMATED    LEASED
                                     CONSTRUCTION   EXPENDED       QUARTER OF      QUARTER     QUARTER      AS OF
                            # OF       COST (1)    TO DATE (2)    CONSTRUCTION   FIRST UNITS OF STABILIZED NOVEMBER 2,
METROPOLITAN AREA          UNITS     (MILLIONS)    (MILLIONS)     COMMENCEMENT    AVAILABLE   OCCUPANCY     1996
-----------------          -----    ------------  ------------    ------------    ---------   ---------     -----
Atlanta, GA
-----------
Post Crest(R)                410        $   31       $  28           1Q'95         1Q'96        1Q'97       369
Post Collier Hills(TM)       396            31          15           4Q'95         4Q'96        1Q'98        44
Post Glen(R)                 312            29          10           1Q'96         1Q'97        1Q'98        n/a
Post Lindbergh(TM)           396            34           7           3Q'96         3Q'97        4Q'98        n/a
Post Gardens(R)              397            39           7           3Q'96         4Q'97        1Q'99        n/a
Riverside by Post(TM)        537            55          14           3Q'96         1Q'98        4Q'99        n/a
                          ------        ------       -----                                                 -----
                           2,448           219          81                                                   413
                          ------        ------       -----                                                 -----


Tampa, FL
---------
Post Walk at Hyde
  Park(TM)                   134            13           6           1Q'96         1Q'97        3Q'97        n/a
                          ------        ------       -----                                                 -----

Charlotte, NC
-------------
Post Park at Phillips
  Place(TM)                  402            31          13           4Q'95         4Q'96        1Q'98         32
                          ------        ------       -----                                                 -----

                           2,984        $  263       $ 100                                                   445
                          ======        ======       =====                                                 =====





(1) Represents estimated total development costs, including capitalized construction costs, lease-up deficits, and construction period interest.
(2) Construction cost expended to date includes all costs associated with the development and lease-up of the community, including interest and other start-up costs which are expensed in the Company's consolidated financial statements. These costs which were expensed amounted to approximately $498 at September 30, 1996.

The Company has also acquired two parcels, one in Tampa and one in Atlanta, on which it plans to build new communities. Construction is expected to begin on the Tampa parcel in the fourth quarter of 1996. The Home Depot, Inc. is constructing its corporate headquarters campus and extensive infrastructure improvements are being made by the county adjacent to the Atlanta parcel. The Company will review its development plan for this parcel closer to completion of these improvements. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas. In addition, the Company continually reviews acquisition opportunities in its primary market areas.

On August 26, 1996, the Company acquired, in a single transaction, a 3.2 acre tract of land in Nashville, Tennessee, with two existing apartment buildings containing 101 units (the "Vanderbilt Washington Apartments") and a 1.1 acre tract of land in Nashville, Tennessee, with one existing apartment building containing 80 units (the "Lee Apartments"). The Company also has two tracts of land adjacent to the Vanderbilt Washington Apartments under contract and expects to close on the purchase of those two tracts in early November. In early 1997, the Vanderbilt Washington Apartments will be completely renovated and additional apartment buildings will be built on the two tracts under contract, with the entire development being operated by the Company as one apartment community, Post Hillsboro Village. The Company is currently evaluating whether to hold, renovate or sell the Lee Apartments.

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

Acquisition of assets and community improvement expenditures for the nine months ended September 30, 1996 and 1995 are summarized as follows:

                                                                                                      Nine months
                                                                                                        ended
                                                                                                     September 30,
                                                                                                =======================
                                                                                                  1996          1995
                                                                                                ========      =========
 New community development and acquisition activity  . . . . . . . . . . . . . . . . . . .      $142,152       $102,894
 Non-recurring capital expenditures:
       Vehicle access control gates  . . . . . . . . . . . . . . . . . . . . . . . . . . .            58            361
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,404            743

 Recurring capital expenditures:
       Carpet replacements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           743            700
       Community additions and improvements  . . . . . . . . . . . . . . . . . . . . . . .         1,341            594
       Corporate additions and improvements  . . . . . . . . . . . . . . . . . . . . . . .           491            759
                                                                                                --------       --------
                                                                                                $146,189       $106,051
                                                                                                ========       ========


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

FFO and CAD for the three and nine months ended September 30, 1996 and 1995 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                            ============================    ============================
                                                                1996            1995            1996           1995
                                                            ============    ============    ============    ============
 Net  Income . . . . . . . . . . . . . . . . . . . . .      $    14,277     $     10,499    $    39,152     $    26,187
  Extraordinary item   . . . . . . . . . . . . . . . .                -              246              -           1,049
Net gain on sale of assets . . . . . . . . . . . . . .             (854)          (1,746)          (854)         (1,746)
                                                            -----------     ------------    -----------     -----------
Adjusted net income. . . . . . . . . . . . . . . . . .           13,423            8,999         38,298          25,490
   Depreciation (real estate assets) . . . . . . . . .            5,877            4,975         16,673          15,103
                                                            -----------     ------------    -----------     -----------
 Funds from Operations (1) . . . . . . . . . . . . . .           19,300           13,974         54,971          40,593
            Recurring capital expenditures (2) . . . .             (692)            (528)        (2,084)         (1,294)
             Non-recurring capital expenditures (3)  .             (687)            (419)        (1,462)         (1,104)
             Loan amortization payments  . . . . . . .              (55)             (50)          (160)           (148)
                                                            -----------     ------------    -----------     -----------
 Cash Available for Distribution . . . . . . . . . . .      $    17,866     $     12,977    $    51,265     $    38,047
                                                            ===========     ============    ===========     ===========
 Cash Flow Provided By (Used In):
 Operating activities  . . . . . . . . . . . . . . . .      $    24,280     $     14,439    $    67,688     $    48,295

  Investing activities   . . . . . . . . . . . . . . .      $   (35,823)    $    (36,218)   $  (133,993)    $  (103,824)

  Financing activities   . . . . . . . . . . . . . . .      $    15,896     $      4,727    $    63,274     $    53,989

 Weighted average units outstanding  . . . . . . . . .       26,928,896       22,933,222     26,855,322      22,768,310
                                                            ===========     ============    ===========     ===========

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


(2) Recurring capital expenditures consisted primarily of $332 and $267 of carpet replacement and $360 and $261 of other additions and improvements to existing communities for the three months ended September 30, 1996 and 1995, respectively, and $743 and $700 of carpet replacement and $1,341 and 594 of other additions and improvements to existing communities for the nine months ended September 30, 1996 and 1995, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $152 and $352 for the three months ended September 30, 1996 and 1995, respectively, and $491 and $759 for the nine months ended September 30, 1996 and 1995, respectively, are excluded from the calculation of CAD.

(3) Non-recurring capital expenditures consisted of community additions and improvements of $661 and $381 for the three months ended September 30, 1996 and 1995, respectively, and $1,404 and $743, for the nine months ended September 30, 1996 and 1995, respectively, and the addition of vehicle access control gates to communities of $26 and $38 for the three months ended September 30, 1995 and 1996, respectively, and $58 and $361 for the nine months ended September 30, 1996 and 1995, respectively.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

27.    Financial Data Schedule (for SEC filing purposes only)

       The registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

       (b) Reports on Form 8-K

       Report on Form 8-K filed on September 27, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                POST APARTMENT HOMES, L.P.
                                By: Post Properties, Inc., as General Partner






                                 /s/ John T. Glover
                                -------------------------------------------
  November 12, 1996             John T. Glover, President
  ------------------            (Principal Financial Officer)
        (Date)





                                 /s/ R. Gregory Fox
                                -------------------------------------------
  November 12, 1996             R. Gregory Fox
  ------------------            Senior Vice President, Chief
        (Date)                  Accounting Officer