Form 10-K
period 1996-12-31
POST APARTMENT HOMES LP
filed 1997-03-28
CIK 1012271

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________
                         COMMISSION FILE NUMBER 0-28226

            -------------------------------------------------------
                           POST APARTMENT HOMES, L.P.
             (Exact name of registrant as specified in its charter)


              GEORGIA                                            58-2053632
---------------------------------                            ------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

           3350 CUMBERLAND CIRCLE, SUITE 2200, ATLANTA, GEORGIA 30339
              (Address of principal executive offices -- zip code)

                                 (770) 850-4400

              (Registrant's telephone number, including area code)

              ----------------------------------------------------

        Securities registered pursuant to section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                                            NAME OF EACH
           TITLE OF EACH CLASS                     EXCHANGE ON WHICH REGISTERED
           -------------------                     ----------------------------
Units of the Limited Partnership ("Units")                      N/A

              ----------------------------------------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



================================================================================

                           POST APARTMENT HOMES, L.P.

                               TABLE OF CONTENTS


ITEM                                   FINANCIAL INFORMATION                                    PAGE
 NO.                                                                                             NO.
 ---                                                                                             ---
         PART I
  1.      Business ...........................................................................    1
  2.      Properties .........................................................................    7
  3.      Legal Proceedings ..................................................................   10
  4.      Submission of Matters to a Vote of Security holders ................................   10
                                                                                                 10

         PART II
  5.      Market Price of the Registrant's Common Stock and Related Stockholder Matters.......   13
  6.      Selected Financial Data ............................................................   14
  7.      Management's Discussion and Analysis of Financial Condition
            and Results of Operations ........................................................   17
  8.      Financial Statements and Supplementary Data ........................................   30
  9.      Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure .........................................................   30

         PART III
 10.      Directors and Executive Officers of the Registrant .................................   30
 11.      Executive Compensation .............................................................   30
 12.      Security Ownership of Certain Beneficial Owners and Management .....................   30
 13.      Certain Relationships and Related Transactions .....................................   30

         PART IV
 14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K ..................   31

                                     PART I

ITEM 1.BUSINESS
                                  THE COMPANY

The Company is one of the largest developers and operators of upscale multifamily apartment communities in the Southeastern United States. The Company currently owns 49 stabilized communities (the "Communities") containing 17,930 apartment units located primarily in metropolitan Atlanta, Georgia and Tampa, Florida. In addition, the Company currently has under construction or in initial lease-up nine new communities and additions to two existing communities in the Atlanta, Tampa, Nashville and Charlotte metropolitan areas that will contain an aggregate of 3,271 apartment units when completed. For the year ended December 31, 1996, the average economic occupancy rate of the 40 Communities and the first phase of an additional Community stabilized for the entire period was 95.4%. The average monthly rental rate per apartment unit at these Communities for the same period was $767. The Company also manages through affiliates one community with 260 apartment units under the Post(R) brand name for a third party and approximately 7,800 additional apartment units owned by third parties. The Company is a fully-integrated organization with multifamily development, acquisition, operation and asset management expertise and has approximately 1,100 employees, none of whom is a party to a collective bargaining agreement.

Since founded in 1971, the Company and its predecessor, collectively referred to as the "Company" has pursued three distinctive core business strategies that, for over 25 years, have remained substantially unchanged:

Investment Building
Investment building means taking a long-term view of the assets the Company creates. The Company develops communities with the intention of operating them for periods that are relatively long by the standards of the apartment industry. Key elements of the Company's investment building strategy include instilling a disciplined team approach to development decisions; selecting sites in niche and infill locations in strong primary markets; consistently constructing new apartment communities with a uniformly high quality; and conducting ongoing property improvements.

Promotion of the Post(R) Brand Name
The Post(R) brand name strategy has been integral to the success of the Company and, to the knowledge of the Company, has not been successfully duplicated within the multifamily real estate industry in any major U.S. market. For such a strategy to work, a company must develop and implement systems to achieve uniformly high quality and value throughout its operations. As a result of the Company's efforts in developing and maintaining its communities, the Company believes that the Post(R) brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and provide superior resident service. Key elements in implementing the Company's brand name strategy include extensively utilizing the trademarked brand name; adhering to quality in all aspects of the Company's operations; developing and implementing leading edge training programs; and coordinating the Company's advertising programs to increase brand name recognition.

Service Orientation
The Company's mission statement is: "To provide the superior apartment living experience for our residents." By striving to provide a superior product and superior service, the Company believes that it will be able to achieve its long-term goals. The Company believes that it provides its residents with superior product and superior service through its uniformly high quality construction, award winning landscaping and numerous amenities, including on site business centers, on site courtesy officers, urban vegetable gardens and state of the art fitness centers.

The Company believes that with the implementation of these strategies, multifamily properties in its primary markets have the potential over the long term to provide investment returns that exceed national averages. According to recent market surveys, employment growth, population growth and household formation growth in the Company's primary markets have exceeded and are forecasted to continue to exceed national averages.

ORGANIZATION STRUCTURE

The Company's general partner, Post Properties, Inc. ("PPI") is a self-administered and self-managed equity real estate investment trust (a "REIT"). On July 22, 1993, PPI completed an initial public offering of 10,580,000 shares of Common Stock (the "Initial Offering") and a business combination involving entities under varying common ownership (the "Formation Transactions"). On February 7, 1994, PPI completed a second public offering of 3,000,000 shares of Common Stock (the "Second Offering"). On October 20, 1995, PPI completed a third public offering of 3,710,500 additional shares of Common Stock (the "Third Offering"). Proceeds from the Initial Offering were (i) used by PPI to acquire a controlling interest in the Company which was formed to succeed to substantially all of the ownership interest in a portfolio of 40 Post(R) multifamily apartment communities, all of which were developed by the Company and owned by affiliates of the Company, and to the development, leasing, landscaping and management business of the Company and certain other affiliates and (ii) contributed by PPI to the Company to pay down existing indebtedness on certain communities. Proceeds of the Second and Third Offerings were contributed by PPI to the Company and used by the Company to pay down existing indebtedness. On October 1, 1996, PPI sold one million non-convertible 8.5% Series A Cumulative Redeemable Preferred Shares (the "Perpetual Preferred Shares") with a liquidation preference equivalent to $50 per share. Proceeds from the sale of the Perpetual Preferred Shares were contributed by PPI to the Company in exchange for one million Series A Preferred Partnership Units (the "Perpetual Preferred Units"). The Company used the proceeds to repay outstanding indebtedness. PPI is the sole general partner of, and controls a majority of the limited partnership interests in, the Company. PPI conducts all of its business through the Company and its subsidiaries.

The Company's executive offices are located at 3350 Cumberland Circle, Atlanta, Georgia 30339 and its telephone number is (770) 850-4400. PPI, a Georgia corporation, was incorporated on January 25, 1984, and is the successor by merger to the original Post Properties, Inc., a Georgia corporation, which was formed in 1971. The Company is a Georgia limited partnership that was formed in July 1993 for the purpose of consolidating the operating and development businesses of the original Post Properties, Inc. and the Post(R) apartment portfolio described herein.

The Company, through the operating divisions and subsidiaries described below, is the entity through which all of the PPI's operations are conducted. At December 31, 1996, PPI controlled the Company as the sole general partner and as the holder of 80.8% of the common units in the Company ("Units") and 100% of the Perpetual Preferred Units. The other limited partners of the Company are those persons (including certain officers and directors of PPI) who, at the time of the Initial Offering, elected to hold all or a portion of their interest in PPI in the form of Units rather than receiving shares of PPI Common Stock. Each Unit may be redeemed by the holder thereof for either one share of PPI Common Stock or cash equal to the fair market value thereof at the time of such redemption, at the option of PPI. PPI has issued Common Stock in connection with all redemptions to date. With each redemption of outstanding Units for PPI's Common Stock, PPI's percentage ownership interest in the Company will increase.

In addition, whenever PPI issues shares of Common Stock, PPI will contribute any net proceeds therefrom to the Company and the Company will issue an equivalent number of Units to PPI.

As sole general partner, PPI has the exclusive power under the agreement of limited partnership of the Company to manage and conduct the business of the Company, subject to the consent of the holders of the Units in connection with the sale of all or substantially all of the assets of the Company or in connection with a dissolution of the Company. The board of directors of PPI manages the affairs of PPI, which directs the affairs of the Company. The Company cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, for a period of 50 years without a vote of limited partners of the Company. PPI's limited and general partner interests in the Company entitle it to share in cash distributions from, and in the profits and losses of, the Company in proportion to PPI's percentage interest therein and entitle PPI to vote on all matters requiring a vote of the limited partners.

As part of the formation of the Company, a new holding company, Post Services, Inc. ("Post Services") was organized as a separate corporate subsidiary of the Company. Post Services, in turn, owns all the outstanding stock of three operating subsidiaries, RAM Partners, Inc. ("RAM"), Post Asset Management, Inc. ("Post Asset Management") and Post Landscape Services, Inc. ("Post Landscape"). Certain officers and directors of PPI received 99%, collectively, of the voting common stock of Post Services, and the Company received 1% of the voting common stock and 100% of the nonvoting common stock of Post Services. The voting and nonvoting common stock of Post Services held by the Company represents 99% of the equity interests therein. The voting common stock held by officers and directors in Post

Services is subject to an agreement that is designed to ensure that the stock will be held by one or more officers of Post Services. The by-laws of Post Services provide that a majority of the board of directors of Post Services must be persons who are not employees, members of management or affiliates of PPI or its subsidiaries. This by-law provision cannot be amended without the vote of 100% of the outstanding voting common stock of Post Services. Post Services currently has the same board of directors as PPI.

OPERATING DIVISIONS

The major operating divisions of the Company include:

Post Management Services
Post Management Services is responsible for the day-to-day operations of all the Post(R) communities and is itself comprised of two divisions: one responsible for community leasing, property management and personnel recruiting, training and development, and the other for maintenance and security. Post Management Services also conducts short-term leasing activities and is the largest division in the Company.

Post Apartment Development
Post Apartment Development conducts the development and construction activities of the Company. Development activities include site selection, zoning and regulatory approvals, project design, and the full range of construction management services.

Post Landscape Operations
This division works closely with Post Apartment Development in the initial design of each Post(R) community and then has primary responsibility for maintaining each community's landscape. The division maintains each community's grounds on a cost effective basis for seasonal impact and has earned national recognition for the Company. Post Landscape Operations employs professionals specializing in landscape architecture, horticulture, floriculture, and general landscape maintenance.

Post Corporate Services
Post Corporate Services provides executive direction and control to the Company's other divisions and subsidiaries and has responsibility for the creation and implementation of all Company financing and capital strategies. All accounting, management reporting, information systems and insurance services required by the Company and all of its affiliates are centralized in Post Corporate Services.

OPERATING SUBSIDIARIES

The operating subsidiaries of the Company, each of which is wholly owned by Post Services, include:

RAM
RAM provides third party asset management and leasing services for multifamily properties that do not operate under the Post(R) name. RAM's clients include pension funds, independent private investors, financial institutions and insurance companies. RAM's asset management contracts generally are subject to annual renewal or are terminable upon specified notice. As of December 31, 1996, RAM managed 35 properties (located in Georgia, California, Florida, North Carolina, Virginia and Pennsylvania) with approximately 7,800 units under management.

Post Asset Management
Post Asset Management currently provides management services to a Post(R) community (260 apartment units) owned by a third party, which was originally developed by the Company but sold prior to the Initial Offering. Use of the Post(R) name and other of the Company's federally registered service marks in connection with each such community is limited to the period during which the Company continues to manage the community.

Post Landscape
As a result of the reputation the Company developed in connection with the landscaping of Post(R) communities, in 1990 the Company began providing third party landscape services for clients other than Post(R) communities. Projects with third parties include the maintenance and design of the landscape for office parks, commercial buildings and other commercial enterprises, and private residences. Post Landscape provides such third party landscape services.

HISTORY OF POST PROPERTIES, INC.

The Company and its affiliates have developed a total of 71 Post(R) upscale garden and mid-rise apartment communities containing approximately 23,432 apartment units and have acquired one community containing 80 units. Of these communities, 49 communities comprising 17,930 apartment units are owned by the Company in fee simple or pursuant to a long-term ground lease, and are operated by the Company. The Company and its affiliates sold 24 communities between 1972 and 1996 to parties not affiliated with the Company, one of which was reacquired during 1996 and one of which the Company continues to manage under the Post(R) name. As of March 7, 1997, nine additional Post(R) communities and additions to two existing communities are under construction and are owned and operated by the Company.

During the five-year period from January 1, 1992 through December 31, 1996, the Company and its predecessors and affiliates have developed and completed 4,256 apartment units in 14 apartment communities, acquired 890 units in two apartment communities and sold four apartment communities containing an aggregate of 748 apartment units. Historically, the Company has developed its apartment communities to the Company's specifications as opposed to buying and refurbishing existing properties built by others. During 1996, the Company reacquired a community it had previously developed and sold. Also during 1996, the Company also purchased two communities located in Nashville, Tennessee, in a single transaction, containing 181 apartment units. The first, a 101 unit community, is currently being completely renovated and 100 units are being constructed on adjacent land. The second is an 80 unit community that the Company is currently operating, while evaluating whether to hold , renovate or sell. The Company and its affiliates have sold apartment communities after holding them for investment periods that typically have been seven to twelve years after development. The following table shows the results of the Company's developments during this period:


                                                               1996        1995         1994         1993         1992
                                                             --------    --------     --------     --------     -------
Units completed ......................................          2,258         685          575          182         556
Units acquired .......................................            890          --           --           --          --
Units sold ...........................................           (180)       (568)          --           --          --
Total units owned by Company affiliates
  at end of year .....................................         17,930      14,962       14,845       14,270      14,088
Total apartment rental income (in
  thousands) .........................................       $157,735    $133,817     $115,309     $104,482     $94,754

CURRENT DEVELOPMENT ACTIVITY

The Company currently has, under construction or in initial lease-up, nine new communities and additions to two existing communities that will contain an aggregate of 3,271 units. The Company's communities under development or in initial lease up are summarized in the following chart:


                                                                                                 ACTUAL OR           ACTUAL OR
                                                                                                 ESTIMATED           ESTIMATED
                                                                              QUARTER OF          QUARTER            QUARTER OF
                                                               # OF          CONSTRUCTION       FIRST UNITS          STABILIZED
METROPOLITAN AREA                                             UNITS          COMMENCEMENT        AVAILABLE           OCCUPANCY
-----------------                                             -----          ------------        ---------           ---------
ATLANTA, GA
Post Collier Hills(TM) ...................................      396              4Q'95              4Q'96              4Q'97
Post Glen(R) .............................................      314              1Q'96              1Q'97              1Q'98
Post Lindbergh(TM) .......................................      396              3Q'96              3Q'97              1Q'99
Post Gardens(R) ..........................................      397              3Q'96              4Q'97              1Q'99
Riverside by Post(TM) ....................................      537              3Q'96              1Q'98              4Q'99
Post Ridge(TM) ...........................................      232              1Q'97              4Q'97              3Q'98
Post River(R)II ..........................................       88              1Q'97              4Q'97              2Q'98
                                                              -----
                                                              2,360
                                                              -----

TAMPA, FL
Post Walk at Hyde Park(TM) ...............................      134              1Q'96              1Q'97              3Q'97
Post Rocky Point(R)II ....................................      174              4Q'96              3Q'97              1Q'98
                                                              -----
                                                                308
                                                              -----

CHARLOTTE, NC
Post Park at Phillips Place(TM) ..........................      402              4Q'95              4Q'96              1Q'98
                                                              -----

NASHVILLE, TN
Post Hillsboro Village(TM) ...............................      201              1Q'97              3Q'97              1Q'98
                                                              -----
                                                              3,271
                                                              =====

The Company has acquired a parcel of land in Atlanta on which it plans to build a new community. Adjacent to the parcel, Home Depot, Inc. is constructing its corporate headquarters campus and extensive infrastructure improvements are being made by the county. The Company will review its development plan for this parcel closer to completion of these improvements. In addition, the Company holds land for a third phase of Post Rocky Point in Tampa, Florida. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

COMPETITION

All of the Communities are located in developed areas that include other upscale apartments. The number of competitive upscale apartment properties in a particular area could have a material effect on the Company's ability to lease apartment units at the Communities or at any newly developed or acquired communities and on the rents charged. The Company may be competing with others that have greater resources than the Company. In addition, other forms of residential properties, including single family housing, provide housing alternatives to potential residents of upscale apartment communities.

AMERICANS WITH DISABILITIES ACT

The Communities and any newly acquired apartment communities must comply with Title III of the Americans with Disabilities Act (the "ADA") to the extent that such properties are "public accommodations" and/or "commercial facilities" as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company's Communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company believes that its properties comply with all present requirements under the ADA and applicable state laws. Noncompliance could result in imposition of fines or an award of damages to private litigants. If required to make material additional changes, the Company's results of operations could be adversely affected.

ENVIRONMENTAL REGULATIONS

The Company is subject to Federal, state and local environmental regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multifamily apartment communities.

In developing properties and constructing apartments, the Company utilizes environmental consultants to determine whether there are any flood plains, wetlands or environmentally sensitive areas that are part of the property to be developed. If flood plains are identified, development and construction is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with Federal and local flood plain management requirements.

Storm water discharge from a construction facility is evaluated in connection with the requirements for storm water permits under the Clean Water Act. This is an evolving program in most states. The Company currently anticipates it will be able to obtain storm water permits for existing or new development.

The Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. sec. 9601 et seq. ("CERCLA"), and applicable state superfund laws subject the owner of real property to claims or liability for the costs of removal or remediation of hazardous substances that are disposed of on real property in amounts that require removal or remediation. Liability under CERCLA and applicable state superfund laws can be imposed on the owner of real property or the operator of a facility without regard to fault or even knowledge of the disposal of hazardous substances on the property or at the facility. The presence of hazardous substances in amounts requiring response action or the failure to undertake remediation where it is necessary may adversely affect the owner's ability to sell real estate or borrow money using such real estate as collateral. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property owner for property damage.

The Company has instituted a policy that requires an environmental investigation of each property that it considers for purchase or that it owns and plans to develop. The environmental investigation is conducted by a qualified environmental consultant. If there is any indication of contamination, sampling of the property is performed by the environmental consultant. The environmental investigation report is reviewed by the Company and counsel prior to purchase of any property. If necessary, remediation of contamination, including underground storage tanks, is undertaken prior to development.

The Company has not been notified by any governmental authority of any noncompliance, claim, or liability in connection with any of the Communities. The Company has not been notified of a claim for personal injury or property damage by a private party in connection with any of the Communities in connection with environmental conditions. The Company is not aware of any other environmental condition with respect to any of the Communities that could be considered to be material.

ITEM 2.PROPERTIES

The Communities consist of 48 stabilized Post(R) multifamily apartment communities and one acquired community located in the following metropolitan areas:

          METROPOLITAN AREA                                  COMMUNITIES    # OF UNITS        % OF TOTAL
          -----------------                                  -----------    ----------        ----------
          Atlanta, GA ....................................        35          13,058             72.8%
          Tampa, FL ......................................         7           2,262             12.6%
          Orlando, FL ....................................         2           1,248              7.0%
          Fairfax, VA ....................................         2             700              3.9%
          Pompano Beach, FL ..............................         1             416              2.3%
          Nashville, TN ..................................         2             246              1.4%
                                                              ------          ------            -----
                                                                  49          17,930            100.0%
                                                              ======          ======            =====

The Company developed all of the Post(R) Communities and currently manages all of the Communities. Thirty-three of the Communities have in excess of 300 apartment units, with the largest Community having a total of 810 apartment units. The oldest of the Communities was first occupied in 1977 and 42 of the 49 Communities, comprising approximately 86% of such Communities' apartment units, were completed after January 1, 1986. The average economic occupancy rate for communities stabilized for each of the entire years ended December 31, 1996 and 1995 was 95.4% and 96.0% respectively. The average monthly rental rate per unit (stabilized communities) during 1996 and 1995 was $767 and $710, respectively. See "Selected Financial Information".

                             COMMUNITY INFORMATION

                                                                                                      DECEMBER
                                                                                                        1996           1996
                                                                              AVERAGE                  AVERAGE        AVERAGE
                                                                YEAR         UNIT SIZE    NUMBER OF  RENTAL RATES     ECONOMIC
POST COMMUNITIES                            LOCATION(1)       COMPLETED    (SQUARE FEET)    UNITS      PER UNIT     OCCUPANCY(2)
----------------                            -----------       ---------    -------------    -----      --------     ------------
GEORGIA
Post Ashford(R) ..........................    Atlanta            1987           872          222       $ 761           96.9%
Post Bridge(R) ...........................    Atlanta            1986           847          354         660           95.7%
Post Brook(R) ............................    Atlanta            1984           916          130         779           97.4%
Post Brookhaven(R) .......................    Atlanta         1990-92(3)        991          735         960           94.7%
Post Canyon(R) ...........................    Atlanta            1986           899          494         691           94.7%
Post Chase(R) ............................    Atlanta            1987           938          410         697           94.6%
Post Chastain(R) .........................    Atlanta            1990           965          558         979           95.3%
Post Corners(R) ..........................    Atlanta            1986           860          460         672           95.4%
Post Court(R) ............................    Atlanta            1988           838          446         668           95.5%
Post Creek(TM) ...........................    Atlanta            1983(4)      1,180          810         857           89.0%(5)
Post Crest(R) ............................    Atlanta            1996         1,073          410         919            N/A (6)
Post Crossing(R) .........................    Atlanta            1995         1,067          354       1,028           95.3%
Post Dunwoody(R) .........................    Atlanta         1989-96(3)        941          530         901           93.4%(8)
Post Lane(R) .............................    Atlanta            1988           840          166         706           97.6%
Post Lenox Park(TM) ......................    Atlanta            1995         1,030          206       1,049           97.2%
Post Mill(R) .............................    Atlanta            1985           952          398         711           96.8%
Post Oak(TM) .............................    Atlanta            1993         1,003          182         956           97.8%
Post Oglethorpe(R) .......................    Atlanta            1994         1,205          250       1,236           95.5%
Post Park(R) .............................    Atlanta         1988-90(3)        904          770         787           94.6%
Post Parkwood(TM) ........................    Atlanta            1995         1,071          125         930           97.4%
Post Peachtree Hills(R) ..................    Atlanta         1992-94(3)        982          300         979           98.3%
Post Pointe(R) ...........................    Atlanta            1988           835          360         655           94.7%
Post Renaissance(R)(7) ...................    Atlanta         1992-94(3)        890          342         893           97.1%
Post River(R) ............................    Atlanta            1991           983          125       1,141           94.7%
Post Summit(R) ...........................    Atlanta            1990           957          148         833           97.4%
Post Terrace(R) ..........................    Atlanta            1996         1,144          296       1,022            N/A (6)
Post Valley(R) ...........................    Atlanta            1988           854          496         655           96.8%
Post Village(R) ..........................    Atlanta                           906                      718           94.3%
 The Arbors ..............................                       1983         1,063          301
 The Fountains ...........................                       1987           850          352
 The Gardens .............................                       1986           891          494
 The Hills ...............................                       1984           953          241
 The Meadows .............................                       1988           817          350
Post Vinings(R) ..........................    Atlanta         1989-91(3)        964          403         791           94.4%
Post Walk(R) .............................    Atlanta            1987           932          346         812           96.7%
Post Woods(R) ............................    Atlanta         1977-83(3)      1,057          494         827           96.0%
                                                                              -----       ------        ----           ----
Subtotal-- Atlanta .......................                                      958       13,058         820           95.2%
                                                                              -----       ------        ----           ----
FLORIDA
Post Bay(R) ..............................    Tampa              1988           782          312         650           96.5%
Post Court(R) ............................    Tampa              1991         1,018          228         748           94.5%
Post Crossing(R) .........................    Pompano            1989           847          416         777           94.8%
Post Fountains(TM) .......................    Orlando            1988           835          508         585           94.8%
Post Hyde Park(R) ........................    Tampa              1996         1,009          270         907            N/A (6)
Post Lake(R) .............................    Orlando            1988           850          740         610           97.5%
Post Rocky Point(R) ......................    Tampa              1996         1,018          452         826            N/A (6)
Post Village(R) ..........................    Tampa                             941                      700           93.2%
 The Arbors ..............................                       1991           967          304
 The Lakes ...............................                       1989           895          360
 The Oaks ................................                       1991           968          336
                                                                              -----       ------        ----           ----
 Subtotal-- Florida ......................                                      921        3,926         704           95.0%
                                                                              -----       ------        ----           ----
VIRGINIA
Post Corners(R) at Trinity Centre ........    Fairfax            1996         1,030          336         935            N/A (6)
Post Forest(R) ...........................    Fairfax            1990           889          364         883           93.6%
Subtotal-- Virginia ......................                                      960          700         908           93.6%
                                                                              -----       ------        ----           ----
TENNESSEE
Post Green Hills(R) ......................    Nashville          1996         1,056          166       1,087            N/A (6)
                                                                              -----       ------        ----           ----

ACQUIRED COMMUNITY
------------------
TENNESSEE
The Lee Apartments .......................    Nashville          1924(9)        808           80         600           91.8%(10)
                                                                              -----       ------        ----           ----

     TOTAL ...............................                                      941       17,930       $ 838           95.1%
                                                                              =====       ======       =====           ====

----------
(1)      Refers to greater metropolitan areas of cities ind icated.
(2) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3) These dates represent the respective completion dates for multiple phases of a Community.
(4) This community was completed by the Company in 1983, sold during 1986, managed by the Company through 1993 and reacquired by the Company in 1996.
(5)      Represents average economic occupancy since acquisition on May 7, 1996.
(6) During 1996, this Community was in the lease-up phase and, therefore, is not included.
(7) The Company has a leasehold interest in the land underlying Post Renaissance pursuant to a ground lease that expires on January 1, 2040.
(8) Represents amounts only for the first phase of the Community since the second phase of this Community was in the lease-up phase during the year ended December 31, 1996.
(9)      This community was acquired by the Company during 1996.
(10) Represents average economic occupancy since acquisition on August 26, 1996.


ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Units. As of February 21, 1997, the Company had 122 holders of record of Units of the Company.

ITEM 6.  SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

                           POST APARTMENT HOMES, L.P.
         (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


                                                                                    YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------------------
                                                               1996          1995             1994             1993          1992
                                                            ---------     ---------        ---------        ---------     ---------
OPERATING DATA:
Revenue:
 Rental ................................................    $ 157,735     $ 133,817        $ 115,309        $ 104,482     $  94,754
 Property management (1) ...............................        2,828         2,764            2,508            3,057         2,793
 Landscape services (1) ................................        4,834         4,647            3,799            3,829         2,240
 Other .................................................        5,311         3,477            3,123            2,879         2,750
                                                            ---------     ---------        ---------        ---------     ---------
 Total revenue .........................................      170,708       144,705          124,739          114,247       102,537
Property operating and maintenance
 expense (exclusive of depreciation
 and amortization) .....................................       57,335        49,912           43,376           41,209        39,080
Depreciation (real estate assets) ......................       22,676        20,127           19,967           19,427        19,085
Depreciation (non-real estate assets) ..................          927           692              241              303           195
Property management expenses (1) .......................        2,055         2,166            2,229            2,453         2,057
Landscape services expenses (1) ........................        3,917         3,950            3,098            3,151         1,998
Interest expense .......................................       22,131        22,698           19,231           34,309        41,548
Amortization of deferred loan costs ....................        1,352         1,967            1,999              969         2,105
General and administrative .............................        7,716         6,071            6,269            4,384         5,015
REIT formation expense .................................           --            --               --            2,783            --
Minority interest in consolidated
 property partnership ..................................           --           451              680              692           655
                                                            ---------     ---------        ---------        ---------     ---------
Income (loss) before net gain on sale of assets,
 net of  related income taxes, and
 extraordinary item ....................................       52,599        36,671           27,649            4,567        (9,201)
Net gain on sale of assets, net of related .............
 income taxes ..........................................          854         1,746            1,494               --
                                                            ---------     ---------        ---------        ---------     ---------
Income (loss) before extraordinary item ................       53,453        38,417           29,143            4,567        (9,201)
Extraordinary item .....................................           --        (1,120)          (4,413)(2)      (13,628)(2)        --
                                                            ---------     ---------        ---------        ---------     ---------
Net Income (loss) ......................................       53,453        37,297           24,730           (9,061)       (9,201)
Distribution to preferred unitholders ..................       (1,063)           --               --               --            --
                                                            ---------     ---------        ---------        ---------     ---------
Net income (loss) available to
 common unitholders ....................................    $  52,390     $  37,297        $  24,730        $  (9,061)    $  (9,201)
                                                            =========     =========        =========        =========     =========




             (Selected financial data continued on following page)

                                                                 YEAR ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                       1996      1995      1994    1993        1992
                                                      -----     -----     -----   ------       ----
PER COMMON UNIT DATA:
Income before extraordinary item
  (net of preferred distribution) ...............     $1.95     $1.63     $1.32   $ 0.34       N/A
Net income (loss) available to common
  unitholders....................................     $1.95     $1.58     $1.12   $(0.67)      N/A
Distributions declared ..........................     $2.16     $1.96     $1.80   $ 0.77 (3)   N/A


                                                                                     DECEMBER 31,
                                                         -------------------------------------------------------------------
                                                            1996           1995          1994          1993           1992
                                                         ----------      --------      --------      --------      ---------
BALANCE SHEET DATA:
Real estate, before accumulated depreciation ..........  $1,109,342      $937,924      $828,585      $722,266      $ 616,289
Real estate, net of accumulated depreciation ..........     931,670       781,100       686,009       599,898        513,651
Total assets ..........................................     958,675       812,984       710,973       627,322        536,961
Total debt ............................................     434,319       349,719       362,045       357,809        540,900
Partners' equity (deficit) ............................     482,434       425,489       313,367       246,342        (25,812)


                                                                                 DECEMBER 31,
                                             --------------------------------------------------------------------------------
                                                 1996              1995             1,994              1993            1992
                                             ------------      ------------      ------------      ------------      --------
OTHER DATA:
Cash flow provided from (used in):
    Operating activities ................... $     78,966      $     57,362      $     43,807      $      2,412      $ 11,400
    Investing activities ................... $   (166,762)     $   (114,531)     $    (99,364)     $    (51,152)     $(28,696)
    Financing activities ................... $     79,021      $     60,885      $     46,508      $     49,647      $ 19,902
Funds from operations (4) .................. $     74,212      $     56,798      $     47,616      $     26,777      $  9,884
Weighted average Units outstanding .........   26,917,723        23,541,639        22,125,890        13,574,767           N/A
Total stabilized communities
(at end of period) .........................           49                42                42                41            40
Total stabilized apartment units
(at end of period) .........................       17,930            14,962            14,845            14,270        14,088
Average economic occupancy
(stabilized communities) (5) ...............         95.3%             96.0%             96.4%             94.7%         93.0%

--------------
(1) Consists of revenues and expenses from property management and landscape services provided to properties owned by third parties (including services provided to third-party owners of properties previously developed and sold by the Company that operate under the Post(R) name).
(2) The extraordinary item resulted from costs associated with the early extinguishment of indebtedness.
(3) The distribution paid by the Company for the portion of the quarter ended September 30, 1993 after the Initial Offering was $.320 per Unit, which is an amount equivalent to a quarterly distribution of $.415 per Unit (which, if annualized, would equal $1.66 per Unit).
(4) The Company uses the National Association of Real Estate Investment Trust ("NAREIT") definition of FFO, which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles ("GAAP"). FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs or ability to service indebtedness or make distributions.
(5) Amount represents average economic occupancy for communities stabilized for both the current and prior respective periods. Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 94.7% and 95.5% for the year ended December 31, 1996 and 1995, respectively). Concessions were $428 and $296 and employee discounts were $261 and $213 for the years ended December 31, 1996 and 1995, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         (DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)

OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of the Company.

As of December 31, 1996, there were 27,145,386 Units outstanding, of which 21,922,393, or 80.8%, were owned by PPI and 5,222,993, or 19.2% were owned by other limited partners ( including certain officers and directors of PPI). As of December 31, 1996, there were 1,000,000 Perpetual Preferred Units outstanding, all of which were owned by PPI.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

The Company recorded net income available for common unitholders of $52,390, $37,297 and $24,730 for the year ended December 31, 1996, 1995 and 1994, respectively. The increases in net income in 1996 and 1995 were primarily due to increased rental rates for fully stabilized communities and an increase in units placed in service.

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

At December 31, 1996, the Company's portfolio of apartment communities consisted of the following: (i) 36 communities and the first phase of 2 additional communities which were completed and stabilized for all of the current and prior year, (ii) 3 communities and the second phase of an existing community which achieved full stabilization during the prior year, (iii) 6 communities and the second phase of an existing community which reached stabilization during 1996,
(iv) 2 communities which were acquired during 1996 and (v) 9 communities and the second phase of two existing communities in the development or lease-up stage.

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

The Company has adopted an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses) will initially exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses.

Therefore, in order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the revenue in excess of specified expense on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1995. The Company has also presented quarterly financial information reflecting the dilutive impact of lease-up deficits incurred for communities in the development and lease-up stage and not yet operating at break-even. In this presentation, only those Communities which were dilutive during each period are included and, accordingly, different communities may be included in each period.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the years ended December 31, 1996, 1995 and 1994 is summarized as follows:


                                                                        YEAR ENDED                            YEAR ENDED
                                                                        DECEMBER 31,                          DECEMBER 31,
                                                             -----------------------------------   -------------------------------
                                                               1996         1995         %CHANGE     1995         1994     %CHANGE
                                                             --------     --------       -------   --------     --------   -------
Rental and other revenue:
 Fully stabilized communities (1) ......................     $123,887     $118,744          4.3%   $118,744     $110,047      7.9%
 Communities stabilized during 1995 ....................        9,354        6,702         39.6%      6,702          148      N/A
 Acquired communities (2) ..............................        5,127           --          N/A          --           --      N/A
 Development and lease-up communities (3) ..............       20,154        4,150          N/A       4,150            2      N/A
 Sold communities (4) ..................................        1,001        4,647          N/A       4,647        5,736      N/A
Other revenue (5) ......................................        3,197        2,458         30.1%      2,458        2,057     19.5%
                                                             --------     --------                 --------     --------
                                                              162,720      136,701         19.0%    136,701      117,990     15.9%
                                                             --------     --------                 --------     --------
Property operating and maintenance expense
 (exclusive of depreciation and
 amortization):
 Fully stabilized communities ..........................       41,186       39,787          3.5%     39,787       37,495      6.1%
 Communities stabilized during 1995 ....................        2,606        1,886         38.2%      1,886          313      N/A
 Acquired communities ..................................        1,956           --          N/A          --           --      N/A
 Development and lease-up communities ..................        6,766        2,513          N/A       2,513           38      N/A
 Sold communities ......................................          345        1,890          N/A       1,890        2,344      N/A
Other expenses (6) .....................................        4,476        3,836         16.7%      3,836        3,186     20.4%
                                                             --------     --------                 --------     --------
                                                               57,335       49,912         14.9%     49,912       43,376     15.1%
                                                             --------     --------                 --------     --------
Revenue in excess of specified expense .................     $105,385     $ 86,789         21.4%   $ 86,789     $ 74,614     16.3%
                                                             ========     ========                 ========     ========

Recurring capital expenditures: (7)
 Carpet ................................................     $  1,087     $    897         21.2%   $    897     $    729     23.0%
 Other .................................................        1,874          803        133.4%        803        1,087    (26.1%)
                                                             --------     --------                 --------     --------
     Total .............................................     $  2,961     $  1,700         74.2%   $  1,700     $  1,816     (6.4%)
                                                             ========     ========                 ========     ========
Average apartment units in service .....................       17,089       15,519         10.1%     15,519       14,619      6.2%
                                                             ========     ========                 ========     ========

---------------

(1)      Communities which reached stabilization prior to January 1, 1995.
(2) On May 7, 1996, the Company reacquired three contiguous Atlanta apartment communities containing a total of 810 units which the Company now operates as a single community. On August 26, 1996, the Company acquired an apartment community containing 80 units in Nashville, Tennessee. See "Current Development Activity".
(3) Communities in the "construction", "development" or "lease-up" stage during 1996 and, therefore, not considered fully stabilized for all of the periods presented.
(4) Includes three communities, containing 568 units, which were sold on September 13, 1995 and one community, containing 180 units, which was sold on July 19, 1996. The revenues and expenses for these communities had previously been included in the fully stabilized group.
(5) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related to property operations. Other revenue also includes, for the year ended December 31, 1996, approximately $527 which resulted from the Company's Olympic-related housing initiatives.
(6) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with furnished apartment rentals.
(7) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.


For the year ended December 31, 1996, rental and other revenue increased $26,019, or 19.0% compared to the same period in the prior year, primarily as a result of increased rental rates for fully stabilized communities, an increase in units placed in service, the acquisition of communities and the Company's Olympic-related housing initiatives, partially offset by a decrease in rental and other revenue due to the sale of three communities during the third quarter of 1995 and the sale of one community during the third quarter of 1996.

For the year ended December 31, 1996, recurring capital expenditures increased $1,261, or 74.2%, compared to the same period in the prior year, primarily due to additional units placed in service and the timing of scheduled capital improvements.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased from 1995 to 1996 and 1994 to 1995 primarily due to the increase in the units placed in service through the development and acquisition of communities.

FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 36 communities and the first phase of two additional communities containing an aggregate of 13,980 units which were stabilized as of January 1, 1995, are summarized as follows:


                                                                       YEAR ENDED                             YEAR ENDED
                                                                      DECEMBER 31,                           DECEMBER 31,
                                                           ---------------------------------      ----------------------------------
                                                             1996         1995       %CHANGE        1995         1994        %CHANGE
                                                           --------     --------     -------      --------     --------      -------
Rental and other revenue ..............................    $123,887     $118,744       4.3%       $118,744     $110,047        7.9%

Property operating and maintenance expense
 (exclusive of depreciation and                                                                                                6.1%
 amortization)(1) .....................................      41,186       39,787       3.5%         39,787       37,495
                                                           --------     --------                  --------     --------
Revenue in excess of specified expense ................    $ 82,701     $ 78,957       4.7%       $ 78,957     $ 72,552        8.8%
                                                           ========     ========                  ========     ========
Average economic occupancy (2) ........................        95.3%        96.2%                     96.2%        95.3%
                                                           ========     ========                  ========     ========
Average monthly rental rate per apartment                                                                                      7.0%
 unit(3) ..............................................    $    754     $    721       4.6%       $    721     $    674
                                                           ========     ========                  ========     ========
Apartment units in service ............................      13,980       13,980                    13,980       13,980
                                                           ========     ========                  ========     ========

---------------
(1) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. For the year ended December 31, 1996 and 1995, recurring expenditures were $2,782 and $1,607, or $199 and $115 on a per unit basis, respectively.

(2) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, taking account of these amounts would have been 94.7% and 95.8% for the years ended December 31, 1996 and 1995, respectively.) Concessions were $428 and $297 and employee discounts were $261 and $239 for the years ended December 31, 1996 and 1995, respectively.
(3) Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units.

Rental and other revenue increased from 1995 to 1996 due to higher rental rates with occupancy slightly declining. The modest increase in property and maintenance expense (exclusive of depreciation and amortization) from 1995 to 1996 was primarily due to increases in ad valorem real estate taxes and personnel costs.

Rental and other revenue increased from 1994 to 1995 due to higher rental rates. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,292, or 6.1%. Ad valorem real estate taxes increased from $9,439 in 1994 to $10,973 in 1995, an increase of 16.3%. This increase alone accounted for 67% of the overall operating expense increase. The remaining increase was primarily due to modest increases in utilities, advertising and promotion and building repairs and maintenance offset by a modest decrease in landscaping and grounds and maintenance expense.

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

In this presentation, only those communities which were dilutive during each period are included in that period and, accordingly, different communities may be included in different periods.

For each quarter of the year ended December 31, 1996, the "lease-up deficit" charged to and included in results of operations are summarized as follows:


                                                                   YEAR ENDED DECEMBER 31,
                                                                ---------------------------
                                                                  1996       1995      1994
                                                                -------    -------    -----
Rental and other revenue ....................................   $   974    $ 3,327    $ 331
Property operating and maintenance expense (exclusive of
  depreciation and amortization) ............................     1,056      2,422      800
                                                                -------    -------    -----
Revenue in excess of specified expense ......................       (82)       905     (469)
Interest expense ............................................       673      2,072      214
                                                                -------    -------    -----
Lease-up deficit ............................................   $  (755)   $(1,167)   $(683)
                                                                =======    =======    =====

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through two of its subsidiaries, RAM and Post Asset Management.

The operating performance of RAM and Post Asset Management for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

RAM PARTNERS, INC.

                                                                 YEAR ENDED                           YEAR ENDED
                                                                 DECEMBER 31,                        DECEMBER 31,
                                                       --------------------------------    ------------------------------
                                                        1996         1995       %CHANGE     1995         1994     %CHANGE
                                                       ------       ------      -------    ------       ------    -------
Property management and other revenue ............     $2,562       $2,331        9.9%     $2,331       $2,184       6.7%
Property management expense ......................      1,244        1,213        2.6%      1,213        1,278      (5.1)%
General and administrative expense ...............        502          467        7.5%        467          433       7.9%
                                                       ------       ------                 ------       ------
Revenue in excess of specified expense ...........     $  816       $  651       25.3%     $  651       $  473      37.6%
                                                       ======       ======                 ======       ======
Average apartment units in service ...............      8,852        8,798        0.6%      8,798        8,488       3.7%
                                                       ======       ======                 ======       ======


The change in property management revenues and expenses from 1995 to 1996 and from 1994 to 1995 is primarily attributable to the change in the average number and the average gross revenues of units managed.

POST ASSET MANAGEMENT

                                                            YEAR ENDED                              YEAR ENDED
                                                            DECEMBER 31,                           DECEMBER 31,
                                                  ----------------------------------      --------------------------------
                                                   1996         1995         %CHANGE       1995         1994      %CHANGE
                                                  -----        ------        -------      ------       ------     --------
Property management and other revenue ..........  $ 282        $  550         (48.7)%     $  550       $  578       (4.8)%
Property management expense ....................    255           392         (35.0)%        392          408       (3.9)%
General and administrative expense .............     54            94         (42.6)%         94          110      (14.5)%
                                                  -----        ------                     ------       ------
Revenue in excess of specified expense .........  $ (27)       $   64        (142.2)%     $   64       $   60        6.7 %
                                                  =====        ======                     ======       ======
Average apartment units in service .............    563         1,061         (46.9)%      1,061        1,498      (29.2)%
                                                  =====        ======                     ======       ======


The decreases in property management revenues and the related expenses from 1995 to 1996 and 1994 to 1995 were primarily due to the reduction in the average number of apartment units managed during the periods. These reductions were primarily due to the termination of one management contract during 1994 for communities developed by the Company and sold to third-party owners prior to the Initial Offering. Four additional contracts were terminated effective during 1996. As of December 31, 1996, Post Asset Management provided management services to one Post(R) community, containing 260 apartment units. The Company anticipates that the remaining contract will be terminated during 1997.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape.

The operating performance of Post Landscape for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:


                                                                 YEAR ENDED                             YEAR ENDED
                                                                 DECEMBER 31,                          DECEMBER 31,
                                                       ----------------------------------     ---------------------------------
                                                        1996         1995         %CHANGE      1995         1994        %CHANGE
                                                       ------       ------        -------     ------       ------       -------
Landscape services and other revenue ...............   $4,882       $4,662          4.7%      $4,662       $3,808         22.4%
Landscape services expense .........................    3,459        3,255          6.3%       3,255        2,685         21.2%
General and administrative expense .................      458          695        (34.1)%        695          413         68.3%
                                                       ------       ------                    ------       ------
Revenue in excess of specified expense .............   $  965       $  712         35.5%      $  712       $  710          0.3%
                                                       ======       ======                    ======       ======

The change in landscape services revenue, landscape services expense and general and administrative expense from 1995 to 1996 and 1994 to 1995 is primarily due to an increase in landscape contracts.

OTHER INCOME AND EXPENSES

Depreciation expense increased from 1995 to 1996 and 1994 to 1995 primarily due to the completion of new communities and the acquisition of communities.

Interest expense decreased from 1995 to 1996 primarily due to the repayment of debt with proceeds from the Third Offering and the Perpetual Preferred Shares. Interest expense increased from 1994 to 1995 due to additional outstanding borrowings until the time of the Third Offering.

Amortization of deferred loan costs decreased from 1995 to 1996 as a result of repayment of indebtedness with proceeds of the Third Offering.

General and administrative expense increased from 1995 to 1996 primarily as a result of increased travel-related expenses and personnel costs. General and administrative expense remained relatively consistent from 1994 to 1995.

The net gain on sale of assets resulted from the sale of a community and other assets during 1996, the sale of three communities during 1995 and a parcel of land during 1994.

The extraordinary item of $1,120 and $4,413 for the years ended December 31, 1995 and 1994, respectively, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $43,807 in 1994 to $57,362 in 1995 and to $78,966 in 1996, principally due to increased property operating income. Net cash used in investing activities increased from $99,364 in 1994 to $114,531 in 1995, principally due to a $27,740 increase in spending on new community development and acquisition activity offset by an increase in net proceeds of $15,152 from the sale of real estate assets. Net cash used in investing activities increased from $114,531 in 1995 to $166,762 in 1996 primarily due to a $41,616 increase in spending on construction and acquisition of real estate assets and a $10,360 decrease in proceeds from the sale of assets. The Company's net cash provided by financing activities increased from $46,508 in 1994 to $60,885 in 1995, primarily due to the effects of contributions from PPI of proceeds from the Third Offering and dividend reinvestment plan ("DRIP"), and the Company's additional borrowings and distributions. Net cash provided by financing activities increased from $60,885 in 1995 to $79,021 in 1996 primarily as a result of a decrease in net borrowings and an increase in contributions from PPI of offering proceeds from the Notes and the Perpetual Preferred Shares.

PPI has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income. The Company makes distributions to enable PPI to satisfy this requirement. As a REIT, the Company generally will not be subject to Federal income tax on net income.

At December 31, 1996, the Company had total indebtedness of $434,319 and cash and cash equivalents of $233. The Company's indebtedness includes approximately $36,281 in conventional mortgages payable and $149,038 in tax-exempt bond indebtedness secured by communities, senior unsecured notes of $225,000, and borrowings under unsecured lines of credit totaling approximately $24,000.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities and possible property acquisitions, through long-term secured and unsecured borrowings, possible sale of properties and the issuance of debt securities or additional equity securities of PPI, or, possibly in connection with acquisitions of land or improved properties, Units of the Company. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements, of which PPI is subject to, in both the short and the long term. The budgeted expenditures for improvements and renovations to certain of the communities are expected to be funded from property operations.

Lines Of Credit
The Company has a syndicated line of credit (the "Revolver") in the amount of $180,000 to provide funding for future construction, acquisitions and general business obligations. The Revolver matures on May 1, 1999 and as of December 31, 1996, borrowings bore interest at LIBOR plus .80% or prime minus .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Company to make distributions, in excess of stated amounts, which in turn restricts the discretion of PPI to declare and pay dividends. In general, during any fiscal year the Company may only distribute up to 100% of the Company's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Company to make distributions necessary to allow PPI to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect its ability to make required distributions.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .75% or prime minus .25% and has a maturity date of July 25, 1997. The Revolver requires three days advance notice to repay borrowings whereas the Cash Management Line provides the Company with an automatic daily sweep which applies all available cash to reduce the outstanding balance. At December 31, 1996, the Company had $176,000 available under the Revolver to fund future development and general corporate obligations. In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for seven bond issues, aggregating $84,280, which were concurrently reissued, and has agreed, subject to certain conditions, to provide credit enhancement through November 14, 2025 for up to an additional $70,248 ($5,490 of which is currently defeased) with respect to eight other bond issues which mature and may be refunded during 1997 and 1998. Under this agreement, on January 1, 1997, the Post Bridge and Post Gardens bonds were refunded in the amount of $12,450 ($2,490 of which had previously been defeased) and $14,500, respectively, with an issue enhanced by FNMA and maturing on June 1, 2025. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totaling $235,880, of which $86,842 has been economically defeased at December 31, 1996, leaving $149,038 of principal amount of tax-exempt bonds outstanding at December 31, 1996 of which $84,280 of the bonds outstanding have been reissued with a maturity of June 1, 2025. The remaining outstanding bonds, together with the economically defeased bonds, mature and may be reissued, during the years 1997 and 1998. On January 1, 1997, the Post Bridge and Post Gardens bonds were refunded in the amount of $12,450 ($2,490 of which had previously been defeased) and $14,500, respectively, with an issue enhanced by FNMA and maturing on June 1, 2025. The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial to the Company.

The following table shows the amount of bonds (both defeased and outstanding) at December 31, 1996, which the Company may reissue during the years 1997 through 2025:



                                            DEFEASED   OUTSTANDING  TOTAL REISSUE
                                            PORTION      PORTION       CAPACITY
                                            --------   -----------  -------------
                   1997 (1).............    $ 5,490     $ 51,460      $ 56,950
                   1998.................     81,352       13,298        94,650
                   Thereafter...........         --       84,280        84,280
                                            -------     --------      --------
                                            $86,842     $149,038      $235,880
                                            =======     ========      ========


---------------
(1) 1997 amounts include Post Bridge and Post Gardens bonds which matured on January 1, 1997.

Senior Unsecured Debt Offering
On September 30, 1996, the Company completed a $125,000 senior unsecured debt offering comprised of two tranches. The first tranche, $100,000 of 7.25% Notes due on October 1, 2003 (the "2003 Notes"), was priced at 99.642% to yield 7.316%, or 71 basis points over the rate on U.S. Treasury securities with a comparable maturity. The second tranche, $25,000 or 7.50% Notes due on October 1, 2006 (the "2006 Notes", and together with the 2003 Notes, the "Notes"), was priced at 99.694% to yield 7.544%, or 83 basis points over the rate on U.S. Treasury securities with a comparable maturity. Proceeds from the Notes were used to pay down the Revolver.

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

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of PPI. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of PPI's Common Stock directly from PPI, for 95% of the market price on the date of purchase.

Schedule of Indebtedness
The following table reflects the Company's indebtedness at December 31, 1996.


                                                                                          MATURITY       PRINCIPAL
COMMUNITY                              LOCATION              INTEREST RATE                DATE (1)        BALANCE
---------                            ------------     ----------------------------   -----------------   ---------
TAX EXEMPT FIXED RATE (SECURED)
Post Bridge .......................   Atlanta, GA          7.5% + .575% (3)(4)         01/01/97 (5)(2)   $  9,960
Post Village (Atlanta) Gardens ....   Atlanta, GA          7.5% + .575% (3)(4)         01/01/97 (5)(2)     14,500
Post Chase ........................   Atlanta, GA          7.5% + .575% (3)(4)         07/01/97 (5)        12,000
Post Walk .........................   Atlanta, GA          7.5% + .575% (3)(4)         07/01/97 (5)        15,000
Post Court ........................   Atlanta, GA          7.5% + .575% (3)(4)         06/01/98 (5)        13,298
                                                                                                         --------
                                                                                                           64,758
                                                                                                         --------
CONVENTIONAL FIXED RATE (SECURED)
Post Village (Atlanta) Arbors .....   Atlanta, GA                 8.16%                02/10/97 (6)         7,640
Post Summit .......................   Atlanta, GA                 7.72%                02/01/98             5,315
Post River ........................   Atlanta, GA                 7.72%                03/01/98             5,875
Post Hillsboro Village ............  Nashville, TN                9.20%              10/01/2001             3,051
                                                                                                         --------
                                                                                                           21,881
                                                                                                         --------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford Series 1995 ..........   Atlanta, GA     "AAA" NON-AMT + .575% (3)(4)   06/01/2025             9,895
Post Valley Series 1995 ...........   Atlanta, GA     "AAA" NON-AMT + .575% (3)(4)   06/01/2025            18,600
Post Brook Series 1995 ............   Atlanta, GA     "AAA" NON-AMT + .575% (3)(4)   06/01/2025             4,300
Post Village (Atlanta) Hills
  Series 1995 .....................   Atlanta, GA     "AAA" NON-AMT + .575% (3)(4)   06/01/2025             7,000
Post Mill .........................   Atlanta, GA     "AAA" NON-AMT + .575% (3)(4)   06/01/2025            12,880
Post Canyon .......................   Atlanta, GA     "AAA" NON-AMT + .575% (3)(4)   06/01/2025            16,845
Post Corners ......................   Atlanta, GA     "AAA" NON-AMT + .575% (3)(4)   06/01/2025            14,760
                                                                                                         --------
                                                                                                           84,280
                                                                                                         --------
CONVENTIONAL FLOATING RATE (SECURED)
Post Renaissance (Phase I and II)     Atlanta, GA             LIBOR + .55%             07/01/99            14,400
                                                                                                         --------
                                                                                                           14,400
                                                                                                         --------
SENIOR NOTES (UNSECURED)
Wachovia Bank of Georgia ..........       N/A                     7.15%                09/29/99            25,000
Northwestern Mutual Life ..........       N/A                     8.21%              06/07/2000            30,000
Wachovia Bank of Georgia ..........       N/A                     7.15%              09/29/2001            25,000
Northwestern Mutual Life ..........       N/A                     8.37%              06/07/2002            20,000
Senior Notes ......................       N/A                     7.25%              10/01/2003           100,000
Senior Notes ......................       N/A                     7.50%              10/01/2006            25,000
                                                                                                         --------
                                                                                                          225,000
                                                                                                         --------
LINE OF CREDIT (UNSECURED)
Revolver ..........................       N/A       LIBOR + .80 % or prime minus .25%  05/01/99             4,000
Cash Management Line ..............       N/A       LIBOR + .75 % or prime minus .25%  11/14/97            20,000
                                                                                                         --------
                                                                                                           24,000
                                                                                                         --------
TOTAL .............................                                                                      $434,319
                                                                                                         ========


-----------------------------
(1) All of the debt can be prepaid at any time, subject to certain prepayment penalties. All dates listed are final maturity dates assuming the exercise of any available extension option by the Company.
(2) On January 1, 1997, this bond was refunded with an issue having a maturity date of June 1, 2025 and an interest rate of SunTrust Bank, Atlanta Non-AMT "AAA" tax free rate plus a credit enhancement fee of .575%.
(3)      Bond Financed (interest rate on bonds + credit enhancement fees).
(4) These bonds are cross collateralized and are also secured by Post Fountains at Lee Vista, Post Lake (Orlando) and the Fountains and Meadows of Post Village for which the Company has economically defeased their respective bond indebtedness.
(5) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(6) On February 10, 1997, this mortgage was paid off with proceeds drawn on the Revolver.

Current Development Activity
The Company's communities under development or in initial lease-up are summarized in the following table:


                                                                                                 ACTUAL OR      UNITS
                                                                                  ACTUAL OR      ESTIMATED      LEASED
                                                                  QUARTER OF      ESTIMATED      QUARTER OF     AS OF
                                                      # OF       CONSTRUCTION   QUARTER FIRST    STABILIZED   FEBRUARY 22,
         METROPOLITAN AREA                            UNITS      COMMENCEMENT  UNITS AVAILABLE   OCCUPANCY       1997
         -----------------                            -----      ------------  ---------------   ---------       ----
         ATLANTA, GA
         -----------
         Post Collier Hills(TM) ..................      396          4Q'95          4Q'96          4Q'97          158
         Post Glen(R) ............................      314          1Q'96          1Q'97          1Q'98           38
         Post Lindbergh(TM) ......................      396          3Q'96          3Q'97          1Q'99          N/A
         Post Gardens(R) .........................      397          3Q'96          4Q'97          1Q'99          N/A
         Riverside by Post(TM) ...................      537          3Q'96          1Q'98          4Q'99          N/A
         Post Ridge(TM) ..........................      232          1Q'97          4Q'97          3Q'98          N/A
         Post River(R)II .........................       88          1Q'97          4Q'97          2Q'98          N/A
                                                      -----                                                       ---
                                                      2,360                                                       196
                                                      -----                                                       ---

         TAMPA, FL
         ---------
         Post Walk at Hyde .......................      134          1Q'96          1Q'97          3Q'97           62
         Post Rocky ..............................      174          4Q'96          3Q'97          1Q'98          N/A
                                                      -----                                                       ---
                                                        308                                                        62
                                                      -----                                                       ---

         CHARLOTTE, NC
         Post Park at Phillips ...................      402          4Q'95          4Q'96          1Q'98          139
                                                      -----                                                       ---

         NASHVILLE, TN
         Post Hillsboro ..........................      201          1Q'97          3Q'97          1Q'98          N/A
                                                      -----                                                       ---
                                                      3,271                                                       397
                                                      =====                                                       ===

Land
The Company has acquired a parcel of land in Atlanta on which it plans to build a new community. The Home Depot, Inc. is constructing its corporate headquarters campus and extensive infrastructure improvements are being made by the county adjacent to the parcel. The Company will review its development plan for this parcel closer to completion of these improvements. In addition, the Company holds land for a third phase of Post Rocky Point in Tampa, Florida. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

Other Activities
On May 7, 1996, the Company reacquired three contiguous Atlanta apartment communities, containing 810 units, which the Company developed in the early 1980's and managed under the Post(R) brand name through mid-1993. The Company's capital investment, after capital improvements, will be approximately $48 million, or $59,000 per apartment unit. The Company is operating this as one community under the name Post Creek(TM) .

On July 19, 1996, the Company sold a community located in Florida, containing 180 units. The sale of the community is consistent with the Company's strategy of selling communities when the market demographics for a community are no longer consistent with the Company's existing ownership strategy.

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

Acquisition of assets and community improvement expenditures for the year ended December 31, 1996 and 1995 are summarized as follows:


                                                           YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                              1996        1995
                                                            --------    --------
New community development and acquisition activity .....    $173,328    $132,922
Nonrecurring capital expenditures
  Vehicle access control gates .........................          66         428
  Other community additions and improvements ...........       1,872         859
Recurring capital expenditures
  Carpet replacements ..................................       1,087         897
  Other community additions and improvements ...........       1,874         803
Corporate additions and improvements ...................         820       1,267
                                                            --------    --------
                                                            $179,047    $137,176
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

FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations
The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. FFO is defined to mean net income (loss) determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and CAD for the year ended December 31, 1996, 1995 and 1994 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                                      YEAR ENDED DECEMBER 31,
                                                               1996            1994             1995
                                                           ------------    ------------    ------------
Net income available to common unitholders .............   $     52,390    $     37,297    $     24,730
 Extraordinary item ....................................             --           1,120           4,413
 Net gain on sale of assets, net of related income taxes           (854)         (1,494)         (1,746)
                                                           ------------    ------------    ------------
Adjusted net income ....................................         51,536          36,671          27,649
Depreciation of real estate assets .....................         22,676          20,127          19,967
                                                           ------------    ------------    ------------
Funds from Operations (1) ..............................         74,212          56,798          47,616
 Recurring capital expenditures (2) ....................         (2,961)         (1,700)         (1,816)
 Non-recurring capital expenditures (3) ................         (1,938)         (1,287)         (1,302)
 Loan amortization payments ............................           (228)           (199)           (184)
                                                           ------------    ------------    ------------
Cash Available for Distribution ........................   $     69,085    $     53,612    $     44,314
                                                           ============    ============    ============
Cash Flow Provided From (Used In):
 Operating activities ..................................   $     78,966    $     57,362    $     43,807
 Investing activities ..................................   $   (166,762)   $   (114,531)   $    (99,364)
Financing activities ...................................   $     79,021    $     60,885    $     46,508


Weighted average Units outstanding .....................     26,917,723      23,541,639      22,125,890
                                                           ============    ============    ============

---------------
(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(2) Recurring capital expenditures consisted primarily of $1,087, $897 and $729 of carpet replacement and $1,874, $803 and $1,087 of other community additions and improvements to existing communities for the years ended December 31, 1996, 1995 and 1994, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $820, $1,267 and $783 are excluded from the calculation of CAD for the years ended December 31, 1996, 1995 and 1994, respectively.
(3) Non-recurring capital expenditures consisted of the additions of vehicle access control gates to communities of $66, $428 and $1,302 and other community additions and improvements of $1,872, $859 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
The Company considers portions of this information to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of The Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed under Item 14(a) and are filed as part of this report on the pages indicated. The supplementary data are included in Note 13 of the Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company, a Georgia limited partnership, has no directors.

The persons who are executive officers of the Company and its affiliates and their positions are as follows:

NAME                                         POSITIONS AND OFFICES HELD
-----------------------------------------------------------------------
John A. Williams..........................   Chairman of the Board, Chief Executive Officer and Director
John T. Glover............................   President, Chief Operating Officer, Treasurer and Director
W. Daniel Faulk, Jr.......................   President -- Post Apartment Development
Jeffrey A. Harris.........................   President -- Post Management Services
Martha J. Logan...........................   President -- Post Management Division
Terry L. Chapman..........................   Executive Vice President -- Post Management Services
Richard A. Denny, III.....................   Executive Vice President -- Post Apartment Development
John D. Hooks.............................   Executive Vice President -- Post Management Services
William F. Leseman........................   Executive Vice President -- RAM Partners, Inc.
William C. Lincicome......................   Executive Vice President -- Post Landscape Services
Timothy A. Peterson.......................   Executive Vice President -- Post Corporate Services
Sherry W. Cohen...........................   Senior Vice President -- Post Corporate Services and Secretary
Judy M. Denman............................   Senior Vice President -- Post Corporate Services
R. Gregory Fox............................   Senior Vice President -- Post Corporate Services
Katharine W. Kelley.......................   Senior Vice President -- Post Apartment Development
John B. Mears.............................   Senior Vice President -- Post Apartment Development
Janie S. Maddox...........................   Vice President -- Post Corporate Services
Donald J. Rutzen..........................   Vice President -- Post Apartment Development

The following is a biographical summary of the experience of the executive officers of the company:

John A. Williams. Mr. Williams is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Williams founded the business of the Company in 1971 and since that time has acted as Chairman and Chief Executive Officer. Mr. Williams is currently serving on the board of directors of Barnett Banks, Inc., Crawford & Co. and the Atlanta Regional Commission. Mr. Williams is 54 years old.

John T. Glover. Mr. Glover is the President, Chief Operating Officer and Treasurer of the Company and a director. Mr. Glover joined the Company in 1984 and since that time has acted as its President. Mr. Glover is a Director of SunTrust Banks of Georgia Inc., SunTrust Bank, Atlanta, N.A. and Haverty's Furniture Companies, Inc. In addition, he is a member of the Board of Governors of the National Association of Real Estate Investment Trusts, and a member of the board of directors of the National Realty Committee, and the National Multi-Housing Council. Mr. Glover is 50 years old.

W. Daniel Faulk, Jr. Mr. Faulk has been with the Company for nine years. Since April 1993, he has been President of Post Apartment Development, which is responsible for the development and construction of all Post apartment communities. Prior thereto, Mr. Faulk was President of Post Atlanta since February 1987. Mr. Faulk is currently on the board of directors of Mountain National Bank. Mr. Faulk is 54 years old.

Jeffrey A. Harris. Mr. Harris has been with the Company for twelve years. Since October 1995, he has been President of Post Management Services and President of Post Landscape. Prior thereto, Mr. Harris was President of Post Management Division from March 1995, Executive Vice President of Post Management Division from April 1993 and Senior Vice President from 1989. Mr. Harris is on the Board of Directors and is President of the Atlanta Apartment Association. Mr. Harris is 39 years old.

Martha J. Logan. Ms. Logan has been with the Company for five years. Since October 1995, she has been President of Post Management Division. Prior thereto, Ms. Logan was President of RAM since July 1994, Executive Vice President of RAM from January 1994 and was Vice President of RAM since 1991. Ms. Logan is 42 years old.

Terry L. Chapman. Mr. Chapman has been with the Company for twenty-three years and is currently, and has been for more than five years, an Executive Vice President of Post Management Services responsible for maintenance, quality assurance, security, and preventive maintenance for all Post(R) communities. Mr. Chapman is 50 years old.

Richard A. Denny, III. Mr. Denny has been with the Company for sixteen years. Since July 1993, he has been an Executive Vice President of Post Apartment Development responsible for construction of all Post(R) apartment communities. Prior thereto, he was a Senior Vice President of Post Atlanta since June 1987. Mr. Denny is 39 years old.

John D. Hooks. Mr. Hooks has been with the Company for eighteen years. Since July 1993, he has been an Executive Vice President of Post Landscape responsible for landscape design, installation and maintenance on all Post(R) communities. Prior thereto, he was the Senior Vice President of Landscape since January 1987. Mr. Hooks is 42 years old.

William F. Leseman. Mr. Leseman has been with the Company for seven years. Since October 1995, he has been Executive Vice President of RAM responsible for day-to-day operations of such division. Prior thereto, Mr. Leseman was Senior Vice President of Post Management Services since January 1994 and an Area Vice President of Post Management Services since 1989. Mr. Leseman is 37 years old.

William C. Lincicome. Mr. Lincicome has been with the Company for six years. Since September 1996, he has been Executive Vice President of Post Landscape Services responsible for the day to day operations of Post Landscape Services. Prior thereto, he was an independent architectural consultant since April 1996 and was Vice President and Director of Land Planning of Post Landscape Services since 1989. Mr. Lincicome is 44 years old.

Timothy A. Peterson. Mr. Peterson has been with the Company for seven years and currently serves as Executive Vice President of Post Corporate Services responsible for accounting and capital markets. Prior thereto, he was Senior Vice President of Post Corporate Service since April 1993 and responsible for capital markets since November 1995. Mr. Peterson was Vice President of Post Corporate Services since January 1993, and he was responsible for planning and reporting services since 1989. Mr. Peterson is Co-Chairman of the Accounting Committee for the National Association of Real Estate Investment Trust. Mr. Peterson is a Certified Public Accountant. Mr. Peterson is 31 years old.

Sherry W. Cohen. Ms. Cohen has been with the Company for twelve years. Since July 1993, she has been a Senior Vice President of Post Corporate Services responsible for supervising and coordinating legal affairs and insurance. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990, as well as Corporate Secretary. Ms. Cohen is 42 years old.

Judy M. Denman. Ms. Denman has been with the Company for twenty-one years. Since July 1993, she has been a Senior Vice President of Post Corporate Services responsible for day-to-day accounting functions and cash management reporting. Prior thereto, she was a Vice President of Post Properties, Inc. since June 1984. Ms. Denman is 50 years old.

R. Gregory Fox. Mr. Fox has been with the Company since February 1996 and he serves as Senior Vice President of Post Corporate Services and the Company's Chief Accounting Officer responsible for financial reporting and management information systems. Prior to joining the Company, he was a senior manager in the audit division of Price Waterhouse LLP where he was employed for ten years. Mr. Fox is a Certified Public Accountant. Mr. Fox is 37 years old.

Katharine W. Kelley. Ms. Kelley has been with the Company since 1994 and serves as a Senior Vice President of Post Apartment Development responsible for acquiring new development sites in metropolitan Atlanta, Georgia. For five year prior to joining the Company, she was a Vice President at The Landmarks Group, a commercial real estate development firm. Ms. Kelley is 33 years old.

John B. Mears. Mr. Mears has been with the Company since November 1993. Since July 1994, he has been a Senior Vice President of Post Apartment Development responsible for acquiring new development sites in the Company's primary market outside of Atlanta, GA. Prior to joining the Company, Mr. Mears was an associate in the Real Estate Investment Banking Group at Merrill Lynch and Company since June 1992. Mr. Mears is 33 years old.

Janie S. Maddox. Ms. Maddox has been with the Company for twenty-one years. Since November 1995, she has been a Vice President of the Company in charge of community relations. Prior thereto, she was a Senior Vice President of Post Management Services primarily responsible for human resources since 1990. Ms. Maddox is 49 years old.

Donald J. Rutzen. Mr. Rutzen has been with the Company for eighteen years and currently serves as Vice President of Post Apartment Development responsible for the coordination of site planning for new apartment development. Prior thereto, he was Executive Vice President of Post Landscape Services, Inc. responsible for the day-to-day landscape design, installation and maintenance for third party accounts since 1993. He was Senior Vice President of Post Landscape Services, Inc. since April 1992 and Vice President of Post Apartment Development since January 1985. Mr. Rutzen is 49 years old.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information concerning the compensation paid to the Company's Chief Executive Officer and the executive officers whose salary and bonus compensation for the year ended December 31, 1996 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
                                              ------------------------------------------------
Name and                                                                        Other Annual
Principal Position                            Year      Salary       Bonus($)  Compensation(1)
------------------                            ----      ------       --------  ---------------
John A. Williams ..........................   1996      250,000      103,082       141,861
 Chairman of the Board of Directors of        1995      225,000      143,640        75,510
 Chief Executive Officer                      1994      225,000      157,500           951

John T. Glover ............................   1996      250,000      103,082        84,524
 President, Chief Operating Officer           1995      225,000      143,640        40,374
 and Treasurer                                1994      225,000      157,500           951

W. Daniel Faulk, Jr .......................   1996      168,000       69,271         2,813
 President--Post                              1995      160,000       87,144           905
 Apartment Development                        1994      140,000       98,000           951

Jeffrey A. Harris .........................   1996      168,000       51,088       261,024
 President--Post                              1995      130,000       66,694         5,704
 Management Services                          1994      104,800       84,000         5,464

Timothy A. Peterson .......................   1996      125,000       51,541         2,296
 Executive Vice President                     1995       90,000       57,456           884
  Post Corporate Services                     1994       85,000       56,525           539

(1) Amounts shown for Messrs. Williams and Glover for 1996 include (i) the cost of tax and financial planning by third parties in the amount of $73,627 and $40,213, respectively and (ii) personal use of the corporate aircraft in the amounts of $65,421 and $41,497, respectively. Amounts shown for Messrs,. Williams and Glover for 1995 include (i) the cost of tax and financial planning advice by third parties in the amounts of $49,000 and $29,600, respectively and
         (ii) personal use of the corporate aircraft in the amounts of $25,606 and $9,870, respectively.

PROFIT SHARING PLAN

PPI has adopted a qualified profit sharing plan for the benefit of employees of PPI, its subsidiaries and affiliates. An employee is eligible to share in contributions made under the plan after he has been employed on the first day of a calendar year. Thereafter an employee will share in the contributions, if any, made for each calendar year if he is an employee on the last day of such calendar year. Each participating employee's share of any contribution is (subject to certain limitations for highly compensated employees) based on the ratio that his compensation for such year bears to the compensation of all participating employees for such year. Contributions made on behalf of participating employees are credited to an account under the plan in his name, and his interest in such account begins to vest upon the completion of three years of service as an employee. Upon the completion of three years of service he has a 20% vested interest in his account, and his account then continues to vest at the rate of 20% for each year of service he completed thereafter. Contributions are made based on a discretionary amount determined by management of PPI. The contributions, if any, are made to trust which is tax exempt. The assets of the trust are invested by the trustee. The plan was amended in 1993 to provide for participation by Messrs, Williams, Glover, Hooks and Faulk. PPI's contributions to the plan during 1994, 1995, and 1996 were $147,000, $145,000 and $104,000, respectively.

NONCOMPETITION AND EMPLOYMENT CONTRACT

Each of Messrs. Williams and Glover has entered into noncompetition agreements with PPI and the Company. These agreements prohibit each individual, subject to certain limited exceptions, from engaging in managerial responsibilities directly or indirectly in the development, operation, management, leasing or landscaping of any multifamily community for the period of his employment by PPI and the Company or its affiliates, including Post Services, Inc. ("Post Services") and for two years thereafter. Each of Messrs. Williams and Glover has entered into an employment contract with each of PPI, the Company and Post Services, for a term of five years although each has the right to resign after three years. The contracts provide for annual base compensation of an aggregate of $225,000, subject to any increases in base compensation approved by the Compensation Committee of the Board of Directors of PPI, of which each of Messrs. Williams and Glover will receive $125,000 from the Company, $50,000 from Post Services and $50,000 from PPI.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company has no compensation committee and no Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Unit Ownership by Management and Principal Unitholders

The following table sets forth the beneficial ownership of Units as of March 1, 1997 for (i) the Chief Executive Officer and each of the five other most highly compensated executive officers of the Company (collectively the "Named Executive Officers"), (ii) the executive officers of the Company as a group and (iv) each person who is a Unitholder of the Company holding more than a 5% interest in the Company. Unless otherwise indicated in the footnotes, all of such interests are owned directly, and the indicated person or entity has sole voting and disposition power. None of the Named Executive Officers own Perpetual Preferred Units.


Name and Address                                      Number of Units
of Beneficial Owner                                  Beneficially Owned     Percent of Class(1)
-------------------                                  ------------------     -------------------
John A. Williams(2) ............................         2,003,570                 38.4%
John T. Glover(3) ..............................           695,344                 13.3%
W. Daniel Faulk, Jr. (4) .......................           150,460                   *
Jeffrey A. Harris ..............................             1,396                   *
Timothy A. Peterson ............................                 0                   *
All executive officers as a group
 (23 persons)(12) ..............................         2,936,785                 56.3%

*Less than 1%.

(1) Based on an aggregate of 5,216,474 Units issued and outstanding as of March 1, 1997. Units are redeemable for Common Stock of PPI or cash, at the option of PPI.
(2) Includes (i) 1,793,731 of Units deemed beneficially owned by Mr. Williams through control of certain limited partnerships and (ii) 209,839 Units (of which Mr. Williams has shared voting and disposition power) deemed beneficially owned by Mr. Williams through his control of a corporation (which Units are also shown as being beneficially owned by Mr. John T. Glover).
(3) Includes (i) 485,505 Units deemed beneficially owned by Mr. Glover through his control of certain limited partnerships, (iv) 11,189 Units deemed beneficially owned by Mr. Glover as trustee of a trust for the benefit of Mr. Williams' family, and (v) 209,839 Units (of which Mr. Glover has shared voting and disposition power) deemed beneficially owned by Mr. Glover through his control of a corporation (which shares are also shown as being beneficially owned by Mr. John A. Williams).
(4) Includes 1,590 shares of Common Stock issuable upon redemption of Units owned by Mr. Faulk's children.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LANDSCAPING SERVICES

Certain executive officers and directors of PPI employ the Company to provide landscaping services through the Company's landscaping affiliate, Post Landscape Services, Inc. During 1996, the Company received landscaping fees of $353,000 from Mr. Williams, $47,000 from Mr. Glover and $358,000 from Mr. Blank. In the aggregate, the fees included $242,000 of reimbursed expenses which the Company does not include in landscaping services revenue. As a result of these transactions, $516,000 of landscape services revenue was recognized in the Company's 1996 financial statements. All landscaping services were provided to the directors at the market price for such services and to the executive officers at the cost to the Company of providing such services.

CORPORATE SERVICES

Pursuant to the terms of their employment agreements, the Company has received reimbursement fees from entities in which Mr. Williams is the controlling partner. The fees represent a reimbursement for the accounting and administrative duties and oversight provided to the entities by the Company. The calculation of these monthly fees is based on an estimate of time and resources incurred by Post Corporate Services personnel. Set forth below are the fees received from these entities during 1996:


                                                                        1996
                                                                        ----
                   Northwest Associates, Ltd. ..................      $ 3,600
                   Powder Springs Investors, Ltd. ..............        3,600
                   Post Partners, Ltd. .........................       12,000
                   Post Gwinnett Investors, Ltd. ...............        6,000

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)1. and 2. FINANCIAL STATEMENTS AND SCHEDULES

The financial statements and schedules listed below are filed as part of this annual report on the pages indicated.


                          INDEX TO FINANCIAL STATEMENTS


                                                                                        PAGE
POST APARTMENT HOMES, L.P.
Consolidated Financial Statements:
 Report of Independent Accountants ...................................................   32
 Consolidated Balance Sheets as of December 31, 1996 and 1995 ........................   33
 Consolidated Statements of Operations for the Years Ended December 31, 1996,
  1995 and 1994 ......................................................................   34
 Consolidated Statements of Partners' Equity for the
  Years Ended December 31, 1996, 1995 and 1994 .......................................   35
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1996,
  1995 and 1994 ......................................................................   36
 Notes to the Consolidated Financial Statements ......................................   37
Schedule III:
 Consolidated Real Estate and Accumulated Depreciation ...............................   48

All other schedules are omitted because they are not applicable or not required.

3. EXHIBITS

Certain of the exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrant and are herein incorporated by reference thereto.

The Registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.


EXHIBIT
  NO.                                   DESCRIPTION
10.1**      -- Agreement of Limited Partnership of the Company
10.4**      -- Noncompetition Agreement between PPI, the Company and John A. Williams
10.5**      -- Noncompetition Agreement between PPI, the Company and John T. Glover
10.6**      -- Employment Agreement between PPI and John A. Williams
10.7**      -- Employment Agreement between PPI and John T. Glover
10.8**      -- Employment Agreement between the Company and John A. Williams
10.9**      -- Employment Agreement between the Company and John T. Glover
10.10**     -- Employment Agreement between Post Services, Inc. and John A. Williams
10.11**     -- Employment Agreement between Post Services, Inc. and John T. Glover
10.12**     -- Option and Transfer Agreement among the Company, Post Services, John A. Williams and John T.
               Glover
10.13**     -- Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
10.14*      -- Form of officers and directors Indemnification Agreement
10.15*      -- Form of Option Agreement to be entered into between the Company and the owners of four parcels of undeveloped land
10.16*      -- Profit Sharing Plan of the Company
10.17**     -- Form of General Partner 1% Exchange Agreement
10.20-      -- Credit Agreement dated as of February 1, 1995 among Post
               Apartment Homes, L.P., Wachovia Bank of Georgia, N.A., as
               administrative agent, First Union National Bank of Georgia, as Co-Agent, and the banks listed on the signature pages
               thereto (the "Credit Agreement")
10.21+      -- First Amendment to Credit Agreement and Release of Subsidiary Guarantors dated July 26, 1995
10.22+      -- Second Amendment to Credit Agreement dated October 27, 1995
10.23+      -- Third Amendment to Credit Agreement dated February 29, 1996
10.24       -- Indenture between the Company and Sun Trust Bank, Atlanta, as Trustee (filed as an Exhibit to Form S-3
               (SEC File No. 333-3555)
21.1+       -- List of Subsidiaries
23.1        -- Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 333-3555)
27.1        -- Financial Data Schedule (for SEC use only)

---------------
* Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Registrant.
** Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Registrant.
+ Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995. The registrant's proxy statement is to be filed with the Commission on or about March 31, 1997.
- Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994.

         (b) Reports on Form 8-K

         Report on Form 8-K filed on October 1, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    POST APARTMENT HOMES, L.P.
                                    By: Post Properties, Inc., as General
                                        Partner

March 28, 1997                                   /s/ JOHN T. GLOVER
                                    --------------------------------------------
                                               John T. Glover, President
                                          Chief Operating Officer, Treasurer
                                                     and a Director
                                             (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              SIGNATURE                             TITLE                        DATE
          John A. Williams              Chief Executive Officer                March 28, 1997
------------------------------------
          John A. Williams

           John T. Glover               President, Chief Operating Officer,    March 28, 1997
------------------------------------    Treasurer and Principal Financial
           John T. Glover               Officer

           R. Gregory Fox               Senior Vice President, Chief           March 28, 1997
------------------------------------    Accounting Officer
           R. Gregory Fox

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Post Apartment Homes, L.P.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 29 present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the management of Post Apartment Homes, L.P.; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Atlanta, Georgia
February 11, 1997

                           POST APARTMENT HOMES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                      DECEMBER 31,
                                                               -----------------------
                                                                  1996         1995
                                                               ----------    ---------
ASSETS
 Real estate assets
  Land ......................................................  $  150,072    $ 118,988
  Building and improvements .................................     730,518      589,869
  Furniture, fixtures and equipment .........................      74,120       67,354
  Construction in progress ..................................     140,437      149,514
  Land held for future development ..........................      14,195       12,199
                                                               ----------    ---------
                                                                1,109,342      937,924
  Less: accumulated depreciation ............................    (177,672)    (156,824)
                                                               ----------    ---------
    Operating real estate assets ............................     931,670      781,100
 Cash and cash equivalents ..................................         233        9,008
 Restricted cash ............................................       1,148        1,146
 Deferred charges, net ......................................       9,459        7,241
 Other assets ...............................................      16,165       14,489
                                                               ----------    ---------
    Total assets ............................................  $  958,675    $ 812,984
                                                               ==========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Notes payable ..............................................  $  434,319    $ 349,719
 Accrued interest payable ...................................       4,264        3,965
 Distribution payable .......................................      14,659       13,091
 Accounts payable and accrued expenses ......................      17,915       16,354
 Security deposits and prepaid rents ........................       5,084        4,366
                                                               ----------    ---------
    Total liabilities .......................................     476,241      387,495
                                                               ----------    ---------
 Commitments and contingencies ..............................
 Partners' equity ...........................................     482,434      425,489
                                                               ----------    ---------
 Total liabilities and partners' equity .....................  $  958,675    $ 812,984
                                                               ==========    =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)



                                                                                               YEAR ENDED DECEMBER 31,
                                                                                     1996               1995               1994
                                                                                 ------------       ------------       ------------
REVENUES
 Rental ...................................................................      $    157,735       $    133,817       $    115,309
 Property management - third party ........................................             2,828              2,764              2,508
 Landscape services - third party .........................................             4,834              4,647              3,799
 Interest .................................................................               326                593                442
 Other ....................................................................             4,985              2,884              2,681
                                                                                 ------------       ------------       ------------
  Total revenue ...........................................................           170,708            144,705            124,739
                                                                                 ------------       ------------       ------------

EXPENSES
  Property operating and maintenance (exclusive of items
  shown separately below) .................................................            57,335             49,912             43,376
 Depreciation (real estate assets) ........................................            22,676             20,127             19,967
 Depreciation (non-real estate assets) ....................................               927                692                241
 Property management ......................................................             2,055              2,166              2,229
 Landscape services .......................................................             3,917              3,950              3,098
 Interest .................................................................            22,131             22,698             19,231
 Amortization of deferred loan costs ......................................             1,352              1,967              1,999
 General and administrative ...............................................             7,716              6,071              6,269
 Minority interest in consolidated property partnership ...................                --                451                680
                                                                                 ------------       ------------       ------------
    Total expenses ........................................................           118,109            108,034             97,090
                                                                                 ------------       ------------       ------------
 Income before net gain on sale of assets, net of related income
   taxes,and extraordinary item ...........................................            52,599             36,671             27,649
 Net gain on sale of assets, net of related income taxes ..................               854              1,746              1,494
                                                                                 ------------       ------------       ------------
 Income before extraordinary item .........................................            53,453             38,417             29,143
 Extraordinary item .......................................................                --             (1,120)            (4,413)
                                                                                 ------------       ------------       ------------
 Net income ...............................................................            53,453             37,297             24,730
 Distribution to preferred unitholders ....................................            (1,063)                --                 --
                                                                                 ------------       ------------       ------------
 Net income available to common unitholders ...............................      $     52,390       $     37,297       $     24,730
                                                                                 ============       ============       ============
PER COMMON UNIT DATA:
 Weighted average common Units outstanding ................................        26,917,723         23,541,639         22,125,890
                                                                                 ============       ============       ============
 Income before extraordinary item (net of preferred distributions) ........      $       1.95       $       1.63       $       1.32
                                                                                 ============       ============       ============
 Net income available to common unitholders ...............................      $       1.95       $       1.58       $       1.12
                                                                                 ============       ============       ============
 Distributions declared ...................................................      $       2.16       $       1.96       $       1.80
                                                                                 ============       ============       ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)



                                                              GENERAL     LIMITED
                                                              PARTNER     PARTNERS      TOTAL
                                                              -------    ---------    ---------

PARTNERS' EQUITY, DECEMBER 31, 1993 .......................   $ 2,857    $ 243,485    $ 246,342
Contribution from PPI related to Second Offering ..........       827       81,854       82,681
Distribution paid .........................................      (303)     (29,989)     (30,292)
Distributions declared to common unitholders ..............      (101)      (9,993)     (10,094)
Net income ................................................       247       24,483       24,730
                                                              -------    ---------    ---------
PARTNERS' EQUITY, DECEMBER 31, 1994 .......................     3,527      309,840      313,367
Contribution from PPI related to Third Offering ...........     1,053      104,225      105,278
Contribution from PPI related to Dividend Reinvestment Plan       161       16,010       16,171
Distributions paid ........................................      (335)     (33,198)     (33,533)
Distributions declared to common unitholders ..............      (131)     (12,960)     (13,091)
Net income ................................................       373       36,924       37,297
                                                              -------    ---------    ---------
PARTNERS' EQUITY, DECEMBER 31, 1995 .......................     4,648      420,841      425,489
Contributions from PPI related to Preferred Shares ........       486       48,127       48,613
Acquisition of real estate through issuance of Units ......        51        5,040        5,091
Contributions from PPI related to Dividend Reinvestment
 and Employee Stock Purchase Plans ........................        90        8,944        9,034
Distributions to preferred unitholders ....................       (11)      (1,052)      (1,063)
Distributions to common unitholders .......................      (435)     (43,089)     (43,524)
Distributions declared to common unitholders ..............      (147)     (14,512)     (14,659)
Net income ................................................       534       52,919       53,453
                                                              -------    ---------    ---------
PARTNERS' EQUITY, DECEMBER 31, 1996 .......................   $ 5,216    $ 477,218    $ 482,434
                                                              =======    =========    =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                             YEAR ENDED DECEMBER 31,
                                                                                    -------------------------------------------
                                                                                      1996             1995             1994
                                                                                    ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income .....................................................................   $  53,453        $  37,297        $  24,730
 Adjustments to reconcile net income to net cash provided
  by operating activities:
Net gain on sale of assets, net of related income tax ...........................        (854)          (1,746)          (1,488)
 Depreciation ...................................................................      23,603           20,819           20,208
 Write-off of deferred swap income ..............................................          --               --           (1,485)
 Write-off of deferred financing costs ..........................................          --            1,120            1,139
 Amortization of deferred loan costs ............................................       1,352            1,967            1,999
 Changes in assets, (increase) decrease in:
   Restricted cash ..............................................................          (2)           7,211           (7,211)
   Organization costs and other deferred charges ................................       1,589              (90)             134
   Other assets .................................................................      (3,281)          (9,122)          (1,655)
 Changes in liabilities, increase (decrease) in:
   Accrued interest payable .....................................................         299           (1,171)           3,058
   Accounts payable and accrued expenses ........................................       2,089              868            4,143
   Security deposits and prepaid rents ..........................................         718              213              247
                                                                                    ---------        ---------        ---------
 Net cash provided by operating activities ......................................      78,966           57,366           43,819
                                                                                    ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Construction and acquisition of real estate assets,
  net of payables ...............................................................    (168,885)        (117,120)         (99,529)
 Proceeds from sale of assets ...................................................      12,285           22,645            7,493
 Capitalized interest ...........................................................      (4,443)          (5,653)          (3,427)
 Recurring capital expenditures .................................................      (3,781)          (2,967)          (2,599)
 Non-recurring capital expenditures .............................................      (1,938)          (1,287)          (1,302)
 Purchase of minority interests in property partnerships ........................          --          (10,149)              --
                                                                                    ---------        ---------        ---------
 Net cash used in investing activities ..........................................    (166,762)        (114,531)         (99,364)
                                                                                    ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of financing costs .....................................................      (3,986)          (4,614)          (1,385)
 Debt proceeds ..................................................................     236,833          362,196          140,122
 Debt payments ..................................................................    (277,233)        (374,523)        (135,886)
 Offering proceeds, net of underwriters discount and offering costs .............     123,438          105,278           82,681
 Proceeds from contributions from PPI related to Preferred Shares ...............      48,613               --               --
 Proceeds from contributions from PPI related to Dividend
   Reinvestment Plan ............................................................       9,034           16,171               --
 Capital distributions to preferred unitholders .................................      (1,063)              --               --
 Capital distributions to common unitholders ....................................     (56,615)         (43,627)         (39,036)
                                                                                    ---------        ---------        ---------
 Net cash provided by financing activities ......................................      79,021           60,881           46,496
                                                                                    ---------        ---------        ---------
 Net increase (decrease) in cash and cash equivalents ...........................      (8,775)           3,716           (9,049)
 Cash and cash equivalents, beginning of period .................................       9,008            5,292           14,341
                                                                                    ---------        ---------        ---------
 Cash and cash equivalents, end of period .......................................   $     233        $   9,008        $   5,292
                                                                                    =========        =========        =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

1. ORGANIZATION AND FORMATION OF THE COMPANY

ORGANIZATION AND FORMATION OF THE COMPANY

Post Apartment Homes, L.P. (the "Company"), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for its general partner, Post Properties, Inc. ("PPI"). The Company, through its operating divisions and subsidiaries, is the entity through which all of PPI's operations are conducted.

PPI elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the year ended December 31, 1993. A REIT is a legal entity which holds real estate interest and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

The Company currently owns and manages or is in the process of developing apartment communities located in the Atlanta, Tampa, Northern Virginia, Nashville and Charlotte metropolitan areas. Approximately 72.8% and 12.6% (on a unit basis) of the Company's communities are located in the Atlanta and Tampa metropolitan areas, respectively.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the consolidated accounts of PPI and the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain items in the Consolidated Financial Statements were reclassified for comparative purposes.

ACCOUNTING CHANGES

In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identified intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement requires the use of undiscounted estimated cash flows expected from the asset's operations and eventual disposition. If the sum of the expected future cash flows are less than the carrying value of the asset, an impairment loss is recognized based on the fair value of the asset. Adoption of this pronouncement had no material effect on the consolidated statement of operations for the year ended December 31, 1996.

During 1996, the Company adopted SFAS 123, "Accounting for Stock-Based Compensation." This statement provides entities a choice between fair value based or intrinsic value based methods of accounting, for stock based compensation plans. The Company has elected to continue using the intrinsic value method. Under this approach, the Company will provide pro forma disclosures of net income and earnings per share as if the fair value method had been applied.

REAL ESTATE ASSETS AND DEPRECIATION

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements -- 20-40 years; furniture, fixtures and equipment -- 5 years).

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


REVENUE RECOGNITION

Rental -- Residential properties are leased under operating leases with terms of generally one year or less. Rental income is recognized when earned, which is not materially different from revenue recognition on a straight line basis.

Property management and landscaping services -- Income is recognized when earned for property management and landscaping services provided to third parties.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, all investments purchased with an original maturity of three months or less are considered to be cash equivalents.

RESTRICTED CASH

Restricted cash generally is comprised of resident security deposits for communities located in Florida and Tennessee and required maintenance reserves for communities located in DeKalb County, Georgia.

DEFERRED FINANCING COSTS

Deferred financing costs are amortized using the interest method over the terms of the related debt.

INTEREST AND REAL ESTATE TAXES

Interest and real estate taxes incurred during the construction period are capitalized and depreciated over the lives of the constructed assets. Interest paid (including capitalized amounts of $4,443, $5,653 and $3,427 during 1996, 1995 and 1994, respectively, and interest rate protection receipts of $830, $1,539 and $384 during 1996, 1995 and 1994, respecitvely) aggregated $27,120, $28,343, $21,234 for the years ended December 31, 1996, 1995 and 1994, respectively.

INTEREST RATE PROTECTION AGREEMENTS

Premiums paid to purchase interest rate protection agreements are capitalized and amortized over the terms of those agreements using the interest method. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable under the interest rate protection agreements are accrued as a reduction of interest expense.

PER UNIT DATA

Earnings per common Unit with respect to the Company for the years ended December 31, 1996, 1995 and 1994 is computed based upon the weighted average number of Units outstanding during the period.

USE OF ESTIMATES IN FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


2.DEFERRED CHARGES

Deferred charges consist of the following:



                                                                   DECEMBER 31,
                                                             -----------------------
                                                               1996            1995
                                                             --------       --------
                  Deferred financing costs ..............    $ 18,915       $ 15,411
                  Other .................................       1,156          1,340
                                                             --------       --------
                                                               20,071         16,751
                  Less: accumulated amortization ........     (10,612)        (9,510)
                                                             --------       --------
                                                             $  9,459       $  7,241
                                                             ========       ========

3. NOTES PAYABLE

The Company's indebtedness consists of the following:


                                                                                   DECEMBER 31,
                                                                              1996             1995
                                                                            --------         --------
                  Tax-exempt fixed rate bond indebtedness
                    (secured) .........................................     $ 64,758         $105,379
                  Conventional fixed rate (secured) ...................       21,881           44,145
                  Tax-exempt floating rate bond indebtedness
                    (secured) .........................................       84,280           39,795
                  Conventional floating rate (secured) ................       14,400           14,400
                  Senior notes (unsecured) ............................      225,000          100,000
                  Lines of credit (unsecured) .........................       24,000           46,000
                                                                            --------         --------
                  Total ...............................................     $434,319         $349,719
                                                                            ========         ========

CONVENTIONAL MORTGAGES PAYABLE

Conventional mortgages payable were comprised of five loans at December 31, 1996 and 1995 each of which is collateralized by an apartment community included in real estate assets. The mortgages payable are generally due in monthly installments of interest only and mature at various dates through 1999. The interest rates on the fixed rate mortgages payable ranged from 7.72% to 9.20% at December 31, 1996. At December 31, 1996, the interest rate on the variable rate mortgage payable was at .55% above the London Interbank Offered Rate ("LIBOR"). At December 31, 1996, LIBOR ranged from 5.50% to 5.79% for one, three, six, and twelve month indices.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


TAX-EXEMPT BOND INDEBTEDNESS

Certain of the apartment communities are encumbered to secure tax-exempt housing bonds. Such bonds are generally payable in monthly or semi-annual installments of interest only and mature at various dates through 2025. The interest rate on each of the fixed rate bonds payable was 8.075% at December 31, 1996. Floating rate indebtedness reissued in 1995 and 1996, bears interest at the "AAA" non-AMT tax exempt rate, set weekly, which was 4.05% at December 31, 1996 (average of 3.44% for 1996). The Company pays certain credit enhancement fees with respect to such bonds, ranging from .575% to 1.075% of the amount of such bonds or the amount of such letters of credit, as the case may be.

On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement for such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for seven bond issues, aggregating $84,280, which were concurrently reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $70,248 ($5,490 of which is currently defeased) with respect to eight other bond issues which mature and may be refunded during 1997 and 1998. Under this agreement, on January 1, 1997, the Post Bridge and Post Gardens bonds were refunded in the amount of $12,450 ($2,490 of which had previously been defeased) and $14,500, respectively, with an issue enhanced by FNMA and maturing on June 1, 2025. The agreement also contains a provision whereby the Company may request FNMA to evaluate the enhancement of an additional $81,352 of bonds which are currently defeased and not part of the agreement. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

DEBT DEFEASED

The Company applied a portion of the net proceeds of the Initial Offering and Second Offering, contributed from PPI, to pay in full thirteen fixed rate obligations totaling $132,470 and economically defease in full six tax exempt bond financings totaling $52,700. In addition, the Company paid $43,108 to partially prepay eleven variable rate obligations and $51,956 to economically defease portions of eight tax exempt bond financings. The above amounts do not include aggregate prepayment penalties and defeasance escrow requirements in excess of principal defeased of $18,077. The balance of debt fully or partially economically defeased aggregated $86,842 at December 31, 1996.

LINES OF CREDIT

The Company has a syndicated line of credit (the "Revolver") in the amount of $180,000 to provide the funding for future construction, acquisition and general business obligations. The Revolver matures on May 1, 1999 and borrowings currently bear interest at LIBOR plus .80% or prime minus .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Company to make distributions, in excess of stated amounts, which in turn restricts the discretion of PPI to declare and pay dividends. In general, during any fiscal year the Company may only distribute up to 100% of the Company's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Company to make distributions necessary to allow PPI to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect its ability to make required distributions.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .75% or prime minus .25% and has a maturity date of November 14, 1997. The Revolver requires three days advance notice to repay borrowings whereas this facility provides the Company with an automatic daily sweep which applies all available cash to reduce the outstanding balance.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


At December 31, 1996, the outstanding balances on the Revolver and the Cash Management Line were $4,000 and $20,000, respectively.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

SENIOR UNSECURED NOTES

On June 7, 1995, the Company issued $50,000 of unsecured senior notes with The Northwestern Mutual Life Insurance Company. The notes were in two tranches: the first, totaling $30,000, carries an interest rate of 8.21% per annum (1.25% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2000; and the second, totaling $20,000 carries an interest rate of 8.37% per annum (1.35% over the corresponding treasury rate on the date such rate was set) and matures on June 7, 2002. Proceeds from the notes were used to reduce other secured indebtedness and to pay down the Revolver. The note agreements pursuant to which the notes were purchased contain customary representations, covenants and events of default similar to those contained in the note agreement for the Revolver.

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

The aggregate maturities of the above conventional mortgages payable, tax-exempt bond indebtedness, lines of credit and senior unsecured notes (after giving effect to the refunding of the Post Bridge and Post Gardens bonds and the extension of the Revolver) are as follows:


                  1997 .....................................      $ 54,640
                  1998 .....................................        24,488
                  1999 .....................................        43,400
                  2000 .....................................        30,000
                  2001 .....................................        28,051
                  Thereafter ...............................       253,740
                                                                  --------
                                                                  $434,319
                                                                  ========


PLEDGED ASSETS

The aggregate net book value at December 31, 1996 of property pledged as collateral for indebtedness amounted to approximately $169,171.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


EXTRAORDINARY ITEM

The extraordinary item for the year ended December 31, 1995 resulted from the write-off of deferred financing costs on the mortgage debt satisfied.

The extraordinary item for the year ended December 31, 1994 resulted from mortgage prepayment penalties and defeasance escrow requirements ($4,274), the administrative costs for bond indebtedness defeased ($485), the write-off of deferred financing costs on the mortgage debt satisfied ($1,139) and the recognition of the gain previously deferred ($1,485) from the termination of the interest rate swap agreements for which the related debt has been repaid or defeased.

4. INCOME TAXES

The Company is a partnership and, as a result, all income or losses of the Company are allocated to the partners of the Company for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been made in the accompanying financial statements.

PPI has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code") commencing with the taxable year ended December 31, 1993. In order for PPI to qualify as a REIT, it must distribute annually at least 95% of its REIT taxable income, as defined in the Code, to its shareholders and satisfy certain other requirements. As a result, the Company generally will not be subject to Federal income taxation at the corporate level on the income PPI distributes to the shareholders. Although PPI has elected to be taxed as a REIT, Post Services, Inc. ("Post Services") was formed as a subsidiary of the Company to provide through its subsidiaries asset management, leasing and landscaping services to third parties. The consolidated taxable income of Post Services, if any, will be subject to tax at regular corporate rates.

As of December 31, 1996, the net basis for Federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Company exceeded the net assets as reported in the Company's consolidated financial statements by approximately $100,439.

5. RELATED PARTY TRANSACTIONS

The Company provides landscaping services for executive officers, employees, directors and other related parties. For the years ended December 31, 1996, 1995 and 1994, the Company received landscaping fees of $1,391, $1,758 and $1,968 for such services. These amounts include reimbursements of direct expenses in the amount of $729, $1,111 and $1,507 which are not included in landscape services revenue; accordingly, these transactions resulted in the Company recording landscape services net fees in excess of direct expenses of $662, $647 and $461 in the accompanying financial statements for the years ended December 31, 1996, 1995 and 1994, respectively.

The Company provides accounting and administrative services to entities controlled by certain executive officers of the Company. Fees under this arrangement aggregated $25, $32 and $60 for the years ended December 31, 1996, 1995 and 1994, respectively.

During the years ended December 31, 1996, 1995 and 1994, the Company was contracted to assist in the development of apartment complexes constructed by a former executive and current shareholder. Fees under this arrangement were $363 in 1996, $317 in 1995 and $140 in 1994.

On May 22, 1995, the Company purchased for a nominal amount the outstanding capital stock of A.T. Aviation, Inc. ("A.T. Aviation"), an entity formed and owned by John A. Williams, Chairman of the Board of Directors of the Company, and John T. Glover, President and a Director of the Company. In connection with the acquisition, the Company assumed certain obligations of A.T. Aviation. At the time of the acquisition, A.T. Aviation had entered into a

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


purchase agreement for a used aircraft, leased certain property improvements related thereto, and obtained a line of credit in the amount of $7,500 to fund such acquisitions. In connection with the acquisition, the Company assumed and repaid such line of credit, which had been guaranteed by such officers, and such line and guarantees were terminated.

On October 15, 1996, the Company exercised its option to purchase land from certain unitholders. In exchange for the land, the Company issued 138,150 units to the unitholders.

6. EMPLOYEE BENEFIT PLANS

Through a plan adopted by PPI, the employees of the Company are participants in a profit sharing plan pursuant to Section 401 of the Internal Revenue Code. Contributions are made based on a discretionary amount determined by the Company's management. Contributions, if any, are allocated to each participant based on the relative compensation of the participant to the compensation of all participants. Contributions of $100, $145 and $147 were made in 1996, 1995 and 1994, respectively.

During 1995, PPI adopted the Employee Stock Purchase Plan ("ESPP") to encourage stock ownership by eligible directors and employees. To participate in the ESPP,
(i) directors must not be employed by the Company or PPI and must have been a member of the Board of Directors of PPI for at least one month and (ii) an employee must have been employed full-time by the Company or PPI for at least one month. The purchase price of shares of common stock of PPI under the ESPP is equal to 85% of the lesser of the closing price per share of common stock of PPI on the first or last day of the trading period, as defined.

7. DIVIDEND REINVESTMENT PLAN

The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of PPI. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of PPI's Common Stock directly from PPI, for 95% of the market price on the date of purchase.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


8. STOCK-BASED COMPENSATION PLANS

STOCK COMPENSATION PLANS

At December 31, 1996, PPI had two stock-based compensation plans in which the Company's employees may participate, the Employee Stock Plan (the "Stock Plan"), the Employee Stock Purchase Plan (the "ESPP") and, under the Stock Plan, a stock grant program (the "Grant Plan") as described below. The Company applies APB Opinion 25 and related Interpretations in accounting for these plans. Accordingly, no compensation cost has been recognized for the Stock Plan and the ESPP. The compensation cost that has been charged against income for the Grant Plan was, $129 and $73 for 1996 and 1995, respectively. Had compensation cost for PPI's Stock Plan and ESPP been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                               1996            1995
                                                                              -------        -------
                  Net income available to common
                    unitholders                       As reported .........   $52,390        $37,297
                                                      Pro Forma ...........   $50,472        $36,950

                  Net income per common unit          As reported .........   $  1.95        $  1.58
                                                      Pro Forma ...........   $  1.86        $  1.57

For purposes of the pro forma presentation, the fair value of each option grant is estimated as of the date of grant using the Black-Scholes option-pricing model. The weighted-average of all assumptions used in the calculation for various grants under all of the Company's plans during 1996 and 1995, are as follows: dividend yield of 5.4 for 1996 and 6.2 percent for 1995; expected volatility of 14.5 percent for both years; risk-free interest rates ranging from
5.4 to 5.7 percent for 1996 and 5.5 to 7.3 percent for 1995; and expected lives ranging from 5 to 7 years for both years.

FIXED STOCK OPTION PLANS

Under the Stock Plan, PPI may grant options to its employees and directors for up to 1,200,000 shares of its common stock. Of this amount, 550,000 shares are available for grants of restricted stock. Options granted to any key employee or officer cannot exceed 50,000 shares a year. The exercise price of each option equals the market price on the date of grant and all options have a maximum term of ten years from the grant date.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

A summary of the status of PPI's Stock Plan as of December 31, 1995 and 1996, changes during the years then ended, and the weighted-average fair value of options granted during the years is presented below:


                                                            1995                                       1996
                                                     -----------------------------          ----------------------------
                                                                       WEIGHTED-                             WEIGHTED-
                                                                        AVERAGE                               AVERAGE
                                                     SHARES         EXERCISE PRICE         SHARES         EXERCISE PRICE
                                                     ------         --------------         ------         --------------
FIXED OPTIONS
Outstanding at beginning of year............         353,344           $31                 601,366           $31
Granted.....................................         251,383            30                 310,067            32
Exercised...................................            (361)           28                 (18,993)           31
Forfeited...................................          (3,000)           30                 (28,335)           31
                                                     -------                               -------
Outstanding at end of year..................         601,366            31                 864,105            31
                                                     =======                               =======
Options exercisable at year-end.............         238,188                               797,830
                                                     =======                               =======
Weighted-Average fair value of options
granted during the year.....................         $  3.59                               $  3.47
                                                     =======                               =======



The following table summarizes information about the options outstanding under PPI's Stock Plan at December 31, 1996:


                                             OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                                             -------------------                                    -------------------
                                             WEIGHTED-AVERAGE
       RANGE OF         NUMBER OUTSTANDING       REMAINING         WEIGHTED-AVERAGE    NUMBER EXERCISABLE     WEIGHTED-AVERAGE
    EXERCISE PRICES         AT 12/31/96      CONTRACTUAL LIFE       EXERCISE PRICE         AT 12/31/96         EXERCISE PRICE
    ---------------         -----------      ----------------       --------------         -----------         --------------
     $28 to 40               864,105             8.0 years                $31               797,830                  $31

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


9.COMMITMENTS AND CONTINGENCIES

LAND, OFFICE AND EQUIPMENT LEASES

The Company is party to two ground leases relating to an operating community with terms expiring in years 2040 and 2043 and to office, equipment and other operating leases with terms expiring in years 1997 through 2004. Future minimum lease payments for noncancellable land, office, equipment and other leases at December 31, 1996 are as follows:

 1997 ............................................    $   2,249
 1998 ............................................        2,226
 1999 ............................................        2,115
 2000 ............................................        1,026
 2001 ............................................          698
 2002 and thereafter .............................        6,741
                                                      ---------
                                                      $  15,055
                                                      =========

The Company incurred $2,172 , $2,034 and $1,911 of rent expense for the years ended December 31, 1996, 1995 and 1994, respectively.

CONTINGENCIES

The Company is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse affect on the consolidated balance sheets and statements of operations.

10.FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, rents and landscape service receivables, interest rate protection agreement, accounts payable, accrued expenses, notes payable and other liabilities are carried at amounts which reasonably approximate their fair values.

Disclosure about fair value of financial instruments are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.EARNINGS PER UNIT

Primary earnings per common Unit for income before extraordinary item, net of preferred distributions, and net income available to common unitholders has been computed by dividing income before extraordinary item, net of preferred distributions, and net income available to common unitholders by the weighted average number of units outstanding. The weighted average number of common Units outstanding utilized in the calculations are 26,917,723, 23,541,639 and 22,125,890 for the years ended December 31, 1996, 1995 and 1994, respectively.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

12.SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 1996, 1995 and 1994 are as follows:

(a)During 1996, PPI exercised its option to purchase land from the Company in exchange for 138,150 Units of the Company.

(b)The Company committed to distribute $14,659, $13,091 and $10,094 for the quarters ended December 31, 1996, 1995 and 1994, respectively.

13.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   Quarterly financial information for the years ended 1996 and 1995 are as follows:


                                                               YEARS ENDED DECEMBER 31, 1996*
                                                            ------------------------------------
                                                            FIRST     SECOND    THIRD     FOURTH
                                                            -----     ------    -----     ------
                                                            (IN THOUSANDS, EXCEPT PER UNIT DATA)
Revenues ...............................................   $39,205   $42,578   $44,699   $ 44,226
Income before net gain on sale of assets, net of related
  income tax............................................    12,432    12,443    13,423     14,301
Net gain on sale of assets, net of related income taxes       --        --         854       --

Net income .............................................    12,432    12,443    14,277     14,301
Distributions to preferred unitholders .................      --        --        --       (1,063)
Net income available to common unitholders .............    12,432    12,443    14,277     13,238
Earnings per common Unit:

  Income before extraordinary item, net of preferred
    distribution .......................................      0.46      0.46      0.53       0.49
  Net income available to common unitholders ...........      0.46      0.46      0.53       0.49




                                                               YEARS ENDED DECEMBER 31, 1995*
                                                            ------------------------------------
                                                            FIRST     SECOND    THIRD     FOURTH
                                                            -----     ------    -----     ------
                                                            (IN THOUSANDS, EXCEPT PER UNIT DATA)

Revenues ...............................................   $33,163   $35,650   $37,480   $ 38,412
Income before net gain on sale of assets, net of related
  income tax, and extraordinary item ...................     7,965     8,526     8,999     11,181
Net gain on sale of assets, net of related taxes .......      --        --       1,746       --
Extraordinary item .....................................      (155)     (648)     (244)       (73)
Net income .............................................     7,810     7,878    10,501     11,108
Earnings per Unit:
  Income before extraordinary item .....................      0.35      0.37      0.47       0.43
  Net income ...........................................      0.35      0.34      0.46       0.43


---------------

* The total of the four quarterly amounts for earnings per Unit may not equal the total for the year. These differences result from the use of a weighted average to compute average number of Units outstanding.

                                                                    SCHEDULE III

                         POST APARTMENT HOMES, L.P.
            REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1996
                           (DOLLARS IN THOUSANDS)


                                                                                                         GROSS AMOUNT AT WHICH
                                                        INITIAL COSTS               COSTS             CARRIED AT CLOSE OF PERIOD
                                                   -----------------------       CAPITALIZED    -----------------------------------
                                       RELATED                BUILDING AND       SUBSEQUENT                BUILDING AND
                                     ENCUMBRANCES    LAND     IMPROVEMENTS     TO ACQUISITION     LAND     IMPROVEMENTS   TOTAL (1)

ATLANTA, GEORGIA
Post Ashford                          $ 9,895 (2) $ 1,906      $    -              $ 7,434     $ 1,906       $ 7,434        9,340
Post Bridge                             9,960 (2)     868           -               10,810         868        10,810       11,678
Post Brook                              4,300 (2)     584           -                3,600         584         3,600        4,184
Post Brookhaven                         -           7,921           -               30,019       7,921        30,019       37,940
Post Canyon                            16,845 (2)     931           -               15,486         931        15,486       16,417
Post Chase                             12,000 (2)   1,438           -               13,893       1,438        13,893       15,331
Post Chastain                           -           6,352           -               37,778       6,779        37,351       44,130
Post Collier Hills                      -           6,487           -               16,116       7,206        15,397       22,603
Post Corners                           14,760 (2)   1,473           -               13,489       1,473        13,489       14,962
Post Court                             13,298 (2)   1,769           -               15,654       1,769        15,654       17,423
Post Creek                              -          10,406       36,756               1,581      10,441        38,302       48,743
Post Crest                              -           4,733           -               24,508       4,733        24,508       29,241
Post Crossing                           -           3,951           -               19,261       3,951        19,261       23,212
Post Dunwoody                           -           4,917           -               27,956       4,961        27,912       32,873
Post Gardens                            -           5,859           -                2,183       5,859         2,183        8,042
Post Glen                               -           5,591           -               11,220       6,029        10,782       16,811
Post Lane                               -           1,512           -                7,978       2,067         7,423        9,490
Post Lenox Park                         -           3,132           -               10,591       3,132        10,591       13,723
Post Lindbergh                          -           6,268           -                1,811       6,670         1,409        8,079
Post Mill                              12,880 (2)     915           -               11,151         915        11,151       12,066
Post Oak                                -           2,028           -                8,055       2,027         8,056       10,083
Post Oglethorpe                         -           3,662           -               16,765       3,662        16,765       20,427
Post Park                               -           6,253           -               38,769       8,830        36,192       45,022
Post Parkwood                           -           1,331           -                7,264       1,331         7,264        8,595
Post Peachtree Hills                    -           4,215           -               13,454       4,857        12,812       17,669
Post Pointe                             -           2,417           -               15,258       3,027        14,648       17,675
Post Renaissance                       14,400       -               -               19,267       -            19,267       19,267
Post River                              5,875       1,011           -                9,351       1,011         9,351       10,362
Post Summit                             5,315       1,575           -                6,039       1,575         6,039        7,614
Post Terrace                            -           4,131           -               18,743       4,148        18,726       22,874
Post Valley                            18,600 (2)   1,117           -               17,130       1,117        17,130       18,247
Post Vinings                            -           4,322           -               21,019       5,668        19,673       25,341
Post Village
   The Arbors                           7,640         384           -               15,531         774        15,141       15,915
   The Fountains and The Meadows        -     (2)     611           -               33,082         907        32,786       33,693
   The Gardens                         14,500 (2)     187           -               24,555         348        24,394       24,742
   The Hills                            7,000 (2)      91           -               11,851         165        11,777       11,942
Post Walk                              15,000 (2)   2,370           -               12,617       2,370        12,617       14,987
Post Woods                              -           1,378           -               22,441       3,043        20,776       23,819
Riverside by Post                       -          11,130           -                5,192      11,139         5,183       16,322

CHARLOTTE, NORTH CAROLINA
Post Park at Phillips Place             -           4,685           -               14,536       4,158        15,063       19,221



                                                                                               DEPRECIABLE
                                         ACCUMULATED          DATE OF           DATE              LIVES
                                         DEPRECIATION      CONSTRUCTION       ACQUIRED            YEARS
                                         ------------      ------------       --------            -----
ATLANTA, GEORGIA
Post Ashford                                $2,508         4/86 - 6/87          6/87          5 - 40  Years
Post Bridge                                  3,873         9/84 - 12/86         9/84          5 - 40  Years
Post Brook                                   1,589         8/83 - 7/84          8/83          5 - 40  Years
Post Brookhaven                              7,421         7/89 - 12/92         3/89          5 - 40  Years
Post Canyon                                  5,883         4/84 - 4/86         10/81          5 - 40  Years
Post Chase                                   4,795         6/85 - 4/87          6/85          5 - 40  Years
Post Chastain                                9,094         6/88 - 10/90         6/88          5 - 40  Years
Post Collier Hills                              -             10/95    (4)      6/95                 -
Post Corners                                 5,030         8/84 - 4/86          8/84          5 - 40  Years
Post Court                                   4,997         6/86 - 4/88         12/85          5 - 40  Years
Post Creek                                     912         9/81 - 8/83          5/96          5 - 40  Years
Post Crest                                       4            9/95             10/94          5 - 40  Years
Post Crossing                                  891         4/94 - 8/95         11/93          5 - 40  Years
Post Dunwoody                                2,893            11/88           12/84&8/(6)     5 - 40  Years
Post Gardens                                    -             7/96     (4)                    5 - 40  Years
Post Glen                                       -             7/96     (4)                    5 - 40  Years
Post Lane                                    2,176         4/87 - 5/88          1/87          5 - 40  Years
Post Lenox Park                                622         3/94 - 5/95          3/94          5 - 40  Years
Post Lindbergh                                  -             11/96    (4)                    5 - 40  Years
Post Mill                                    4,448         5/83 - 5/85          5/81          5 - 40  Years
Post Oak                                     1,202         9/92 - 12/93         9/92          5 - 40  Years
Post Oglethorpe                              1,186         3/93 - 10/94         3/93          5 - 40  Years
Post Park                                    9,445         6/87 - 9/90          6/87          5 - 40  Years
Post Parkwood                                  350         7/94 - 8/95          6/94          5 - 40  Years
Post Peachtree Hills                         1,536         2/92 - 9/94        2&11/92 (6)     5 - 40  Years
Post Pointe                                  4,511         4/87 - 12/88        12/86          5 - 40  Years
Post Renaissance                             2,850         7/91 - 12/94       6/91&1/9(6)     5 - 40  Years
Post River                                   2,127         9/90 - 1/92          7/90          5 - 40  Years
Post Summit                                  1,661         1/90 - 12/90         1/90          5 - 40  Years
Post Terrace                                    56            10/94    (4)      3/94          5 - 40  Years
Post Valley                                  5,384         3/86 - 4/88         12/85          5 - 40  Years
Post Vinings                                 5,094         5/88 - 9/91          5/88          5 - 40  Years
Post Village
   The Arbors                                4,543         4/82 - 10/83         3/82          5 - 40  Years
   The Fountains and The Meadows             8,811         8/85 - 5/88          8/85          5 - 40  Years
   The Gardens                               6,254         6/88 - 7/89          5/84          5 - 40  Years
   The Hills                                 3,430         5/84 - 4/86          4/83          5 - 40  Years
Post Walk                                    4,165         3/86 - 8/87          6/85          5 - 40  Years
Post Woods                                   7,208         3/76 - 9/83          6/76          5 - 40  Years
Riverside by Post                               -             7/96     (4)                    5 - 40  Years

CHARLOTTE, NORTH CAROLINA
Post Park at Phillips Place                     -             1/96     (4)     11/95                 -



                                                                    SCHEDULE III

                         POST APARTMENT HOMES, L.P.
            REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1996
                           (DOLLARS IN THOUSANDS)




                                                                                                       GROSS AMOUNT AT WHICH
                                                                  INITIAL COSTS        COSTS        CARRIED AT CLOSE OF PERIOD
                                                            ---------------------   CAPITALIZED    ------------------------------
                                            RELATED                  BUILDING AND    SUBSEQUENT            BUILDING AND
                                         ENCUMBRANCES       LAND     IMPROVEMENTS  TO ACQUISITION  LAND    IMPROVEMENTS    TOTAL(1)
                                         ------------       ----     ------------  --------------  ----    ------------    --------
FLORIDA
Post Bay                                           -        2,203         -            13,334      2,573      12,964        15,537
Post Court                                         -        2,083         -             9,552      2,083       9,552        11,635
Post Crossing                                      -        5,480         -            19,511      5,764      19,227        24,991
Post Fountains                                     -  (2)   3,856         -            20,285      3,856      20,285        24,141
Post Hyde Park                                     -        3,498         -            15,972      3,853      15,617        19,470
Post Lake                                          -  (2)   6,113         -            29,752      6,724      29,141        35,865
Post Rocky Point                                   -        4,634         -            22,688      4,709      22,613        27,322
Post Village
   The Arbors                                      -        2,063         -            13,966      2,446      13,583        16,029
   The Lakes                                       -        2,813         -            15,329      3,387      14,755        18,142
   The Oaks                                        -        3,229         -            15,026      3,855      14,400        18,255
Post Walk at Hyde Park                             -        1,943         -             7,133      1,946       7,130         9,076

NASHVILLE, TENNESSEE
Post Green Hills                                   -        2,464         -            13,620      2,505      13,579        16,084
Post Hillsboro Village                          1,709       2,255      2,555              585      2,369       3,026         5,395
The Lee Apartments                              1,342         720      2,125                4        720       2,129         2,849

NORTHERN VIRGINIA
Post Corners at Trinity Centre                     -        4,404         -            23,116      4,493      23,027        27,520
Post Forest                                        -        8,590         -            23,352      9,106      22,836 (3)    31,942

MISCELLANEOUS INVESTMENTS                          -       15,066         -             9,918     15,095       9,889        24,984
                                            ---------    --------    -------         --------   --------    --------    ----------
           TOTAL                             $185,319    $201,325    $41,436         $866,581   $215,274    $894,068    $1,109,342
                                            =========    ========    =======         ========   ========    ========    ==========


                                                                                        DEPRECIABLE
                                          ACCUMULATED       DATE OF         DATE           LIVES
                                          DEPRECIATION   CONSTRUCTION     ACQUIRED         YEARS
                                          ------------   ------------     --------         -----
FLORIDA
Post Bay                                      3,898      5/87 - 12/88        5/87       5 - 40  Years
Post Court                                    2,529      4/90 - 5/91        10/87       5 - 40  Years
Post Crossing                                 5,373      6/87 - 9/89         6/87       5 - 40  Years
Post Fountains                                6,163      12/85 - 3/88       12/85       5 - 40  Years
Post Hyde Park                                  415         9/94     (4)     7/94           -
Post Lake                                     8,946      11/85 - 3/88       10/85       5 - 40  Years
Post Rocky Point                                583         4/94     (4)   2/94&9/96(6) 5 - 40  Years
Post Village
   The Arbors                                 2,640      6/90 - 12/91       11/90       5 - 40  Years
   The Lakes                                  4,578      7/88 - 12/89        5/88       5 - 40  Years
   The Oaks                                   3,428      11/89 - 7/91       12/89       5 - 40  Years
Post Walk at Hyde Park                                                                  5 - 40  Years

NASHVILLE, TENNESSEE
Post Green Hills                                363         9/94     (4)     7/94           -
Post Hillsboro Village                           -          12/96    (4)     8/96
The Lee Apartments                               13          n/a     (5)     8/96

NORTHERN VIRGINIA
Post Corners at Trinity Centre                  573         6/94     (4)     6/94       5 - 40  Years
Post Forest                                   6,740      1/89 - 12/90        3/88       5 - 40  Years

MISCELLANEOUS INVESTMENTS                     4,481
                                           --------
          TOTAL                            $177,672
                                           ========




(1) The aggregate cost for Federal Income Tax purposes to PPI was approximately $1,198,542 at December 31, 1996, taking into account the special allocation of gain to the partners contributing property to the Company.
(2) These properties serve as collateral for the Federal National Mortgage Association credit enhancement.
(3) Balance includes an allowance for possible loss of $3,700 which was taken in prior years.
(4)  Construction still in process as of December 31, 1996.
(5) The Company acquired this community during 1996. The Company is operating the community while evaluating whether whether to hold, renovate or sell the community.
(6)  Additional land was acquired for construction of a second phase.

A summary of activity for real estate investments and accumulated depreciation is as follows:

                                                                                             Year Ended December, 31
                                                                                             -----------------------
                                                                                         1996       1995         1994
                                                                                         ----       ----         ----
   Real estate investments:
      Balance at beginning of year                                                  $  937,924     $828,585     $722,266
      Purchase of minority interests in certain property partnerships                       -        10,149           -
         Improvements                                                                  183,910      127,150      106,319
         Disposition of property                                                       (12,492)     (27,960)          -
                                                                                    ----------     --------     --------
      Balance at end of year                                                        $1,109,342     $937,924     $828,585
                                                                                    ==========     ========     ========
   Accumulated depreciation:
      Balance at beginning of year                                                  $  156,824     $142,576     $122,368
         Depreciation                                                                   23,372 [a]   20,681 [a]   20,208
         Depreciation on disposed property                                              (2,524)      (6,433)          -
                                                                                    ----------     --------     --------
      Balance at end of year                                                        $  177,672     $156,824     $142,576
                                                                                    ==========     ========     ========


[a] Depreciation expense in the Consolidated Statements for the year ended December 31, 1996 and 1995, include $231 and $138, respectively, of depreciation expense on other assets.

                                 EXHIBIT INDEX

EXHIBIT                                                                                                            PAGE
  NO.                              DESCRIPTION                                                                      NO.
  ---                              -----------                                                                      ---
10.1**         -- Agreement of Limited Partnership of the Company
10.4**         -- Noncompetition Agreement between PPI, the Company and John A. Williams
10.5**         -- Noncompetition Agreement between PPI, the Company and John T. Glover
10.6**         -- Employment Agreement between PPI and John A. Williams
10.7**         -- Employment Agreement between PPI and John T. Glover
10.8**         -- Employment Agreement between the Company and John A. Williams
10.9**         -- Employment Agreement between the Company and John T. Glover
10.10**        -- Employment Agreement between Post Services, Inc. and John A. Williams
10.11**        -- Employment Agreement between Post Services, Inc. and John T. Glover
10.12**        -- Option and Transfer Agreement among the Company, Post Services, John A. Williams and
                  John T. Glover
10.13**        -- Promissory Note made by Post Services, Inc. in favor of RAM Partners, Inc.
10.14*         -- Form of officers and directors Indemnification Agreement
10.15*         -- Form of Option Agreement to be entered into between the Company and the owners of four parcels of undeveloped land
10.16*         -- Profit Sharing Plan of the Company
10.17**        -- Form of General Partner 1% Exchange Agreement
10.20-         -- Credit Agreement dated as of February 1, 1995 among Post
                  Apartment Homes, L.P., Wachovia Bank of Georgia, N.A., as
                  administrative agent, First Union National Bank of Georgia, as
                  Co-Agent, and the banks listed on the signature pages thereto
                  (the"Credit Agreement")
10.21+        -- First Amendment to Credit Agreement and Release of Subsidiary Guarantors dated July 26,
                  1995
10.22+        -- Second Amendment to Credit Agreement dated October 27, 1995
10.23+        -- Third Amendment to Credit Agreement dated February 29, 1996
10.24         -- Indenture between the Company and Sun Trust Bank, Atlanta, as Trustee (filed as an
                  Exhibit to Form S-3 (Sec File No. 333-3555)
21.1+         -- List of Subsidiaries
23.1          -- Consent of Price Waterhouse LLP for Registration Statement on Form S-3 (No. 333-3555)
27.1          -- Financial Data Schedule (for SEC use only)


---------------

* Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Registrant.

** Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-71650), as amended, of the Registrant.

+ Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1995. The registrant's proxy statement is to be filed with the Commission on or about March 31, 1997.

- Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994.

     (b) REPORTS ON FORM 8-K

     Report on Form 8-K filed on October 1, 1996.