Form 10-Q
period 1997-03-31
POST APARTMENT HOMES LP
filed 1997-05-15
CIK 1012271

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                         Commission file number 0-28226
                         ------------------------------

                           POST APARTMENT HOMES, L.P.
             (Exact name of registrant as specified in its charter)

  GEORGIA                                                 58-2053632
 (State of other jurisdiction                          (I.R.S. Employer
 of incorporation or organization)                     Identification No.)


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

Yes   X   No
    -----    ----
                            ________________________


================================================================================

                          POST APARTMENT HOMES, L.P.

                                     INDEX


Part I    FINANCIAL INFORMATION                                                                            Page
                                                                                                          -----
          ITEM 1  FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996 . . . . . . . . .        3

            Consolidated Statements of Operations for the three months ended
              March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . .        4

            Consolidated Statement of Partners' Equity for the
              three months ended March 31, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . .        5


            Consolidated Statements of Cash Flows for the three months ended
              March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6


            Notes to Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . . .        7

          ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9


 PART II  OTHER INFORMATION

          ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS  . . . . . . . . . . . . . . .       25

          ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . .       25
               SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26

                           POST APARTMENT HOMES, L.P.
                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                     March 31,          December 31,
                                                                                       1997                1996
                                                                                  --------------      --------------

                                                                                     (UNAUDITED)
 ASSETS
   Real estate:
     Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    154,834       $      150,072
     Building and improvements   . . . . . . . . . . . . . . . . . . . . . . .         752,969              730,518
     Furniture, fixtures and equipment   . . . . . . . . . . . . . . . . . . .          77,580               74,120
     Construction in progress  . . . . . . . . . . . . . . . . . . . . . . . .         164,303              140,437

     Land held for future development  . . . . . . . . . . . . . . . . . . . .           8,373               14,195
                                                                                  ------------       --------------
                                                                                     1,158,059            1,109,342
   Less: accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . .        (184,020)            (177,672)
                                                                                  ------------       --------------
     Operating real estate assets  . . . . . . . . . . . . . . . . . . . . . .         974,039              931,670
   Cash and cash equivalents   . . . . . . . . . . . . . . . . . . . . . . . .           3,672                  233

   Restricted cash   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,111                1,148
   Deferred charges, net   . . . . . . . . . . . . . . . . . . . . . . . . . .           9,162                9,459
   Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           9,576               16,165
                                                                                  ------------       --------------
     Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    997,560       $      958,675
                                                                                  ------------       ==============

 LIABILITIES AND PARTNERS' EQUITY

   Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    464,726       $      434,319
   Accrued interest payable  . . . . . . . . . . . . . . . . . . . . . . . . .           7,547                4,264
   Distribution payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,169               14,659
   Accounts payable and accrued expenses   . . . . . . . . . . . . . . . . . .          23,710               17,915
   Security deposits and prepaid rents   . . . . . . . . . . . . . . . . . . .           5,157                5,084
                                                                                  ------------       --------------

     Total liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . .         517,309              476,241
                                                                                  ------------       --------------
   Commitments and contingencies
     Total partners' equity  . . . . . . . . . . . . . . . . . . . . . . . . .         480,251              482,434
                                                                                  ------------       --------------
     Total liabilities and partners' equity  . . . . . . . . . . . . . . . . .    $    997,560       $      958,675
                                                                                  ============       ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     -------------------------------
                                                                                          1997               1996
                                                                                     -------------    ---------------
 REVENUES
  Rental   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $      41,581       $     36,545
  Property management - third party  . . . . . . . . . . . . . . . . . . . . . .               553                733
  Landscape services - third party   . . . . . . . . . . . . . . . . . . . . . .             1,044                912
  Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 7                129
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,381              1,124
                                                                                     -------------       ------------

    Total revenues   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            44,566             39,443
                                                                                     -------------       ------------
 EXPENSES
  Property operating and maintenance (exclusive of items shown
   separately below)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             15,201             13,034
  Depreciation (real estate assets)  . . . . . . . . . . . . . . . . . . . . . .             6,137              4,965
  Depreciation (non-real estate assets)  . . . . . . . . . . . . . . . . . . . .               242                253
  Property management - third party  . . . . . . . . . . . . . . . . . . . . . .               420                570
  Landscape services - third party   . . . . . . . . . . . . . . . . . . . . . .               901                768
  Interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,361              5,057
  Amortization of deferred loan costs   . . . . . . . . . . . . . . . . . . .  .               302                352
  General and administrative   . . . . . . . . . . . . . . . . . . . . . . . . .             1,846              2,012
                                                                                     -------------       ------------

    Total expenses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            30,410             27,011
                                                                                     -------------       ------------
  Income before extraordinary item   . . . . . . . . . . . . . . . . . . . . . .            14,156             12,432
  Extraordinary item   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (93)                --
                                                                                     -------------       ------------
  Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            14,063             12,432
  Distribution to preferred unitholders    . . . . . . . . . . . . . . . . . . .            (1,063)                --
                                                                                     -------------       ------------

  Net income available to common unitholders   . . . . . . . . . . . . . . . . .     $      13,000       $     12,432
                                                                                     =============       ============
 PER COMMON UNIT  DATA:
  Weighted average common units outstanding  . . . . . . . . . . . . . . . . . .        27,167,244         26,785,951
                                                                                     =============       ============
  Income before extraordinary item (net of preferred distribution)   . . . . . .     $        0.48       $       0.46
                                                                                     =============       ============
  Net income available to common unitholders   . . . . . . . . . . . . . . . . .     $        0.48       $       0.46
                                                                                     =============       ============

  Distributions declared   . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       0.595       $      0.540
                                                                                     =============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                          General           Limited
                                                                          Partner           Partners        Total
                                                                          -------           --------       ------


 PARTNERS' EQUITY, DECEMBER 31, 1996 . . . . . . . . . . . . . . . .  $    5,216        $   477,218     $  482,434

  Contributions from PPI related to Dividend Reinvestment
   and Employee Stock Purchase Plans . . . . . . . . . . . . . . . .          10                976            986


 Distributions to preferred unitholders  . . . . . . . . . . . . . .         (11)            (1,052)        (1,063)

 Distributions to common unitholders . . . . . . . . . . . . . . . .        (162)           (16,007)       (16,169)

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         141             13,922         14,063
                                                                      ----------        -----------    -----------


 PARTNERS' EQUITY, MARCH 31, 1997  . . . . . . . . . . . . . . . . .  $    5,194        $   475,057    $   480,251
                                                                      ==========        ===========    ===========





  The accompanying notes are an integral part of these consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                    MARCH 31,
                                                                                            ------------------------
                                                                                                1997           1996
                                                                                            -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   14,063     $   12,432
  Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             93             --
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,379          5,218
    Amortization of deferred loan costs  . . . . . . . . . . . . . . . . . . . . . . . .            302            352
  Changes in assets, (increase) decrease in:

    Restricted cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             37             (5)
    Deferred charges   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (117)            --
    Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,558           (751)
  Changes in liabilities, increase (decrease) in:
    Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,283            (71)
    Accounts payable and accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .          2,551          3,136
    Security deposits and prepaid rents  . . . . . . . . . . . . . . . . . . . . . . . .             73             77
                                                                                             ----------     ----------
  Net cash provided by operating activities  . . . . . . . . . . . . . . . . . . . . . .         33,222         20,388
                                                                                             ----------     ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Construction and acquisition of real estate assets, net of payables  . . . . . . . . .        (40,960)       (19,591)
  Capitalized interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,829)        (1,115)
  Recurring capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . . .           (704)          (466)
  Corporate additions and improvements   . . . . . . . . . . . . . . . . . . . . . . . .           (444)          (204)
  Non-recurring capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . .           (374)          (136)
  Revenue generating capital expenditures  . . . . . . . . . . . . . . . . . . . . . . .         (1,050)            --
                                                                                             ----------      ---------
  Net cash (used in) investing activities  . . . . . . . . . . . . . . . . . . . . . . .        (45,361)       (21,512)
                                                                                             ----------      ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of financing costs   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (92)          (343)
  Debt proceeds  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         86,440         49,364
  Proceeds from sale of notes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         80,000             --
  Debt payments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (136,033)       (44,652)
  Proceeds from contributions from PPI related to
    Dividend Reinvestment Plan   . . . . . . . . . . . . . . . . . . . . . . . . . . . .            986          2,221

  Capital distributions to preferred unitholders   . . . . . . . . . . . . . . . . . . .         (1,063)            --
  Capital distributions to common unitholders
             . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (14,660)       (13,091)
                                                                                            -----------     ----------
  Net cash provided by (used in) financing activities  . . . . . . . . . . . . . . . . .         15,578         (6,501)
                                                                                            -----------     -----------
  Net increase(decrease) in cash and cash equivalents  . . . . . . . . . . . . . . . . .          3,439         (7,625)
  Cash and cash equivalents, beginning of period   . . . . . . . . . . . . . . . . . . .            233          9,008
                                                                                            -----------     ----------

  Cash and cash equivalents, end of period   . . . . . . . . . . . . . . . . . . . . . .    $     3,672     $    1,383
                                                                                            ===========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


1.  ORGANIZATION AND FORMATION OF THE COMPANY

    ORGANIZATION AND FORMATION OF THE COMPANY
    Post Apartment Homes, L.P. (the "Company"), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for Post Properties, Inc. ("PPI" or " General Partner").

    PPI elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

    BASIS OF PRESENTATION
    The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 1996.

2.  NOTES PAYABLE

    On January 29, 1997, the Company filed, with the Securities and Exchange Commission, a Prospectus Supplement relating to $175,000 aggregate principal amount of Medium-Term Notes Due Nine Months or More from Date of Issue (the "MTNs").

    On March 3, 1997, the Company issued $30,000 of floating rate MTNs priced at LIBOR plus .25%, due on March 3, 2000 (the "2000 MTNs"). Proceeds from the 2000 MTNs were used to (i) pay off the mortgage on Post Renaissance which bore an interest rate of LIBOR plus .55% and matured July 1, 1999 and
    (ii) pay down existing indebtedness outstanding under the Company's revolving line of credit (the "Revolver").

    On March 31, 1997, the Company issued $50,000 of fixed rate MTNs as follows: $37,000 due on April 2, 2001 (the "2001 MTNs") and $13,000 due on April 1, 2004 (the "2004 MTNs"). The 2001 MTNs priced at par with a coupon rate of 7.02% (.50% over the corresponding treasury rate on the date such rate was set) and an effective rate reflecting the benefit of the treasury lock of 6.57%. The 2004 MTNs priced at par with a coupon of 7.30% (.65% over the corresponding treasury rate on the date such rate was set) and an effective rate reflecting the benefit of the treasury lock of 6.86%. The proceeds from the 2001 MTNs and the 2004 MTNs were used to prepay $50,000 of fixed rate notes that bore interest at 7.15% per annum.

3.  EXTRAORDINARY ITEM

    The extraordinary item for the three months ended March 31, 1997 resulted from costs associated with the early extinguishment of indebtedness.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


4.  EARNINGS PER UNIT

    Primary earnings per common unit for income before extraordinary item, net of preferred distributions, and net income available to common unitholders has been computed by dividing income before extraordinary item, net of preferred distributions, and net income available to common unitholder by the weighted average number of common units outstanding. The weighted average number of common units outstanding utilized in the calculations are 27,167,244 and 26,785,951 for the three months ended March 31, 1997 and 1996, respectively.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    The Company committed to distribute $16,169 and $14,469 for the quarters ended March 31, 1997 and 1996, respectively.

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Apartment Homes, L.P.

As of March 31, 1997, there were 27,174,773 units outstanding, of which 21,958,299, or 80.8%, were owned by PPI and 5,216,474, or 19.2% were owned by other limited partners (including certain officers and directors of PPI). As of March 31, 1997, there were 1,000,000 Perpetual Preferred Units outstanding, all of which were owned by PPI.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997, AND 1996

The Company recorded net income available to common unitholders of $13,000, for the three months ended March 31, 1997, an increase of 4.6% over the prior corresponding period primarily as a result of increased rental rates for fully stabilized communities and an increase in apartment units placed in service.

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

As of March 31, 1997, the Company's portfolio of apartment communities consisted of the following: (i) 40 communities and the first phase of an additional community which were completed and stabilized for all of the current and prior year, (ii) 8 communities and the second phase of an existing community which achieved full stabilization during the prior year and (iii) 9 communities and the second phase of two existing communities in the development or lease-up stage.

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

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


Therefore, in order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the operating income on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1996. The Company has also presented quarterly financial information reflecting the dilutive impact of lease-up deficits incurred for communities in the development and lease-up stage and not yet operating at break-even. In this presentation, only those communities which were dilutive during the period are included and, accordingly, different communities may be included in each period.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three months ended March 31, 1997 and 1996 is summarized as follows:

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                         --------------------------------------------
                                                                             1997              1996          % CHANGE
                                                                         --------------    -----------      ---------
 Rental and other revenue:
   Fully stabilized communities (1)  . . . . . . . . . . . . . . . .     $    33,186       $    32,856           1.0%
   Communities stabilized during 1996  . . . . . . . . . . . . . . .           8,403             3,377         148.8%
   Development and lease-up
     communities (2) . . . . . . . . . . . . . . . . . . . . . . . .             663                --         100.0%
   Sold communities (3)  . . . . . . . . . . . . . . . . . . . . . .              --               462        (100.0)%

   Other revenue (4) . . . . . . . . . . . . . . . . . . . . . . . .             710               974         (27.1)%
                                                                         -----------       -----------
                                                                              42,962            37,669          14.1%
                                                                         -----------       -----------
 Property operating and maintenance expense  (exclusive of
 depreciation and amortization):
   Fully stabilized communities  . . . . . . . . . . . . . . . . . .          10,474            10,256           2.1%
   Communities stabilized during 1996  . . . . . . . . . . . . . . .           2,520             1,521          65.7%

   Development and lease-up
     communities   . . . . . . . . . . . . . . . . . . . . . . . . .             504                --         100.0%
   Sold communities  . . . . . . . . . . . . . . . . . . . . . . . .              --               165        (100.0)%
   Other expenses (5)  . . . . . . . . . . . . . . . . . . . . . . .           1,703             1,092          56.0%
                                                                         -----------       -----------
                                                                              15,201            13,034          16.6%
                                                                         -----------       -----------
 Revenue in excess of specified
    expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $    27,761       $    24,635          12.7%
                                                                         ===========       ===========

 Recurring capital expenditures: (6)
   Carpet  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             319               174          83.3%
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             385               292          31.9%
                                                                         -----------       -----------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       704       $       466          51.1%
                                                                         ===========       ===========
 Average apartment units in service  . . . . . . . . . . . . . . . .          18,266            16,369           9.5%
                                                                         ===========       ===========

 Recurring capital expenditures per
    apartment unit . . . . . . . . . . . . . . . . . . . . . . . . .     $        39       $        28          37.9%
                                                                         ===========       ===========

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)



(1) Communities which reached stabilization prior to January 1, 1996.
(2) Communities in the "construction", "development" or "lease-up" stage during 1996 and, therefore, not considered fully stabilized for all of the periods presented.
(3) Includes one community, containing 180 units,  which was sold on July 19, 1996.
(4) Other revenue includes revenue on furnished apartment rentals above the unfurnished rental rates and any revenue not directly related  to property operations.
(5) Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs  associated with furnished apartment rentals.
(6) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

For the three months ended March 31, 1997, rental and other revenue and property operating and maintenance expenses increased $5,293, or 14.1%, and $2,167, or 16.6%, respectively, compared to the same period in the prior year, primarily as a result of an increase in the average number of apartment units in service and increased rental rates.

For the three months ended March 31, 1997, recurring capital expenditures increased $238, or 51.1%, compared to the same period in the prior year, primarily due to the increase in the average number of apartment units in service and the timing of scheduled capital improvements.

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 40 communities and the first phase of an additional community containing an aggregate of 14,782 units which were fully stabilized as of January 1, 1996, is summarized as follows:

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                       ----------------------------------------------
                                                                           1997             1996             % Change
                                                                       ------------      ----------         ----------
 Rental and other revenue  . . . . . . . . . . . . . . . . . . .     $     33,186      $     32,856              1.0%
 Property operating and maintenance expense (exclusive
  of depreciation and  amortization)   . . . . . . . . . . . . .           10,474            10,256              2.1%
                                                                     ------------      ------------
 Revenue in excess of specified expense                              $     22,712      $     22,600               .5%
                                                                     ============      ============

 Recurring capital expenditures: (1)

  Carpet   . . . . . . . . . . . . . . . . . . . . . . . . . . .     $        295      $        169             74.6%
  Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              363               290             25.2%
                                                                     ------------      ------------
    Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $        658      $        459             43.4%
                                                                     ============      ============
 Recurring capital expenditures per
    apartment unit (2) . . . . . . . . . . . . . . . . . . . . .     $         45      $         31             45.2%
                                                                     ============      ============


 Average economic occupancy (3)  . . . . . . . . . . . . . . . .             93.3%             95.2%            (2.0)%
                                                                     ------------      ------------
 Average monthly rental rate per
   apartment unit (4)  . . . . . . . . . . . . . . . . . . . . .     $        776      $        748              3.7%
                                                                     ============      ============
 Apartment units in service  . . . . . . . . . . . . . . . . . .           14,782            14,782
                                                                     ============      ============

(1) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(2) In addition to such capitalized expenditures, the Company expensed $149 and $147 per unit on building maintenance
    (inclusive of direct salaries) and $45 and $43 per unit on landscaping (inclusive of direct salaries) for the three months ended March 31, 1997 and 1996, respectively.
(3) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.  The calculation of average economic occupancy does not include a deduction for concessions and employee discounts.  (Average economic occupancy, including these amounts would have been 92.7% and 94.8% for the three months ended March 31, 1997 and 1996, respectively.)  For the three month period ended March 31, 1997 and 1996, concessions were $153 and $61 and employee discounts were $67 and $76, respectively.
(4) Average monthly rental rate is defined as the average of the gross actual rental rates for occupied units and the anticipated rental rates for unoccupied units.

For the three months ended March 31, 1997, rental and other revenue increased $330, or 1.0%, compared to the same period in the prior year, due to higher rental rates. For the three months ended March 31, 1997, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $218, or 2.1%, compared to the same period in the prior year, primarily as a result of increased advertising and promotion efforts and an increase in building repair and maintenance expense.

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


For the three months ended March 31, 1997, recurring capital expenditures per apartment unit increased $14, or 45.2% compared to the same period in the prior year, primarily due to the timing of carpet replacements and other recurring capital expenditures of communities.

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

For the three months ended March 31, 1997 and 1996, respectively, the "lease-up deficit" charged to and included in results of operations is summarized as follows:

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                      --------------------------------
                                                                                           1997              1996
                                                                                       ------------      -------------
 Rental and other revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $      117        $       574
 Property operating and maintenance expense (exclusive of
  depreciation and amortization)   . . . . . . . . . . . . . . . . . . . . . . . .             207                469
                                                                                        ----------        -----------
 Revenue (expense) in excess of specified expense/revenue  . . . . . . . . . . . .             (90)               105
 Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              89                338
                                                                                        ----------        -----------
 Lease-up deficit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $     (179)       $      (233)
                                                                                        ==========        ===========

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through two of its subsidiaries, RAM Partners, Inc. ("RAM") and Post Asset Management, Inc. ("Post Asset Management").

The operating performance of RAM and Post Asset Management for the three months ended March 31, 1997 and 1996 is summarized as follows:

 RAM PARTNERS, INC.                                                                   Three Months Ended
                                                                                         March 31,
                                                                       ------------------------------------------------
                                                                            1997             1996           % Change
                                                                       -------------    --------------   --------------
 Property management and other
   revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       554       $      660           (16.1)%
 Property management expense . . . . . . . . . . . . . . . . . . . .            295              356           (17.1)%
 General and administrative expense  . . . . . . . . . . . . . . . .            103              118           (12.7)%
                                                                        -----------       ----------
 Revenue in excess of specified
   expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       156       $      186           (16.1)%
                                                                        ===========       ==========
 Average apartment units managed . . . . . . . . . . . . . . . . . .          7,775            9,906           (21.5)%
                                                                        ===========       ==========


The decrease in property management revenues in excess of specified expense for the three months ended March 31, 1997 compared to the same period in the prior year is primarily attributable to the decrease in the average number of units managed.

 Post Asset Management                                                                Three Months Ended
                                                                                        March 31,
                                                                     ------------------------------------------------
                                                                           1997              1996            % Change
                                                                     --------------    ---------------   ------------
 Property management and other
   revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $         24     $          81          (70.4)%
 Property management expense . . . . . . . . . . . . . . . . . . .                8                82          (90.2)%
 General and administrative expense  . . . . . . . . . . . . . . .               14                14             --
                                                                       ------------     -------------
 Revenue in excess of specified
    expense  . . . . . . . . . . . . . . . . . . . . . . . . . . .     $          2     $         (15)        (113.3)%
                                                                       ============     =============
 Average apartment units managed . . . . . . . . . . . . . . . . .              260               866          (70.0)%
                                                                       ============     =============

Property management revenues and the related expenses decreased for the three months ended March 31, 1997, compared to the same periods in 1996, primarily due to the reduction in the average number of apartment units managed. This reduction was primarily due to four management contracts which were terminated; two effective January 1996, one effective July 1996 and one effective September 1996. As of March 31, 1997, Post Asset Management provided management services to one Post(R) community, containing 260 apartment units. The Company anticipates that the remaining contract will be terminated during 1997.

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Services, Inc. ("Post Landscape Services").

The operating performance of Post Landscape Services for the three months ended March 31, 1997 and 1996 is summarized as follows:

                                                                                    Three Months Ended
                                                                                       March 31,
                                                                    -----------------------------------------------
                                                                        1997              1996             % Change
                                                                    --------------    --------------     ----------
Landscape services and other
 revenue  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $       1,055     $         912          15.7%
Landscape services expense  . . . . . . . . . . . . . . . . . . .             756               667          13.3%
General and administrative expense  . . . . . . . . . . . . . . .             145               101          43.6%
                                                                    -------------     -------------
Revenue in excess of specified
  expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $         154     $         144           6.9%
                                                                    =============     =============

The increase in landscape services revenue and landscape service expense for the three months ended March 31, 1997, compared to the same period in 1996, is primarily due to increases in landscape contracts.

OTHER REVENUES AND EXPENSES

Depreciation of real estate assets increased $1,172, or 23.6%, for the three months ended March 31, 1997, compared to the same periods in the prior year, due to the addition of depreciable real estate assets.

The extraordinary item of $93 for the three months ended March 31, 1997, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $20,388 for the three months ended March 31, 1996 to $33,222 for the three months ended March 31, 1997, principally due to increases in the Company's working capital. Net cash used in investing activities increased from $21,512 in the three months ended March 31, 1996 to $45,361 in the three months ended March 31, 1997, principally due to the increase in construction activities relating to new development. The Company's net cash provided by (used in) financing activities increased from $(6,501) in the three months ended March 31, 1996 to $15,578 in the three months ended March 31, 1997 primarily due to an increase in net borrowing activity to fund development.

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

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)



At March 31, 1997, the Company had total indebtedness of $464,726 and cash and cash equivalents of $3,672. The Company's indebtedness includes approximately $14,198 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $151,528, senior unsecured notes of $255,000 and borrowings under unsecured lines of credit of approximately $44,000.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of PPI, sales of communities, or, possibly in connection with acquisitions of land or improved properties, units of the Company. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements, of which PPI is subject to, in both the short and the long term. The budgeted expenditures for improvements and renovations to certain of the communities are expected to be funded from property operations.

Lines Of Credit
The Company has a syndicated line of credit (the "Revolver") in the amount of $180,000 to provide funding for future construction, acquisitions and general business obligations. The Revolver matures on April 30, 2000 and borrowings currently bear interest at LIBOR plus .675% or prime minus .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds for up to $90,000 at rates below the contract line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Company to make distributions in excess of stated amounts, which in turn restricts the discretion of PPI to declare and pay dividends. In general, during any fiscal year the Company may only distribute up to 100% of the Company's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Company to make distributions necessary to allow PPI to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect its ability to make required distributions.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .75% or prime minus .25% and has a maturity date of April 3, 1998. The Company chose this arrangement because the Revolver requires three days advance notice to repay borrowings whereas this facility provides the Company with an automatic daily sweep, which applies all available cash to reduce the outstanding balance.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Federal National Mortgage Association ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for nine bond issues, aggregating $111,230, which were reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $43,298 with respect to eight

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


other bond issues which mature and may be refunded in 1997 and 1998. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totaling $235,880 of which $84,352 has been economically defeased, leaving $151,528 of principal amount of tax-exempt bonds outstanding at March 31, 1997 of which $111,230 of the bonds outstanding has been reissued with a maturity of June 1, 2025. The remaining outstanding bonds, together with the economically defeased bonds, mature and may be reissued, during the years 1997 and 1998. The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial to the Company.

The following table shows the amount of bonds (both defeased and outstanding) at March 31, 1997, which the Company may reissue during the years 1997 through 2025:

                            Defeased        Outstanding     Total Reissue
                             Portion          Portion         Capacity
                        --------------   ---------------     ------------


            1997        $        3,000   $       27,000   $       30,000
            1998                81,352           13,298           94,650
            Thereafter              --          111,230          111,230
                        --------------   --------------   --------------
                        $       84,352   $      151,528    $     235,880
                        ==============   ==============    =============



Senior Unsecured Debt Offering
On September 30, 1996, the Company completed a $125,000 senior unsecured debt offering comprised of two tranches. The first tranche, $100,000 of 7.25% Notes due on October 1, 2003 (the "2003 Notes"), was priced at 99.642% to yield 7.316%, or 71 basis points over the rate on U.S. Treasury securities with a comparable maturity. The second tranche, $25,000 of 7.50% Notes due on October 1, 2006 (the "2006 Notes", and together with the 2003 Notes, the "Notes"), was priced at 99.694% to yield 7.544%, or 83 basis points over the rate on U.S. Treasury securities with a comparable maturity. Proceeds from the Notes were used to pay down existing indebtedness outstanding under the Revolver.

Medium-Term Notes
On January 29, 1997, the Company filed, with the Securities and Exchange Commission, a Prospectus Supplement relating to $175,000 aggregate principal amount of Medium-Term Notes Due Nine Months or More from Date of Issue (the "MTNs").

On March 3, 1997, the Company issued $30,000 of floating rate MTNs priced at LIBOR plus .25%, due on March 3, 2000 (the "2000 MTNs"). Proceeds from the 2000 MTNs were used to (i) pay off the mortgage on Post Renaissance which bore an interest rate of LIBOR plus .55% and matured July 1, 1999 and (ii) pay down existing indebtedness outstanding under the Revolver.

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


On March 31, 1997, the Company issued $50,000 of fixed rate MTNs as follows:
$37,000 due on April 2, 2001 (the "2001 MTNs") and $13,000 due on April 1, 2004
(the "2004 MTNs"). The 2001 MTNs priced at par with a coupon rate of 7.02% (.50% over the corresponding treasury rate on the date such rate was set) and an effective rate reflecting the benefit of the treasury lock of 6.57%. The 2004 MTNs priced at par with a coupon of 7.30% (.65% over the corresponding treasury rate on the date such rate was set) and an effective rate reflecting the benefit of a treasury lock of 6.86%. The proceeds from the 2001 MTNs and the 2004 MTNs were used to prepay $50,000 of fixed rate notes that bore interest at 7.15% per annum.

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

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


Schedule of Indebtedness

The following table reflects the Company's indebtedness at March 31, 1997:
                                                                                     Maturity            Principal
Description                          Location            Interest Rate                Date(1)             Balance
-----------                          --------            -------------               --------            ---------
Tax Exempt Fixed Rate (Secured)

Post Chase(R) . . . . . . . . . . . . Atlanta, GA       7.5% + .575% (2)(3)         07/01/97 (4)         $ 12,000

Post Walk(R)  . . . . . . . . . . . . Atlanta, GA       7.5% + .575% (2)(3)         07/01/97 (4)           15,000

Post Court(R) . . . . . . . . . . . . Atlanta, GA       7.5% + .575% (2)(3)         06/01/98 (4)           13,298
                                                                                                         --------
                                                                                                           40,298
                                                                                                         --------

CONVENTIONAL FIXED RATE (SECURED)

Post Summit(R)  . . . . . . . . . . . Atlanta, GA               7.72%                 02/01/98              5,300

Post River(R) . . . . . . . . . . . . Atlanta, GA               7.72%                 03/01/98              5,857

Post Hillsboro Village  . . . . . . .Nashville, TN              9.20%               10/01/2001              3,041
                                                                                                         --------
                                                                                                           14,198
                                                                                                         --------




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

  Series 1995 . . . . . . . . . . . . Atlanta, GA   "AAA" NON-AMT + .575% (2)(3)    06/01/2025              7,000

Post Mill(R) Series 1995  . . . . . . Atlanta, GA   "AAA" NON-AMT + .575% (2)(3)    06/01/2025             12,880

Post Canyon(R) Series 1996  . . . . . Atlanta, GA   "AAA" NON-AMT + .575% (2)(3)    06/01/2025             16,845

Post Corners(R) Series 1996 . . . . . Atlanta, GA   "AAA" NON-AMT + .575% (2)(3)    06/01/2025             14,760

Post Bridge(R)  . . . . . . . . . . . Atlanta, GA   "AAA" NON-AMT + .575% (2)(3)    06/01/2025             12,450

Post Village(R) (Atlanta) Gardens . . Atlanta, GA   "AAA" NON-AMT + .575% (2)(3)    06/01/2025             14,500
                                                                                                        ---------
                                                                                                          111,230
                                                                                                        ---------

SENIOR NOTES (UNSECURED)

Medium Term Notes . . . . . . . . . .     N/A               LIBOR + .25%            03/03/2000             30,000

Northwestern Mutual Life  . . . . . .     N/A                   8.21%               06/07/2000             30,000

Medium Term Notes . . . . . . . . . .     N/A                   7.02%               04/02/2001             37,000

Northwestern Mutual Life  . . . . . .     N/A                   8.37%               06/07/2002             20,000

Senior Notes  . . . . . . . . . . . .     N/A                   7.25%               10/01/2003            100,000

Medium Term Notes . . . . . . . . . .     N/A                   7.30%               04/01/2004             13,000

Senior Notes  . . . . . . . . . . . .     N/A                   7.50%               10/01/2006             25,000
                                                                                                        ---------
                                                                                                          255,000
                                                                                                        ---------


LINES OF CREDIT (UNSECURED)

Revolver  . . . . . . . . . . . . . .     N/A   LIBOR + .80% or prime minus .25% (5)  05/01/99(5)          24,000

Cash Management Line  . . . . . . . .     N/A    LIBOR + .75% or prime minus .25%     04/03/98             20,000
                                                                                                        ---------
                                                                                                           44,000
                                                                                                        ---------

TOTAL . . . . . . . . . . . . . . . .                                                                   $ 464,726
                                                                                                        ---------




POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


(1)     All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2)     Bond financed (interest rate on bonds + credit enhancement fees).
(3)     These bonds are also secured by Post Fountains at Lee Vista(R), Post Lake(R) (Orlando) and the Fountains and
        Meadows of Post Village(R) for which the Company has economically defeased their respective bond indebtedness.
(4)     Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(5)     On April 10, 1997, the terms of the Revolver were amended to reduce the interest rate to LIBOR + .675% or prime minus .25% and extend the maturity to April 30, 2000.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of PPI. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of PPI's Common Stock directly from PPI for 95% of the market price on the date of purchase.

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


Current Development Activity
The Company's communities under development or in initial lease-up are summarized in the following table:

                                                                        Actual or            Actual or           Units
                                                                        Estimated            Estimated           Leased
                                                  Quarter of             Quarter              Quarter            As of
                                      # of       Construction          First Units         of Stabilized         May 5,
Metropolitan Area                    Units       Commencement           Available            Occupancy            1997
-----------------                    -----       ------------           ---------            ---------            ----
Atlanta, GA
-----------
Post Collier Hills(TM)                 396          4Q'95                 4Q'96                1Q'98               242
Post Glen(R)                           314          1Q'96                 1Q'97                1Q'98               110
Post Lindbergh(TM)                     396          3Q'96                 3Q'97                4Q'98               n/a
Post Gardens(R)                        397          3Q'96                 4Q'97                1Q'99               n/a
Riverside by Post(TM)                  537          3Q'96                 1Q'98                4Q'99               n/a
Post Ridge(TM)                         232          1Q'97                 4Q'97                3Q'98               n/a
Post River(R)II                         88          1Q'97                 4Q'97                2Q'98               n/a
                                    ------                                                                         ---
                                     2,360                                                                         352
                                    ------                                                                         ---
Tampa, FL
---------
Post Walk at Hyde Park(TM)             134          1Q'96                 1Q'97                3Q'97               110
Post Rocky Point(R)II                  174          4Q'96                 2Q'97                4Q'97               n/a
                                    ------                                                                         ---
                                       308                                                                         110
                                    ------                                                                         ---
Charlotte, NC
-------------
Post Park at Phillips Place(TM)        402          4Q'95                 4Q'96                1Q'98               204
                                    ------                                                                         ---

Nashville, TN
-------------

Post Hillsboro Village(TM)             201          1Q'97                 3Q'97                1Q'98               n/a
                                    ------                                                                        ----
                                     3,271                                                                         666
                                    ------                                                                         ---

Land
The Company has also acquired a parcel of land in Atlanta on which it plans to build a new community. Adjacent to the parcel, the Home Depot, Inc. is constructing its corporate headquarters campus and extensive infrastructure improvements are being made by the county. In addition, the Company holds land for a third and fourth phase of Rocky Point(R) in Tampa, Florida. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

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

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


Acquisition of assets and community improvement expenditures for the three months ended March 31, 1997 and 1996 are summarized as follows:

                                                                                               Three Months Ended
                                                                                                     March 31,
                                                                                            --------------------------
                                                                                              1997              1996
                                                                                            --------          --------
 New community development and acquisition activity  . . . . . . . . . . . . . . . . . . .  $ 42,789          $ 20,706

 Non-recurring capital expenditures:
       Revenue generating additions and improvements . . . . . . . . . . . . . . . . . . .     1,050                --

       Other community additions and improvements  . . . . . . . . . . . . . . . . . . . .       374               136

 Recurring capital expenditures:

       Carpet replacements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       319               174

       Community additions and improvements  . . . . . . . . . . . . . . . . . . . . . . .       385               292

       Corporate additions and improvements  . . . . . . . . . . . . . . . . . . . . . . .       444               204
                                                                                            --------          --------
                                                                                            $ 45,361            21,512
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

POST APARTMENT HOMES, L.P.
MANAGEMENT S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)


FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations
The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. Funds from operations is defined to mean net income (loss) available to common unitholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and CAD for the three months ended March 31, 1997 and 1996 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution
                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                      -------------------------------
                                                                                          1997               1996
                                                                                      -------------     -------------
 Net income available to common unitholders  . . . . . . . . . . . . . . . . . . .    $      13,000      $     12,432
  Extraordinary item   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               93                --
                                                                                      -------------      ------------
    Adjusted net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           13,093            12,432
   Depreciation of real estate assets  . . . . . . . . . . . . . . . . . . . . . .            6,137             4,965
                                                                                      -------------      ------------

 Funds from Operations (1) . . . . . . . . . . . . . . . . . . . . . . . . . . . .           19,230            17,397
  Recurring capital expenditures (2)   . . . . . . . . . . . . . . . . . . . . . .             (704)             (466)
  Non-recurring capital expenditures (3)   . . . . . . . . . . . . . . . . . . . .             (374)             (136)
  Loan amortization payments   . . . . . . . . . . . . . . . . . . . . . . . . . .              (59)              (52)
                                                                                      -------------      ------------
 Cash Available for Distribution . . . . . . . . . . . . . . . . . . . . . . . . .    $      18,093      $     16,743
                                                                                      =============      ------------

 Revenue generating capital expenditures (4) . . . . . . . . . . . . . . . . . . .    $       1,050      $         --
                                                                                      =============      ============

 Cash Flow Provided By (Used In):
                                                                                      $      33,222      $     20,388
 Operating activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                      $     (45,361)     $    (21,512)
 Investing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                      $      15,578      $     (6,501)
 Financing activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .


 Weighted average units outstanding  . . . . . . . . . . . . . . . . . . . . . . .       27,167,244        26,785,951
                                                                                      =============-     ============



POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)



(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(2) Recurring capital expenditures consisted primarily of $319 and $174 of carpet replacement and $385 and $292 of other additions and improvements to existing communities for the three months ended March 31, 1997 and 1996, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $444 and $204 for the three months ended March 31, 1997 and 1996, respectively, are excluded from the calculation of CAD.
(3) Non-recurring capital expenditures consisted of community additions and improvements of $374 and $136 for the three months ended March 31, 1997 and 1996, respectively.
(4) Revenue generating capital expenditures included a major renovation of a community and submetering of communities in the amount of $961 and $89, respectively, for the three months ended March 31, 1997.

PART II. OTHER INFORMATION

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

27.    Financial Data Schedule (for SEC filing purposes only)

       The registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

       (b) Reports on Form 8-K

       Report on Form 8-K filed on February 27, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        POST APARTMENT HOMES, L.P.
                                        By: Post Properties, Inc., as General
                                            Partner



                                        /s/ John T. Glover
May 15, 1997                            -----------------------------
---------------                         John T. Glover, President
    (Date)                              (Principal Financial Officer)






                                        /s/ R. Gregory Fox
May 15, 1997                            ---------------------------------------
---------------                         R. Gregory Fox
    (Date)                              Senior Vice President, Chief Accounting
                                        Officer