Form 10-Q
period 1997-06-30
POST APARTMENT HOMES LP
filed 1997-08-07
CIK 1012271

================================================================================



                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC 20549

                          -------------------------
                                  FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                     OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to
                       Commission file number 1-12080

                          ------------------------

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

Yes   X   No
    -----    -----

                          ------------------------


================================================================================

                         POST APARTMENT HOMES, L.P.

                                    INDEX

PART I   FINANCIAL INFORMATION                                                                                   PAGE
                                                                                                                 ====

         ITEM 1  FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996..........................        3

           Consolidated Statements of Operations for the three and six months ended
              June 30, 1997 and 1996......................................................................        4

           Consolidated Statement of Partners' Equity for the six months ended June 30, 1997..............        5

           Consolidated Statements of Cash Flows for the six months ended

              June 30, 1997 and 1996......................................................................        6

           Notes to Consolidated Financial Statements ....................................................        7

         ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS...............................................................................        9
PART II  OTHER INFORMATION

         ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.......................................       24

         ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K.........................................................       24

         SIGNATURES.......................................................................................       25


                          POST APARTMENT HOMES, L.P.
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                 JUNE 30,    DECEMBER 31,
                                                  1997           1996
                                              -----------    -----------
                                               (UNAUDITED)

ASSETS
   Real estate:
     Land .................................   $   149,071    $   150,072
     Building and improvements ............       736,891        730,518
     Furniture, fixtures and equipment ....        76,835         74,120
     Construction in progress .............       203,477        140,437
     Land held for future development .....         8,660         14,195
                                              -----------    -----------
                                                1,174,934      1,109,342
   Less: accumulated depreciation .........      (185,068)      (177,672)
                                              -----------    -----------
     Operating real estate assets .........       989,866        931,670
   Cash and cash equivalents ..............         1,771            233
   Restricted cash ........................         1,016          1,148
   Deferred charges, net ..................         9,652          9,459
   Other assets ...........................        11,468         16,165
                                              -----------    -----------
     Total assets .........................   $ 1,013,773    $   958,675
                                              ===========    ===========

LIABILITIES AND PARTNERS' EQUITY
   Notes payable ..........................   $   473,683    $   434,319
   Accrued interest payable ...............         4,305          4,264
   Distribution payable ...................        16,220         14,659
   Accounts payable and accrued expenses ..        30,573         17,915
   Security deposits and prepaid rents ....         5,179          5,084
                                              -----------    -----------
     Total liabilities ....................       529,960        476,241
                                              -----------    -----------
   Commitments and contingencies
     Total partners' equity ...............       483,813        482,434
                                              -----------    -----------
     Total liabilities and partners' equity   $ 1,013,773    $   958,675
                                              ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                          POST APARTMENT HOMES, L.P.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                 (UNAUDITED)


                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                       JUNE 30,
                                                       -----------------------------   ----------------------------
                                                             1997            1996           1997            1996
                                                       -----------------------------   ----------------------------
REVENUES
   Rental ...........................................   $     42,550    $     39,513   $     84,131    $     76,058
   Property management - third party ................            539             733          1,092           1,466
   Landscape services - third party .................          1,402           1,309          2,446           2,221
   Interest .........................................              8             110             15             239
   Other ............................................          1,615           1,164          2,996           2,288
                                                        ------------    ------------   ------------    ------------
     Total revenues .................................         46,114          42,829         90,680          82,272
                                                        ------------    ------------   ------------    ------------
EXPENSES
   Property operating and maintenance (exclusive of
     items shown separately below) ..................         15,931          14,624         31,132          27,658
   Depreciation (real estate assets) ................          6,426           5,831         12,563          10,796
   Depreciation (non-real estate assets) ............            253             260            495             513
   Property management - third party ................            394             480            814           1,050
   Landscape services - third party .................          1,130           1,095          2,031           1,863
   Interest .........................................          5,709           5,711         11,070          10,768
   Amortization of deferred loan costs ..............            250             380            552             732
   General and administrative .......................          1,573           2,005          3,419           4,017
                                                        ------------    ------------   ------------    ------------
     Total expenses .................................         31,666          30,386         62,076          57,397
                                                        ------------    ------------   ------------    ------------
   Income before net gain on sale of assets
     and extraordinary item .........................         14,448          12,443         28,604          24,875
   Net gain on sale of assets .......................          3,512              --          3,512              --
                                                        ------------    ------------   ------------    ------------
   Income before extraordinary item .................         17,960          12,443         32,116          24,875
   Extraordinary item ...............................             --              --            (93)             --
                                                        ------------    ------------   ------------    ------------
     Net income .....................................         17,960          12,443         32,023          24,875
     Distribution to preferred unitholders ..........         (1,062)             --         (2,125)             --
                                                        ------------    ------------   ------------    ------------
     Net income available to common unitholders .....   $     16,898    $     12,443   $     29,898    $     24,875
                                                        ============    ============   ============    ============

PER COMMON UNIT DATA:
Weighted average common units outstanding ...........     27,245,196      26,850,337     27,206,432      26,818,135
                                                        ============    ============   ============    ============
   Income before extraordinary item (net of preferred
     distribution) ..................................   $       0.62    $       0.46   $       1.10    $       0.93
                                                        ============    ============   ============    ============
Net income available to common unitholders ..........   $       0.62    $       0.46   $       1.10    $       0.93
                                                        ============    ============   ============    ============
Distribution declared ...............................   $      0.595    $       0.54   $       1.19    $       1.08
                                                        ============    ============   ============    ============

      The accompanying notes are an integral part of these consolidated financial statements.

                          POST APARTMENT HOMES, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1997
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                                GENERAL     LIMITED
                                                                PARTNER     PARTNERS       TOTAL
                                                                -------     --------       -----


PARTNERS' EQUITY, DECEMBER 31, 1996 .......................   $   5,216    $ 477,218    $ 482,434
    Contributions from PPI related to Dividend Reinvestment
      and Employee Stock Purchase Plans ...................          39        3,831        3,870
    Distributions to preferred unitholders ................         (21)      (2,104)      (2,125)
    Distributions to common unitholders ...................        (324)     (32,065)     (32,389)
    Net income ............................................         320       31,703       32,023
                                                              ---------    ---------    ---------
PARTNERS' EQUITY, JUNE 30, 1997 ...........................   $   5,230    $ 478,583    $ 483,813
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

                          POST APARTMENT HOMES, L.P.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)


                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                       ----------------------
                                                                                          1997          1996
                                                                                          ----          ----


CASH FLOWS FROM OPERATING ACTIVITIES
Net income .........................................................................   $  32,023    $  24,875
   Adjustments to reconcile net income to net cash provided by operating activities:
     Net gain on sale of assets ....................................................      (3,512)          --
     Extraordinary item ............................................................          93           --
     Depreciation ..................................................................      13,058       11,309
     Amortization of deferred loan costs ...........................................         552          732
     Write-off of deferred loan costs ..............................................          10           --
   Changes in assets, (increase) decrease in:
     Restricted cash ...............................................................         132           19
     Other assets ..................................................................       4,519       (1,428)
   Changes in liabilities, increase (decrease) in:
     Accrued interest payable ......................................................          41         (540)
     Accounts payable and accrued expenses .........................................       6,839        7,713
     Security deposits and prepaid rents ...........................................          95          728
                                                                                       ---------    ---------
   Net cash provided by operating activities .......................................      53,850       43,408
                                                                                       ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Construction and acquisition of real estate assets, net of payables .............     (74,286)     (93,755)
   Proceeds from sale of assets ....................................................      23,111           --
   Capitalized interest ............................................................      (3,757)      (1,909)
   Recurring capital expenditures ..................................................      (1,903)      (1,392)
   Corporate additions and improvements ............................................        (772)        (339)
   Non-recurring capital expenditures ..............................................        (492)        (539)
   Revenue generating capital expenditures .........................................      (3,497)        (236)
                                                                                       ---------    ---------
   Net cash (used in) investing activities .........................................     (61,596)     (98,170)
                                                                                       ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of financing costs ......................................................        (997)        (924)
   Debt proceeds ...................................................................     147,940      123,364
   Proceeds from sale of notes .....................................................      80,000           --
   Debt payments ...................................................................    (188,576)     (51,705)
   Proceeds from contributions from PPI related to Dividend Reinvestment
     and Employee Stock Purchase Plans .............................................       3,872        4,203
   Capital distributions to preferred unitholders ..................................      (2,125)          --
   Capital distributions to common unitholders .....................................     (30,830)     (27,560)
                                                                                       ---------    ---------
   Net cash provided by financing activities .......................................       9,284       47,378
                                                                                       ---------    ---------
   Net increase (decrease) in cash and cash equivalents ............................       1,538       (7,384)
   Cash and cash equivalents, beginning of period ..................................         233        9,008
                                                                                       ---------    ---------
   Cash and cash equivalents, end of period ........................................   $   1,771    $   1,624
                                                                                       =========    =========



      The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


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

     BASIS OF PRESENTATION
     The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 1996.

2.   NOTES PAYABLE

     On January 29, 1997, the Company filed, with the Securities and Exchange Commission, a Prospectus Supplement relating to $175,000 aggregate principal amount of Medium-Term Notes Due Nine Months or More from Date of Issue (the "MTNs").

     On March 3, 1997, the Company issued $30,000 of floating rate MTNs priced at LIBOR plus .25%, due on March 3, 2000 (the "2000 MTNs"). Proceeds from the 2000 MTNs were used to (i) prepay the mortgage on Post Renaissance which bore interest at LIBOR plus .55% and matured July 1, 1999 and (ii) pay down existing indebtedness outstanding under the Company's revolving line of credit (the "Revolver").

     On March 31, 1997, the Company issued $50,000 of fixed rate MTNs as follows: $37,000 due on April 2, 2001 (the "2001 MTNs") and $13,000 due on April 1, 2004 (the "2004 MTNs"). The 2001 MTNs priced at par with a coupon rate of 7.02% (.50% over the corresponding treasury rate on the date such rate was set) and an effective rate reflecting the benefit of a treasury lock of 6.57%. The 2004 MTNs priced at par with a coupon of 7.30% (.65% over the corresponding treasury rate on the date such rate was set) and an effective rate reflecting the benefit of a treasury lock of 6.86%. The proceeds from the 2001 MTNs and the 2004 MTNs were used to prepay $50,000 of fixed rate notes that bore interest at 7.15% per annum.

3.   SALE OF ASSETS

     On May 22, 1997, the Company sold a community, located in Pompano Beach, Florida that contained 416 units. The sale of this community is consistent with the Company's strategy of selling communities when the market demographics for a community are no longer consistent with the Company's existing ownership strategy. Net proceeds of $23,111 were used to pay down existing indebtedness outstanding under the Revolver.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
--------------------------------------------------------------------------------


4.   EXTRAORDINARY ITEM

     The extraordinary item for the six months ended June 30, 1997 resulted from costs associated with the early extinguishment of indebtedness.

5.   EARNINGS PER UNIT

     Primary earnings per common unit for income before extraordinary item, net of preferred distributions, and net income available to common unitholders has been computed by dividing income before extraordinary item, net of preferred distributions, and net income available to common unitholders by the weighted average number of common units outstanding. The weighted average number of common units outstanding utilized in the calculations are 27,245,196 and 26,850,337 for the three months ended June 30, 1997 and 1996, respectively and 27,206,432 and 26,818,135 for the six months ended June 30, 1997 and 1996, respectively.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

     The Company committed to distribute $16,220 and $14,504 for the quarters ended June 30, 1997 and 1996, respectively.

7.   SUBSEQUENT EVENTS

     On August 4, 1997, PPI announced that it has entered into a definitive agreement and plan of merger with Columbus Realty Trust ("Columbus"), a Texas real estate investment trust, pursuant to which Columbus would be merged into PPI. Columbus currently operates 24 completed communities containing 6,045 apartment units and has an additional 6 communities under development that will contain 1,481 apartment units upon completion located in Dallas and Houston, Texas and Jackson, Mississippi. Pursuant to the merger agreement, each outstanding share of Columbus common stock will be converted into .615 shares of common stock of PPI, which will result in the issuance of approximately 8.4 million shares of PPI common stock. The merger, which will be accounted for as a purchase, is expected to be completed by November 1997, subject to the approval of the shareholders of PPI and Columbus and other customary conditions.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Apartment Homes, L.P.

As of June 30, 1997, there were 27,260,770 units outstanding, of which 22,044,296, or 80.9%, were owned by PPI and 5,216,474, or 19.1% were owned by other limited partners (including certain officers and directors of PPI). As of June 30, 1997, there were 1,000,000 Perpetual Preferred Units outstanding, all of which were owned by PPI.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997, AND 1996

The Company recorded net income available to common unitholders of $29,898, for the six months ended June 30, 1997, an increase of 20.2% over the prior corresponding period primarily as a result of the the gain recognized from the sale of a community, increased rental rates for fully stabilized communities and an increase in apartment units placed in service.

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

As of June 30, 1997, the Company's portfolio of apartment communities consisted of the following: (i) 39 communities which were completed and stabilized for all of the current and prior year, (ii) eight communities which achieved full stabilization during the prior year and (iii) 15 communities in the development or lease-up stage.

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

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


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

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and six months ended June 30, 1997 and 1996 is summarized as follows:

                                            THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                       --------------------------- ------------------------------
                                         1997      1996   % CHANGE   1997      1996     % CHANGE
                                       -------   -------  -------- -------   -------    ---------
Rental and other revenue:
  Fully stabilized communities (1) .   $32,161   $31,973     0.6%  $63,927   $63,441      0.8%
  Communities stabilized during 1996     8,940     6,368    40.4%   17,798    10,192     74.6%
  Development and lease-up
    communities (2) ................     1,636        --   100.0%    2,299        --    100.0%
  Sold communities (3) .............       516     1,416   (63.6)%   1,482     2,820    (47.4)%
  Other revenue (4) ................       912       920    (0.9)%   1,621     1,893    (14.4)%
                                       -------   -------   -----   -------   -------    -----
                                        44,165    40,677     8.6%   87,127    78,346     11.2%
                                       -------   -------   -----   -------   -------    -----

Property operating and maintenance
expense  (exclusive of depreciation
and amortization):
  Fully stabilized communities .....    10,761    10,785    (0.2)%  20,750    20,540      1.0%
  Communities stabilized during 1996     2,756     2,165    27.3%    5,402     3,806     41.9%
  Development and lease-up
    communities ....................       766        --   100.0%    1,270        --    100.0%
  Sold communities .................       650       923   (29.6)%     650     1,088    (40.3)%
  Other expenses (5) ...............       998       751    32.9%    3,060     2,224     37.6%
                                       -------   -------   -----   -------   -------    -----
                                        15,931    14,624     8.9%   31,132    27,658     12.6%
                                       -------   -------   -----   -------   -------    -----

Revenue in excess of specified
   expense
                                       $28,234   $26,053     8.4%  $55,995   $50,688     10.5%
                                       =======   =======   =====   =======   =======    =====
Recurring capital expenditures: (6)
  Carpet ...........................   $   337   $   236    42.8%  $   656   $   410     60.0%
  Other ............................       862       690    24.9%    1,247       982     27.0%
                                       -------   -------   -----   -------   -------    -----
  Total ............................   $ 1,199   $   926    29.5%  $ 1,903   $ 1,392     36.7%
                                       =======   =======   =====   =======   =======    =====
Average apartment units in service .    18,420    17,155     7.4%   18,262    16,856      8.3%
                                       =======   =======   =====   =======   =======    =====
Recurring capital expenditures per
  apartment unit ...................   $    65   $    54    20.4%  $   104   $    83     25.3%
                                       =======   =======   =====   =======   =======    =====

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


(1)  Communities which reached stabilization prior to January 1, 1996.

(2) Communities in the "construction", "development" or "lease-up" stage during 1996 and, therefore, not considered fully stabilized for all of the periods presented.

(3) Includes one community, containing 180 units, which was sold on July 19, 1996 and one community, containing 416 units, which was sold on May 22, 1997.

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

For the three and six months ended June 30, 1997, rental and other revenue increased $3,488, or 8.6%, and $8,781, or 11.2%, respectively, compared to the same period in the prior year, primarily as a result of an increase in the average number of apartment units in service and increased rental rates partially offset by the sale of two communities. For the three and six months ended June 30, 1997, property operating and maintenance expenses increased $1,307, or 8.9%, and $3,474. pr 12.6%, respectively, compared to the same period in the prior year, due to an increase in the average number of apartment units in service partially offset by the sale of two communities.

For the three and six months ended June 30, 1997, recurring capital expenditures increased $273, and or 29.5%, and $511, or 36.7%, respectively, compared to the same period in the prior year, primarily due to the increase in the average number of apartment units in service and the timing of scheduled capital improvements.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 39 communities containing an aggregate of 14,164 units which were fully stabilized as of January 1, 1996, is summarized as follows:

                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                             ------------------------------ -------------------------------
                                               1997       1996     % CHANGE   1997       1996      % CHANGE
                                               ----       ----     --------   ----       ----      --------
Rental and other revenue .................   $32,161    $31,973       0.6%  $63,927    $63,441       0.8%
                                             -------    -------      ----   -------    -------      ----
Property operating and maintenance expense
  (exclusive of depreciation and
  amortization) ..........................    10,761     10,785      (0.2)%  20,750     20,540       1.0%
                                             -------    -------      ----   -------    -------      ----
Revenue in excess of specified expense ...   $21,400    $21,188       1.0%  $43,177    $42,901       0.6%
                                             =======    =======      ====   =======    =======      ====

Recurring capital expenditures: (1)
   Carpet ................................   $   296    $   213      39.0%  $   579    $   372      55.6%
   Other .................................       801        673      19.0%    1,114        933      19.4%
                                             -------    -------      ----   -------    -------      ----
     Total ...............................   $ 1,097    $   886      23.8%  $ 1,693    $ 1,305      29.7%
                                             =======    =======      ====   =======    =======      ====
Recurring capital expenditures per
   apartment unit (2) ....................   $    77    $    63      22.2%  $   120    $    92      30.4%
                                             =======    =======      ====   =======    =======      ====

Average economic occupancy (3) ...........      94.7%      95.8%     (1.1)%    94.0%      95.6%     (1.7)%
                                             -------    -------      ----   -------    -------      ----
Average monthly rental rate per
  apartment unit (4) .....................   $   773    $   763       1.3%  $   775    $   759       2.1%
                                             =======    =======      ====   =======    =======      ====
Apartment units in service ...............    14,164     14,164        --    14,164     14,164        --
                                             =======    =======      ====   =======    =======      ====


(1) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

(2) In addition to such capitalized expenditures, the Company expensed $180 and $227 per unit on building maintenance (inclusive of direct salaries) and $76 and $73 per unit on landscaping (inclusive of direct salaries) for the three months ended June 30, 1997 and 1996, respectively and $329 and $374 per unit on building maintenance (inclusive of direct salaries) and $119 and $115 per unit on landscaping (inclusive of direct salaries) for the six months ended June 30, 1997 and 1996, respectively.

(3) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, including these amounts would have been 94.0% and 95.4% for the three months ended June 30, 1997 and 1996, respectively and 93.4% and 95.2% for the six months ended June 30, 1997 and 1996, respectively.) For the three months ended June 30, 1997 and 1996, concessions were $166 and $82 and employee discounts were $70 and $65, respectively, and for the six months ended June 30, 1997 and 1996, concessions were $313 and $140 and employee discounts were $135 and $137, respectively.

(4) Average monthly rental rate is defined as the average of the gross actual rental rates for occupied units and the anticipated rental rates for unoccupied units.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


For the three and six months ended June 30, 1997, rental and other revenue increased $188, or 0.6%, and $486, or 0.8%, respectively, compared to the same period in the prior year, due to higher rental rates partially offset by lower occupancy. For the three months ended June 30, 1997, property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $24, or 0.2%, compared to the same period in the prior year, primarily as a result of decreases in expensed property improvements and real estate taxes. For the six months ended June 30, 1997, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $210, or 1.0%, compared to the same period in the prior year, primarily due to increased advertising and promotion efforts and an increase in building repair and maintenance expense partially offset by the decreases in expensed property improvements and real estate taxes during the second quarter.

For the three and six months ended June 30, 1997, recurring capital expenditures per apartment unit increased $14, or 22.2% and $28, or 30.4% compared to the same periods in the prior year, primarily due to the timing of carpet replacements and other recurring capital expenditures for communities.

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

For the three and six months ended June 30, 1997 and 1996, respectively, the "lease-up deficit" charged to and included in results of operations is summarized as follows:

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,               JUNE 30,
                                                        ------------------      ---------------
                                                         1997        1996       1997      1996
                                                         ----        ----       ----      ----

Rental and other revenue ............................   $ 574       $ 294       $ 691    $ 868
Property operating and maintenance expense (exclusive
  of  depreciation and amortization) ................     371         189         578      658
                                                        -----       -----       -----    -----
Revenue (expense) in excess of specified
  expense/revenue ...................................     203         105         113      210
Interest expense ....................................     271         196         360      534
                                                        -----       -----       -----    -----
Lease-up deficit ....................................   $ (68)      $ (91)      $(247)   $(324)
                                                        =====       =====       =====    =====

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through two of its subsidiaries, RAM Partners, Inc. ("RAM") and Post Asset Management, Inc. ("Post Asset Management").

The operating performance of RAM and Post Asset Management for the three and six months ended June 30, 1997 and 1996 is summarized as follows:

RAM PARTNERS, INC.                                THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                       JUNE 30,                                       JUNE 30,
                                     -------------------------------------------       -----------------------------------
                                       1997             1996            % CHANGE        1997            1996      % CHANGE
                                      -----            ------           --------       ------         ------      --------
Property management and other
  revenue ........................   $  519            $  649           (20.0)%        $1,073         $1,309      (18.0)%
Property management expense ......      283               297            (4.7)%           578            653      (11.5)%
General and administrative expense       96               113           (15.0)%           199            231      (13.9)%
                                     ------            ------                          ------         ------
Revenue in excess of specified
  expense ........................      140               239           (41.4)%        $  296         $  425      (30.4)%
                                     ======            ======                          ======         ======

Average apartment units managed ..    7,804             9,814           (20.5)%         7,814          9,829      (20.5)%
                                     ======            ======                          ======         ======


The decrease in property management revenues in excess of specified expense for the three and six months ended June 30, 1997 compared to the same periods in the prior year is primarily attributable to the decrease in the average number of units managed.


RAM PARTNERS, INC.                                  THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                       JUNE 30,                                   JUNE 30,
                                     -------------------------------------------       -----------------------------------
                                       1997             1996            % CHANGE        1997            1996      % CHANGE
                                      -----            ------           --------       ------         ------      --------

Property management and other
  revenue ........................     $ 24             $ 88              (72.7)%        $ 48           $169       (71.6)%
Property management expense ......       11               60              (81.7)%          19            142       (86.6)%
General and administrative expense        4               11              (63.6)%          18             25       (28.0)%
                                       ----             ----              -----          ----           ----       -----

Revenue in excess of specified
   expense .......................     $  9             $ 17              (47.1)%        $ 11           $  2       450.0%
                                       ----             ----              -----          ----           ----       -----

Average apartment units managed ..      260              866              (70.0)%         260            866       (70.0)%
                                       ====             ====              =====          ====           ====       =====


Property management revenues and the related expenses decreased for the three and six months ended June 30, 1997, compared to the same periods in 1996, primarily due to the reduction in the average number of apartment units managed. This reduction was primarily due to four management contracts which were terminated; two effective January 1996, one effective July 1996 and one effective September 1996. As of June 30, 1997, Post Asset Management provided management services to one Post(R) community, containing 260 apartment units. The Company anticipates that the remaining contract will be terminated during 1997.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Services, Inc. ("Post Landscape Services").

The operating performance of Post Landscape Services for the three and six months ended June 30, 1997 and 1996 is summarized as follows:

                                                   THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                         JUNE 30,                                 JUNE 30,
                                        -------------------------------------      -----------------------------------
                                             1997         1996        % CHANGE        1997          1996      % CHANGE
                                        -----------    -----------    --------     ----------    ----------   --------

Landscape services and other
  revenue.............................. $     1,421    $     1,356       4.8%      $    2,476    $    2,268       9.2%
Landscape services expense.............         993            991       0.2%           1,749         1,658       5.5%
General and administrative
  expense..............................         137            104      31.7%             282           205      37.6%
                                        -----------    -----------                 ----------    ----------
Revenue in excess of specified
  expense.............................. $       291    $       261      11.5%      $      445    $      405       9.9%
                                        ===========    ===========                 ==========    ==========


The increase in landscape services revenue and landscape service expense for the three and six months ended June 30, 1997, compared to the same periods in 1996, is primarily due to increases in landscape contracts.

OTHER REVENUES AND EXPENSES

Depreciation of real estate assets increased $595, or 10.2%, and $1,767, or 16.4%, for the three and six months ended June 30, 1997, compared to the same periods in the prior year, due to the addition of depreciable real estate assets.

The extraordinary item of $93 for the six months ended June 30, 1997, resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity
The Company's net cash provided by operating activities increased from $43,408 for the six months ended June 30, 1996 to $53,850 for the six months ended June 30, 1997, principally due to increases in the Company's income before depreciation. Net cash used in investing activities decreased from $98,170 in the six months ended June 30, 1996 to $61,596 in the six months ended June 30, 1997, principally due to the proceeds provided by the sale of assets. The Company's net cash provided by financing activities decreased from $47,378 in the six months ended June 30, 1996 to $9,284 in the six months ended June 30, 1997, primarily due to increased debt payments.

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

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


At June 30, 1997, the Company had total indebtedness of $473,683 and cash and cash equivalents of $1,771. The Company's indebtedness includes approximately $14,155 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $151,528, senior unsecured notes of $255,000 and borrowings under unsecured lines of credit of approximately $53,000.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of PPI, sales of communities, or, possibly in connection with acquisitions of land or improved properties, units of the Company. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of distributions by the Company in accordance with REIT requirements of which PPI is subject to in both the short and the long term. The budgeted expenditures for improvements and renovations to certain of the communities are expected to be funded from property operations.

Lines Of Credit
The Company has a syndicated line of credit (the "Revolver") in the amount of $180,000 to provide funding for future construction, acquisitions and general business obligations. The Revolver matures on May 1, 2000 and borrowings currently bear interest at LIBOR plus .675% or prime minus .25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company's senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds for up to $90,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Company to make distributions in excess of stated amounts, which in turn restricts the discretion of the PPI to declare and pay dividends. In general, during any fiscal year the Company may only distribute up to 100% of the Company's consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Company to make distributions necessary to allow PPI to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect its ability to make required distributions.

On July 26, 1996, the Company closed a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (The "Cash Management Line"), which was fully funded and used to pay down the outstanding balance on the Revolver. The Cash Management Line bears interest at LIBOR plus .675% or prime minus .25% and has a maturity date of June 26, 1998. The Company chose this arrangement because the Revolver requires three days advance notice to repay borrowings whereas this facility provides the Company with an automatic daily sweep, which applies all available cash to reduce the outstanding balance.

In addition, the Company has a $3,000 facility to provide letters of credit for general business purposes.

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with Fannie Mae ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for nine bond issues, aggregating $111,230, which were reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $43,298 with respect to six

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------

other bond issues which mature and may be refunded in 1997 and 1998. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totaling $235,880 of which $84,352 has been economically defeased, leaving $151,528 of principal amount of tax-exempt bonds outstanding at June 30, 1997 of which $111,230 of the bonds outstanding has been reissued with a maturity of June 1, 2025. The remaining outstanding bonds, together with the economically defeased bonds, mature and may be reissued, during the years 1997 and 1998. The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial to the Company.

The following table shows the amount of bonds (both defeased and outstanding) at June 30, 1997, which the Company may reissue during the years 1997 through 2025:

                   DEFEASED         OUTSTANDING      TOTAL REISSUE
                    PORTION           PORTION           CAPACITY
                   --------         -----------      -------------
1997(1)            $  3,000          $ 27,000          $ 30,000
1998                 81,352            13,298            94,650
Thereafter               --           111,230           111,230
                   --------          --------          --------
                   $ 84,352          $151,528          $235,880
                   ========          ========          ========

(1) 1997 amounts consist of Post Chase and Post Walk bonds which matured and were reissued on July 1, 1997 and now have a maturity of June 1, 2025.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


Schedule of Indebtedness

The following table reflects the Company's indebtedness at June 30, 1997:


                                                                                                Maturity              Principal
Description                                  Location               Interest Rate                Date(1)               Balance
-----------                                  --------               -------------                -------               -------
TAX EXEMPT FIXED RATE (SECURED)
Post Chase(R)..........................    Atlanta, GA           7.5% + .575% (2)(3)           07/01/97 (4)           $ 12,000
Post Walk(R)...........................    Atlanta, GA           7.5% + .575% (2)(3)           07/01/97 (4)             15,000
Post Court(R)..........................    Atlanta, GA           7.5% + .575% (2)(3)           06/01/98 (5)             13,298
                                                                                                                      --------
                                                                                                                        40,298

CONVENTIONAL FIXED RATE (SECURED)
Post Summit(R).........................    Atlanta, GA                  7.72%                  02/01/98                  5,284
Post River(R)..........................    Atlanta, GA                  7.72%                  03/01/98                  5,840
Post Hillsboro Village ................   Nashville, TN                 9.20%                10/01/2001                  3,031
                                                                                                                      --------
                                                                                                                        14,155

TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R)Series 1995.............   Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)     06/01/2025                  9,895
Post Valley(R)Series 1995..............   Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)     06/01/2025                 18,600
Post Brook(R)Series 1995...............   Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)     06/01/2025                  4,300
Post Village(R)(Atlanta) Hills
  Series 1995..........................   Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)     06/01/2025                  7,000
Post Mill(R)Series 1995................   Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)     06/01/2025                 12,880
Post Canyon(R)Series 1996..............   Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)     06/01/2025                 16,845
Post Corners(R)Series 1996.............   Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)     06/01/2025                 14,760
Post Bridge(R).........................   Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)     06/01/2025                 12,450
Post Village(R)(Atlanta) Gardens.......   Atlanta, GA       "AAA" NON-AMT + .575% (2)(3)     06/01/2025                 14,500
                                                                                                                      --------
                                                                                                                       111,230
SENIOR NOTES (UNSECURED)
Medium Term Notes......................      N/A                   LIBOR + .25%              03/03/2000                 30,000
Northwestern Mutual Life...............      N/A                      8.21%                  06/07/2000                 30,000
Medium Tern Notes......................      N/A                      7.02%                  04/02/2001                 37,000
Northwestern Mutual Life...............      N/A                      8.37%                  06/07/2002                 20,000
Senior Notes...........................      N/A                      7.25%                  10/01/2003                100,000
Medium Term Notes......................      N/A                      7.30%                  04/01/2004                 13,000
Senior Notes...........................      N/A                      7.50%                  10/01/2006                 25,000
                                                                                                                      --------
                                                                                                                       255,000
LINES OF CREDIT (UNSECURED)
Revolver ..............................      N/A        LIBOR + .675% or prime minus .25% (6) 05/01/2000                33,000
Cash Management Line...................      N/A        LIBOR + .675% or prime minus .25%    06/26/98                   20,000
                                                                                                                      --------
                                                                                                                        53,000
TOTAL..................................                                                                               $473,683
                                                                                                                      ========


POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.

(2)     Bond financed (interest rate on bonds + credit enhancement fees).

(3) These bonds are also secured by Post Fountains at Lee Vista(R), Post Lake(R) (Orlando) and the Fountains and Meadows of Post Village(R) for which the Company has economically defeased their respective bond indebtedness.

(4) On July 1, 1997, this bond was refunded with an issue having a maturity of June 1, 2025 and an interest rate of SunTrust Bank, Atlanta Non-AMT "AAA" tax free rate plus a credit enhancement fee of .575%.

(5) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.

(6) Represents stated rate. The Company may also make "money market" loans of up to $90,000 at rates below the stated rate.

Other Activities
On May 22, 1997, the Company sold a community, located in Pompano Beach, Florida that contained 416 units. The sale of this community is consistent with the Company's strategy of selling communities when the market demographics for a community are no longer consistent with the Company's existing ownership strategy. Net proceeds of $23,111 were used to pay down existing indebtedness outstanding under the Revolver.

Dividend Reinvestment Plan
The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of PPI. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of PPI's Common Stock directly from PPI for 95% of the market price on the date of purchase.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNITS AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


Current Development Activity
The Company's apartment communities under development or in initial lease-up are summarized in the following table:

                                                                  ACTUAL OR            ACTUAL OR          UNITS
                                                                  ESTIMATED            ESTIMATED          LEASED
                                              QUARTER OF           QUARTER              QUARTER           AS OF
                                   # OF      CONSTRUCTION        FIRST UNITS         OF STABILIZED       JULY 28,
METROPOLITAN AREA                 UNITS      COMMENCEMENT         AVAILABLE            OCCUPANCY           1997
-----------------                 -----      ------------         ---------            ---------           ----
Atlanta, GA
-----------
Post Collier Hills(TM)                396       4Q'95               4Q'96                4Q'97              328
Post Glen(R)                          314       1Q'96               1Q'97                1Q'98              213
Post Lindbergh(TM)                    396       3Q'96               3Q'97                1Q'99              n/a
Post Gardens(R)                       397       3Q'96               4Q'97                1Q'99              n/a
Riverside by Post(TM)- Phase I        205       3Q'96               2Q'98                1Q'99              n/a
Post River(R)II                        88       1Q'97               4Q'97                2Q'98              n/a
Post Ridge(TM)                        232       1Q'97               4Q'97                4Q'98              n/a
Post Briarcliff(TM)- Phase I          388       2Q'97               1Q'98                2Q'99              n/a
                                    -----                                                                   ---
                                    2,416                                                                   541
                                    -----                                                                   ---
Tampa, FL
Post Rocky Point(R)- Phase II         174       4Q'96               2Q'97                4Q'97               74
Post Rocky Point(R)- Phase III        290       2Q'97               1Q'98                1Q'99              n/a
Post Harbour Island(TM)               210       3Q'97               3Q'98                2Q'99              n/a
                                    -----                                                                   ---
                                      674                                                                    74
                                    -----                                                                   ---
Charlotte, NC
Post Park at Phillips Place(TM)       402       4Q'95               4Q'96                1Q'98              315
                                    -----                                                                   ---

Nashville, TN
Post Hillsboro Village(TM)            201       1Q'97               3Q'97                2Q'98              n/a
                                    -----                                                                   ---

                                    3,693                                                                   930
                                    =====                                                                   ===


The Company has also acquired a parcel of land in Atlanta on which it plans to build a new community. Adjacent to the parcel, the Home Depot, Inc. is constructing its corporate headquarters campus and extensive infrastructure improvements are being made by the county. In addition, the Company holds land for a fourth phase of Rocky Point(R) in Tampa, Florida. In connection with the Riverside development, the Company is also constructing an office building and associated retail space, which it intends to occupy a portion of in the second quarter of 1998. The Company is making improvements to a leased facility for Post Landscape Services. The Company is also currently conducting feasibility and other pre-development studies for possible new Post(R) communities in its primary market areas.

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

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


Acquisition of assets and community improvement expenditures for the six months ended June 30, 1997 and 1996 are summarized as follows:

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                      -----------------
                                                       1997       1996
                                                      ------    -------
New community development and acquisition activity    $78,043   $95,664
Non-recurring capital expenditures:
      Revenue generating additions and improvements     3,497       236
      Other community additions and improvements ..       492       539
Recurring capital expenditures:
      Carpet replacements .........................       656       410
      Community additions and improvements ........     1,247       982
      Corporate additions and improvements ........       772       339
                                                      -------   -------
                                                      $84,707   $98,170
                                                      =======   =======


RECENT DEVELOPMENTS

On August 4, 1997, PPI announced that it has entered into a definitive agreement and plan of merger with Columbus Realty Trust ("Columbus"), a Texas real estate investment trust, pursuant to which Columbus would be merged into PPI. Columbus currently operates 24 completed communities containing 6,045 apartment units and has an additional 6 communities under development that will contain 1,481 apartment units upon completion located in Dallas and Houston, Texas and Jackson, Mississippi. Pursuant to the merger agreement, each outstanding share of Columbus common stock will be converted into .615 shares of PPI common stock, which will result in the issuance of approximately 8.4 million shares of PPI common stock. The merger, which will be accounted for as a purchase, is expected to be completed by November 1997, subject to the approval of the shareholders of PPI and Columbus and other customary conditions.

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

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations
The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. Funds from operations is defined to mean net income (loss) available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and CAD for the three and six months ended June 30, 1997 and 1996 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution


                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                              ----------------------------    ----------------------------
                                                   1997           1996            1997           1996
                                              ------------    ------------    ------------    ------------
Net income available to common unitholders    $     16,898    $     12,443    $     29,898    $     24,875
   Extraordinary item .....................             --              --              93              --
   Net gain on sale of assets .............         (3,512)             --          (3,512)             --
                                              ------------    ------------    ------------    ------------
     Adjusted net income ..................         13,386          12,443          26,479          24,875
   Depreciation of real estate assets......          6,426           5,831          12,563          10,796
                                              ------------    ------------    ------------    ------------
Funds from Operations (1) .................         19,812          18,274          39,042          35,671
   Recurring capital expenditures (2) .....         (1,199)           (926)         (1,903)         (1,392)
   Non-recurring capital expenditures (3) .           (117)           (439)           (492)           (539)
   Loan amortization payments .............            (43)            (53)           (102)           (105)
                                              ------------    ------------    ------------    ------------
Cash Available for Distribution ...........   $     18,453    $     16,856    $     36,545    $     33,635
                                              ============    ============    ============    ============
Revenue generating capital expenditures (4)   $      2,447    $        200    $      3,497    $        236
                                              ============    ============    ============    ============
Cash Flow Provided By (Used In):
Operating activities ......................   $     20,628    $     23,020    $     53,850    $     43,408
Investing activities ......................   $    (16,235    $    (76,658)   $    (61,596)   $    (98,170)
Financing activities ......................   $     (6,294)   $     53,879    $      9,284    $     47,378

Weighted average common units outstanding .   $ 27,245,196    $ 26,850,337    $ 27,206,432    $ 26,818,135
                                              ============    ============    ============    ============

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND PER APARTMENT UNIT DATA)
--------------------------------------------------------------------------------


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

(2) Recurring capital expenditures consisted primarily of $337 and $236 of carpet replacement and $862 and $690 of other additions and improvements to existing communities for the three months ended June 30, 1997 and 1996, respectively, and $656 and $410 of carpet replacement and $1,247 and $982 of other additions and improvements to existing communities for the six months ended June 30, 1997 and 1996, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $327 and $135 for the three months ended June 30, 1997 and 1996, respectively, and $772 and $339 for the six months ended June 30, 1997 and 1996, respectively, are excluded from the calculation of CAD.

(3) Non-recurring capital expenditures consisted of community additions and improvements of $117 and $439 for the three months ended June 30, 1997 and 1996, respectively, and $492 and $539 for the six months ended June 30, 1997 and 1996, respectively.

(4) Revenue generating capital expenditures included a major renovation of a community in the amount of $1,620 and $200, for the three months ended June 30, 1997 and 1996, respectively, and $2,581 and $236 for the six months ended June 30, 1997 and 1996, respectively, and submetering of water service to communities in the amount of $827 and $916 for the three and six months ended June 30, 1997, respectively.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

27.     Financial Data Schedule (for SEC filing purposes only)

        The registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

        (b) Reports on Form 8-K

        None.

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

                                             POST APARTMENT HOMES, L.P.
                                             By: Post Properties, Inc., as
                                                 General Partner



                                             /s/ John T. Glover
                                             -----------------------------------
       August 7, 1997                        John T. Glover, President
------------------------------               (Principal Financial Officer)
           (Date)



                                             /s/ R. Gregory Fox
                                             -----------------------------------
       August 7, 1997                        R. Gregory Fox
------------------------------               Senior Vice President, Chief
           (Date)                            Accounting Officer