Form 10-Q
period 1997-09-30
POST APARTMENT HOMES LP
filed 1997-11-13
CIK 1012271

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

                For the quarterly period ended September 30, 1997

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

Yes  X   No
    ---     ---
                            ------------------------




================================================================================

                           POST APARTMENT HOMES, L.P.

                                      INDEX


PART I   FINANCIAL INFORMATION                                                                    PAGE
                                                                                                  ----
         ITEM 1 FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996 ........      3

           Consolidated Statements of Operations for the three and nine months ended
             September 30, 1997 and 1996 .....................................................      4

           Consolidated Statement of Partners' Equity for the nine months ended
             September 30, 1997 ..............................................................      5

           Consolidated Statements of Cash Flows for the nine months ended
             September 30, 1997 and 1996 .....................................................      6

           Notes to Consolidated Financial Statements ........................................      7

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS ......................................................................      9

PART II  OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K ......................................................     24

         SIGNATURES ..........................................................................     25

                           POST APARTMENT HOMES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                   SEPTEMBER 30,    DECEMBER 31,
                                                        1997            1996
                                                   -------------    ------------
                                                    (UNAUDITED)
ASSETS
  Real estate:
    Land .......................................    $   151,041     $   150,072
    Building and improvements ..................        747,715         730,518
    Furniture, fixtures and equipment ..........         79,236          74,120
    Construction in progress ...................        243,547         140,437
    Land held for future development ...........          7,108          14,195
                                                    -----------     -----------
                                                      1,228,647       1,109,342
  Less: accumulated depreciation ...............       (191,632)       (177,672)
                                                    -----------     -----------
    Operating real estate assets ...............      1,037,015         931,670
  Cash and cash equivalents ....................          2,619             233
  Restricted cash ..............................          1,441           1,148
  Deferred charges, net ........................         10,693           9,459
  Other assets .................................         11,373          16,165
                                                    -----------     -----------
    Total assets ...............................    $ 1,063,141     $   958,675
                                                    ===========     ===========

LIABILITIES AND PARTNERS' EQUITY
  Notes payable ................................    $   510,637     $   434,319
  Accrued interest payable .....................          8,643           4,264
  Distribution payable .........................         16,270          14,659
  Accounts payable and accrued expenses ........         37,087          17,915
  Security deposits and prepaid rents ..........          5,177           5,084
                                                    -----------     -----------
    Total liabilities ..........................        577,814         476,241
                                                    -----------     -----------
  Commitments and contingencies
    Total partners' equity .....................        485,327         482,434
                                                    -----------     -----------
    Total liabilities and partners' equity .....    $ 1,063,141     $   958,675
                                                    ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                                          ----------------------------   ----------------------------
                                                              1997            1996           1997            1996
                                                          ------------    ------------   ------------    ------------
REVENUES
  Rental ..............................................   $     43,857    $     41,351   $    127,988    $    117,410
  Property management - third party ...................            604             722          1,696           2,188
  Landscape services - third party ....................          1,346           1,199          3,792           3,420
  Interest ............................................             15              50             30             289
  Other ...............................................          1,692           1,661          4,688           3,933
                                                          ------------    ------------   ------------    ------------
    Total revenues ....................................         47,514          44,983        138,194         127,240
                                                          ------------    ------------   ------------    ------------
EXPENSES
  Property operating and maintenance (exclusive of
    items shown separately below) .....................         16,234          15,894         47,366          43,539
  Depreciation (real estate assets) ...................          6,333           5,877         18,897          16,673
  Depreciation (non-real estate assets) ...............            262             197            758             710
  Property management - third party ...................            488             558          1,302           1,608
  Landscape services - third party ....................          1,087           1,002          3,117           2,863
  Interest ............................................          5,652           5,970         16,722          16,738
  Amortization of deferred loan costs .................            195             293            747           1,025
  General and administrative ..........................          1,480           1,769          4,900           5,786
                                                          ------------    ------------   ------------    ------------
    Total expenses ....................................         31,731          31,560         93,809          88,942
                                                          ------------    ------------   ------------    ------------
  Income before net gain on sale of assets and
    extraordinary item
                                                                15,783          13,423         44,385          38,298
  Net gain on sale of assets ..........................             --             854          3,512             854
                                                          ------------    ------------   ------------    ------------
  Income before extraordinary item ....................         15,783          14,277         47,897          39,152
 Extraordinary item ...................................             --              --            (93)             --
                                                          ------------    ------------   ------------    ------------
    Net income ........................................         15,783          14,277         47,804          39,152
    Distribution to preferred unitholders .............         (1,062)             --         (3,187)             --
                                                          ------------    ------------   ------------    ------------
    Net income available to common unitholders ........   $     14,721    $     14,277   $     44,617    $     39,152
                                                          ============    ============   ============    ============
PER COMMON UNIT DATA:
Weighted average common units outstanding .............     27,333,506      26,928,896     27,249,259      26,855,322
                                                          ============    ============   ============    ============
Income before extraordinary item (net of preferred
  distribution)
                                                          $       0.54    $       0.53   $       1.64    $       1.46
                                                          ============    ============   ============    ============
Net income available to common unitholders ............   $       0.54    $       0.53   $       1.64    $       1.46
                                                          ============    ============   ============    ============
Distributions declared ................................   $      0.595    $       0.54   $      1.785    $       1.62
                                                          ============    ============   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                  CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)



                                                                       GENERAL      LIMITED
                                                                       PARTNER      PARTNERS        TOTAL
                                                                       -------      --------      --------
PARTNERS' EQUITY, DECEMBER 31, 1996 ..............................      $5,216      $477,218      $482,434
  Contributions from PPI related to Dividend Reinvestment
    and Employee Stock Purchase Plans ............................          69         6,866         6,935
  Distributions to preferred unitholders .........................         (32)       (3,155)       (3,187)
  Distributions to common unitholders ............................        (487)      (48,172)      (48,659)
  Net income .....................................................         478        47,326        47,804
                                                                        ------      --------      --------
PARTNERS' EQUITY, SEPTEMBER 30, 1997 .............................      $5,244      $480,083      $485,327
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

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                         ----------------------
                                                                                            1997         1996
                                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................................................   $  47,804    $  39,152
Adjustments to reconcile net income to net cash provided by operating activities:
  Net gain on sale of assets .........................................................      (3,512)        (854)
  Extraordinary item .................................................................          93           --
  Depreciation .......................................................................      19,655       17,383
  Amortization of deferred loan costs ................................................         747        1,025
  Write-off of deferred loan costs ...................................................          (6)          --
Changes in assets, (increase) decrease in:
  Restricted cash ....................................................................        (293)          12
  Other assets .......................................................................       4,581       (1,775)
  Deferred charges ...................................................................          --        1,652
Changes in liabilities, increase (decrease) in:
  Accrued interest payable ...........................................................       4,379         (403)
  Accounts payable and accrued expenses ..............................................       7,550       11,210
  Security deposits and prepaid rents ................................................          93          286
                                                                                         ---------    ---------
Net cash provided by operating activities ............................................      81,091       67,688
                                                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction and acquisition of real estate assets, net of payables ................    (117,177)    (139,152)
  Proceeds from sale of assets .......................................................      23,111       12,196
  Capitalized interest ...............................................................      (5,879)      (3,000)
  Recurring capital expenditures .....................................................      (2,932)      (2,084)
  Corporate additions and improvements ...............................................      (1,185)        (491)
  Non-recurring capital expenditures .................................................        (534)      (1,070)
  Revenue generating capital expenditures ............................................      (4,775)        (392)
  Net cash (used in) investing activities ............................................    (109,371)    (133,993)
                                                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of financing costs .........................................................      (2,352)      (2,201)
  Debt proceeds ......................................................................     212,440      232,833
  Proceeds from sale of notes ........................................................     131,000      123,438
  Debt payments ......................................................................    (267,122)    (255,168)
  Proceeds from contributions from PPI related to Dividend Reinvestment
    and Employee Stock Purchase Plans ................................................       6,934        6,436
  Distributions paid to preferred unitholders ........................................      (3,187)          --
  Distributions paid to common unitholders ...........................................     (47,047)     (42,064)
                                                                                         ---------    ---------
  Net cash provided by financing activities ..........................................      30,666       63,274
                                                                                         ---------    ---------
  Net increase (decrease) in cash and cash equivalents ...............................       2,386       (3,031)
  Cash and cash equivalents, beginning of period .....................................         233        9,008
                                                                                         ---------    ---------
  Cash and cash equivalents, end of period ...........................................   $   2,619    $   5,977
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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)


1.       ORGANIZATION AND FORMATION OF THE COMPANY

         ORGANIZATION AND FORMATION OF THE COMPANY
         Post Apartment Homes, L.P. (the "Company"), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for Post Properties, Inc. ("PPI").

         PPI elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

         BASIS OF PRESENTATION
         The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 1996.

2.       NOTES PAYABLE

         On January 29, 1997, the Company established a program for the sale of up to $175,000 aggregate principal amount of Medium-Term Notes due nine months or more from date of issue (the "MTNs").

         The following table sets forth MTNs issued and outstanding as of September 30, 1997:


                 ISSUE                                     INTEREST           MATURITY
                  DATE                   AMOUNT              RATE               DATE
            ---------------            ----------       ---------------      ----------
            March 3, 1997               $ 30,000        LIBOR plus .25%      03/03/2000
            March 31, 1997                37,000             7.02%           04/02/2001
            March 31, 1997                13,000             7.30%           04/01/2004
            September 22, 1997            10,000             6.69%           09/22/2004
            September 22, 1997            25,000             6.78%           09/22/2005
            September 26, 1997            16,000             6.22%             12/31/99
                                        --------
                                        $131,000
                                        ========

         Proceeds from the MTNs were used to (i) prepay certain outstanding notes and (ii) paydown existing indebtedness outstanding under the Company's revolving line of credit (the "Revolver").

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

4.       EXTRAORDINARY ITEM

         The extraordinary item for the nine months ended September 30, 1997 resulted from costs associated with the early extinguishment of indebtedness.

5.       EARNINGS PER UNIT

         Primary earnings per common unit for income before extraordinary item, net of preferred distributions, and net income available to common unitholders has been computed by dividing income before extraordinary item, net of preferred distributions, and net income available to common unitholders by the weighted average number of common units outstanding. The weighted average number of common units outstanding utilized in the calculations are 27,333,506 and 26,928,896 for the three months ended September 30, 1997 and 1996, respectively and 27,249,259 and 26,855,322 for the nine months ended September 30, 1997 and 1996, respectively.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share." This pronouncement specifies the computation, presentation and disclosure requirements for earnings per share. The Company will be required to adopt this pronouncement for interim and fiscal periods ending after December 15, 1997. Management believes the adoption of this pronouncement will not have a material effect on the Company's earnings per unit.

6.       SUPPLEMENTAL CASH FLOW INFORMATION

         The Company committed to distribute $16,270 and $14,550 for the quarters ended September 30, 1997 and 1996, respectively.

7.       SUBSEQUENT EVENTS

         On October 24, 1997, Columbus Realty Trust ("Columbus"), a Texas real estate investment trust, was merged into a wholly owned subsidiary of PPI. At the time of merger, Columbus was operating 26 completed communities containing 6,296 apartment units and had an additional 5 communities under development that will contain 1,243 apartment units upon completion located in Dallas and Houston, Texas. Pursuant to the merger agreement, each outstanding share of Columbus common stock was converted into .615 shares of common stock of PPI, which resulted in the issuance of approximately 8.4 million shares of common stock of PPI. The merger is being accounted for as a purchase.

         On October 28, 1997, PPI sold 2,000,000 shares of 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock at a price of $25 per share. Proceeds from this offering were contributed to the Company in exchange for 2,000,000 Series B Preferred Partnership Units. The Company used the proceeds to repay outstanding indebtedness under the Revolver.

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

As of September 30, 1997, there were 27,344,356 units in the Company outstanding, of which 22,127,882, or 80.9%, were owned by PPI and 5,216,474, or 19.1% were owned by other limited partners (including certain officers and directors of PPI). As of September 30, 1997, there were 1,000,000 Perpetual Preferred Units outstanding, all of which were owned by PPI.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

The Company recorded net income available to common unitholders of $44,617, for the nine months ended September 30, 1997, an increase of 14.0% over the prior corresponding period primarily as a result of the the gain recognized from the sale of a community, increased rental rates for fully stabilized communities and an increase in apartment units placed in service.

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

As of September 30, 1997, the Company's portfolio of apartment communities consisted of the following: (i) 39 communities which were completed and stabilized for all of the current and prior year, (ii) eight communities which achieved full stabilization during the prior year, (iii) two communities which achieved full stabilization during 1997 and (iv) 11 communities in the development or lease-up stage.

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

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


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

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and nine months ended September 30, 1997 and 1996 is summarized as follows:

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                        SEPTEMBER 30,                   SEPTEMBER 30,
                                                ----------------------------    -----------------------------
                                                  1997       1996   % CHANGE      1997       1996    % CHANGE
                                                --------   -------- --------    --------   --------  --------
Rental and other revenue:
  Fully stabilized communities(1) ...........   $ 32,582   $ 32,359     0.7 %   $ 96,509   $ 95,801     0.7 %
  Communities stabilized during 1996 ........      7,873      7,015    12.2 %     23,358     15,193    53.7 %
  Development and lease-up
    communities(2) ..........................      4,214      1,127      --        8,827      3,141      --
  Sold communities(3) .......................         --      1,037      --        1,482      3,857      --
  Other revenue(4) ..........................        880      1,474   (40.3)%      2,500      3,351   (25.4)%
                                                --------   --------             --------   --------
                                                  45,549     43,012     5.9 %    132,676    121,343     9.3 %
                                                --------   --------             --------   --------

Property operating and maintenance expense
(exclusive of depreciation and amortization):
  Fully stabilized communities ..............     10,855     10,925    (0.6)%     31,605     31,465     0.4 %
  Communities stabilized during 1996 ........      2,346      2,256     4.0 %      6,891      5,347    28.9 %
  Development and lease-up
    communities .............................      1,465        530      --        3,592      1,251      --
  Sold communities ..........................         --        439      --          650      1,527      --
  Other expenses(5) .........................      1,568      1,744   (10.1)%      4,628      3,949    17.2 %
                                                --------   --------             --------   --------
                                                  16,234     15,894     2.1 %     47,366     43,539     8.8 %
                                                --------   --------             --------   --------

Revenue in excess of specified
   expense ..................................   $ 29,315   $ 27,118     8.1 %   $ 85,310   $ 77,804     9.6 %
                                                ========   ========             ========   ========
Recurring capital expenditures:(6)
  Carpet ....................................   $    384   $    332    15.7 %   $  1,040   $    743    40.0 %
  Other .....................................        644        360    78.9 %      1,892      1,341    41.1 %
                                                --------   --------             --------   --------
  Total .....................................   $  1,028   $    692    48.6 %   $  2,932   $  2,084    40.7 %
                                                ========   ========             ========   ========
Average apartment units in service ..........     18,608     17,751     4.8 %     18,454     16,965     8.8 %
                                                ========   ========             ========   ========
Recurring capital expenditures per
   apartment unit ...........................   $     55   $     39    41.0 %   $    159   $    123    29.3 %
                                                ========   ========             ========   ========

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


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

For the three and nine months ended September 30, 1997, rental and other revenue increased $2,537, or 5.9%, and $11,333, or 9.3%, respectively, compared to the same period in the prior year, primarily as a result of an increase in the average number of apartment units in service and increased rental rates and, for the nine month period, was partially offset by the sale of two communities. For the three and nine months ended September 30, 1997, property operating and maintenance expenses increased $340, or 2.1%, and $3,827, or 8.8%, respectively, compared to the same period in the prior year, due to an increase in the average number of apartment units in service and, for the nine month period, was partially offset by the sale of two communities.

For the three and nine months ended September 30, 1997, recurring capital expenditures increased $336, or 48.6%, and $848, or 40.7%, respectively, compared to the same period in the prior year, primarily due to the increase in the average number of apartment units in service and the timing of scheduled capital improvements.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


FULLY STABILIZED COMMUNITIES

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 39 communities containing an aggregate of 14,164 units which were fully stabilized as of January 1, 1996, is summarized as follows:


                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                             ----------------------------    ----------------------------
                                               1997       1996   % CHANGE      1997       1996   % CHANGE
                                             -------    -------  --------    -------    -------  --------
Rental and other revenue .................   $32,582    $32,359      0.7 %   $96,509    $95,801     0.7%
Property operating and maintenance expense
  (exclusive of depreciation and
  amortization) ..........................    10,855     10,925     (0.6)%    31,605     31,465     0.4%
                                             -------    -------              -------    -------
Revenue in excess of specified expense ...   $21,727    $21,434      1.4 %   $64,904    $64,336     0.9%
                                             =======    =======              =======    =======

Recurring capital expenditures:(1)
  Carpet .................................   $   354    $   287     23.3 %   $   933    $   660    41.4%
  Other ..................................       740         75    886.7 %     1,842        999    84.4%
                                             -------    -------              -------    -------
    Total ................................   $ 1,094    $   362    202.2 %   $ 2,775    $ 1,659    67.3%
                                             =======    =======              =======    =======

Recurring capital expenditures per
  apartment unit(2) ......................   $    77    $    26    196.2 %   $   196    $   117    67.5%
                                             =======    =======              =======    =======

Average economic occupancy(3) ............      95.5%      96.2%                94.5%      95.8%
                                             -------    -------              -------    -------
Average monthly rental rate per
  apartment unit(4) ......................   $   779    $   770      1.2 %   $   776    $   763     1.7%
                                             =======    =======              =======    =======
Apartment units in service ...............    14,164     14,164               14,164     14,164
                                             =======    =======              =======    =======

(1) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.
(2) In addition to such capitalized expenditures, the Company expensed $200 and $213 per unit on building maintenance (inclusive of direct salaries) and $57 and $56 per unit on landscaping (inclusive of direct salaries) for the three months ended September 30, 1997 and 1996, respectively and $529 and $587 per unit on building maintenance (inclusive of direct salaries) and $176 and $172 per unit on landscaping (inclusive of direct salaries) for the nine months ended September 30, 1997 and 1996, respectively.
(3) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, including these amounts would have been 94.5% and 95.7% for the three months ended September 30, 1997 and 1996, respectively and 93.7% and 95.3% for the nine months ended September 30, 1997 and 1996, respectively.) For the three months ended September 30, 1997 and 1996, concessions were $244 and $120 and employee discounts were $67 and $61, respectively, and for the nine months ended September 30, 1997 and 1996, concessions were $556 and $260 and employee discounts were $201 and $199, respectively.
(4) Average monthly rental rate is defined as the average of the gross actual rental rates for occupied units and the anticipated rental rates for unoccupied units.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


For the three and nine months ended September 30, 1997, rental and other revenue increased $223, or 0.7%, and $708, or 0.7%, respectively, compared to the same period in the prior year, due to higher rental rates partially offset by lower occupancy. For the three months ended September 30, 1997, property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $70, or 0.6%, compared to the same period in the prior year, primarily as a result of decreases in property level general and administrative expenses, expensed property improvements and real estate taxes. For the nine months ended September 30, 1997, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $140, or 0.4%, compared to the same period in the prior year, primarily due to increased advertising and promotion efforts and an increase in building repair and maintenance expense partially offset by the decreases in expensed property improvements and real estate taxes.

For the three and nine months ended September 30, 1997, recurring capital expenditures per apartment unit increased $51, or 196.2% and $79, or 67.5% compared to the same periods in the prior year, primarily due to the timing of carpet replacements and other recurring capital expenditures for communities.

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

For the three and nine months ended September 30, 1997 and 1996, respectively, the "lease-up deficit" charged to and included in results of operations is summarized as follows:


                                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,
                                                           ------------------   -----------------
                                                              1997     1996       1997     1996
                                                             -----    -----      -----    -----
Rental and other revenue .................................   $ 111    $ 574      $ 111    $ 868
Property operating and maintenance expense (exclusive
  of depreciation and amortization) ......................     119      469        184      689
                                                             -----    -----      -----    -----
Revenue (expense) in excess of specified
  expense/revenue ........................................      (8)     105        (73)     179
Interest expense .........................................     (80)    (338)      (135)    (587)
                                                             -----    -----      -----    -----
Lease-up deficit .........................................   $ (88)   $(233)     $(208)   $(408)
                                                             =====    =====      =====    =====

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through two of its subsidiaries, RAM Partners, Inc. ("RAM") and Post Asset Management, Inc. ("Post Asset Management").

The operating performance of RAM and Post Asset Management for the three and nine months ended September 30, 1997 and 1996 is summarized as follows:


RAM PARTNERS, INC.

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                          ---------------------------   -------------------------
                                           1997     1996     % CHANGE    1997     1996   % CHANGE
                                          ------   ------    --------   ------   ------  --------
Property management and other
  revenue .............................   $  625   $  650      (3.9)%   $1,698   $1,959   (13.3)%
Property management expense ...........      316      345      (8.4)%      894      998   (10.4)%
General and administrative expense ....      154      135      14.1 %      353      365    (3.3)%
                                          ------   ------               ------   ------
Revenue in excess of specified
  expense .............................   $  155   $  170      (8.8)%   $  451   $  596   (24.3)%
                                          ======   ======               ======   ======
Average apartment units managed .......    8,461    9,523     (11.2)%    8,470    9,614   (11.9)%
                                          ======   ======               ======   ======

The decrease in property management revenues in excess of specified expense for the three and nine months ended September 30, 1997 compared to the same periods in the prior year is primarily attributable to the decrease in the average number of units managed.


POST ASSET MANAGEMENT                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                            SEPTEMBER 30,              SEPTEMBER 30,
                                      ------------------------   -----------------------
                                       1997    1996   % CHANGE    1997    1996  % CHANGE
                                      -----   -----   --------   -----   -----  --------
Property management and other
  revenue ........................... $  25   $  74    (66.2)%   $  73   $ 243    (70.0)%
Property management expense .........    13      59    (78.0)%      32     201    (84.1)%
General and administrative expense ..     5      19    (73.7)%      23      44    (47.7)%
                                      -----   -----              -----   -----
Revenue in excess of specified
   expense .......................... $   7   $  (4)   275.0 %   $  18   $  (2)   100.0 %
                                      =====   =====              =====   =====
Average apartment units managed .....   260     563    (53.8)%     260     563    (53.8)%
                                      =====   =====              =====   =====

Property management revenues and the related expenses decreased for the three and nine months ended September 30, 1997, compared to the same periods in 1996, primarily due to the reduction in the average number of apartment units managed. This reduction was primarily due to four management contracts which were terminated; two effective January 1996, one effective July 1996 and one effective September 1996. As of September 30, 1997, Post Asset Management provided management services to one Post(R) community, containing 260 apartment units. On October 31, 1997, the Company terminated the final management contract.

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Services, Inc. ("Post Landscape Services").

The operating performance of Post Landscape Services for the three and nine months ended September 30, 1997 and 1996 is summarized as follows:


                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                          SEPTEMBER 30,               SEPTEMBER 30,
                                  -------------------------    --------------------------
                                   1997     1996   % CHANGE     1997     1996    % CHANGE
                                  ------   ------  --------    ------   ------   --------
Landscape services and other
 revenue ........................ $1,347   $1,199     12.3%    $3,823   $3,467     10.3%
Landscape services expense ......    939      900      4.3%     2,687    2,558      5.0%
General and administrative
  expense .......................    148      113     31.0%       430      318     35.2%
                                  ------   ------              ------   ------
Revenue in excess of specified
  expense ....................... $  260   $  186     39.8%    $  706   $  591     19.5%
                                  ======   ======              ======   ======

The increase in landscape services revenue in excess of specified expense for the three and nine months ended September 30, 1997, compared to the same periods in 1996, is primarily due to increases in landscape contracts.

OTHER REVENUES AND EXPENSES

Depreciation of real estate assets increased $456, or 7.8%, and $2,224, or 13.3%, for the three and nine months ended September 30, 1997, compared to the same periods in the prior year, due to the addition of depreciable real estate assets.

The extraordinary item of $93 for the nine months ended September 30, 1997 resulted from the costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's net cash provided by operating activities increased from $67,688 for the nine months ended September 30, 1996 to $81,091 for the nine months ended September 30, 1997, principally due to increases in the Company's income before depreciation. Net cash used in investing activities decreased from $133,993 in the nine months ended September 30, 1996 to $109,371 in the nine months ended September 30, 1997, principally due to a reduction in construction spending and an increase in proceeds provided by the sale of assets. The Company's net cash provided by financing activities decreased from $63,274 in the nine months ended September 30, 1996 to $30,666 in the nine months ended September 30, 1997, primarily due to decreased debt proceeds, increased debt payments and dividends paid to preferred unitholders.

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

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


At September 30, 1997, the Company had total indebtedness of $510,637 and cash and cash equivalents of $2,619. The Company's indebtedness includes approximately $14,109 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $154,528, senior unsecured notes of $306,000 and borrowings under unsecured lines of credit of approximately $36,000.

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

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


Medium Term Notes

On January 29, 1997, the Company established a program for the sale of up to $175,000 aggregate principal amount of Medium-Term Notes due nine months or more from date of issue (the "MTNs").

         The following table sets forth MTNs issued and outstanding as of September 30, 1997:


      ISSUE                                      INTEREST             MATURITY
      DATE                    AMOUNT               RATE                 DATE
-----------------            --------         ---------------        ----------
March 3, 1997                $ 30,000         LIBOR plus .25%        03/03/2000
March 31, 1997                 37,000              7.02%             04/02/2001
March 31, 1997                 13,000              7.30%             04/01/2004
September 22, 1997             10,000              6.69%             09/22/2004
September 22, 1997             25,000              6.78%             09/22/2005
September 26, 1997             16,000              6.22%               12/31/99
                             --------
                             $131,000
                             ========

Tax Exempt Bonds
On June 29, 1995, the Company replaced the bank letters of credit providing credit enhancement for twelve of its outstanding tax-exempt bonds and three of its economically defeased tax-exempt bonds. Under an agreement with the Fannie Mae ("FNMA"), FNMA now provides, directly or indirectly through other bank letters of credit, credit enhancement with respect to such bonds. Under the terms of such agreement, FNMA has provided replacement credit enhancement through 2025 for nine bond issues, aggregating $141,230, which were reissued, and has agreed, subject to certain conditions, to provide credit enhancement through June 1, 2025 for up to an additional $94,650 with respect to four other bond issues which mature and may be refunded in 1998. The agreement with FNMA contains representations, covenants, and events of default customary to such secured loans.

Refundable Tax Exempt Bonds
The Company has previously issued tax-exempt bonds, secured by certain communities, totaling $235,880 of which $81,352 has been economically defeased, leaving $154,528 of principal amount of tax-exempt bonds outstanding at September 30, 1997 of which $141,230 of the bonds outstanding has been reissued with a maturity of June 1, 2025. The remaining outstanding bonds, together with the economically defeased bonds, mature and may be reissued during 1998. The Company has chosen economic defeasance of the bond obligations rather than a legal defeasance in order to preserve the legal right to refund such obligations on a tax-exempt basis at the stated maturity if the Company then determines that such refunding is beneficial.

The following table shows the amount of bonds (both defeased and outstanding) at September 30, 1997, which the Company may reissue during the years 1998 and 2025:


                                     DEFEASED    OUTSTANDING    TOTAL REISSUE
                                     PORTION       PORTION         CAPACITY
                                     --------    -----------    -------------
                           1998        81,352         13,298           94,650
                           2025            --        141,230          141,230
                                     --------    -----------    -------------
                                     $ 81,352    $   154,528    $     235,880
                                     ========    ===========    =============

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


Schedule of Indebtedness

The following table reflects the Company's indebtedness at September 30, 1997:

                                                                                                 Maturity           Principal
Description                                 Location            Interest Rate                      Date(1)           Balance
------------------------------------     -------------   ---------------------------          --------------       ----------
TAX EXEMPT FIXED RATE (SECURED)
Post Court(R).......................     Atlanta, GA         7.5% + .575%(2)(3)                  06/01/98(4)          13,298
                                                                                                                    --------
                                                                                                                      13,298
                                                                                                                    --------
CONVENTIONAL FIXED RATE (SECURED)
Post Summit(R)......................     Atlanta, GA               7.72%                          02/01/98             5,267
Post River(R).......................     Atlanta, GA               7.72%                          03/01/98             5,822
Post Hillsboro Village..............     Nashville, TN             9.20%                        10/01/2001             3,020
                                                                                                                    --------
                                                                                                                      14,109
                                                                                                                    --------
TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R) Series 1995.........     Atlanta, GA     "AAA" NON-AMT + .575%(2)(3)            06/01/2025             9,895
Post Valley(R) Series 1995..........     Atlanta, GA     "AAA" NON-AMT + .575%(2)(3)            06/01/2025            18,600
Post Brook(R) Series 1995...........     Atlanta, GA     "AAA" NON-AMT + .575%(2)(3)            06/01/2025             4,300
Post Village(R) (Atlanta) Hills
  Series 1995.......................     Atlanta, GA     "AAA" NON-AMT + .575%(2)(3)            06/01/2025             7,000
Post Mill(R) Series 1995............     Atlanta, GA     "AAA" NON-AMT + .575%(2)(3)            06/01/2025            12,880
Post Canyon(R) Series 1996..........     Atlanta, GA     "AAA" NON-AMT + .575%(2)(3)            06/01/2025            16,845
Post Corners(R) Series 1996.........     Atlanta, GA     "AAA" NON-AMT + .575%(2)(3)            06/01/2025            14,760
Post Bridge(R)......................     Atlanta, GA     "AAA" NON-AMT + .575%(2)(3)            06/01/2025            12,450
Post Village(R) (Atlanta) Gardens...     Atlanta, GA     "AAA" NON-AMT + .575%(2)(3)            06/01/2025            14,500
Post Chase(R).......................     Atlanta, GA     "AAA" NON-AMT + .575%(2)(3)            06/01/2025            15,000
Post Walk(R)........................     Atlanta, GA     "AAA" NON-AMT + .575%(2)(3)            06/01/2025            15,000
                                                                                                                    --------
                                                                                                                     141,230
                                                                                                                    --------
SENIOR NOTES (UNSECURED)
Medium Term Notes...................         N/A                   6.22%                          12/31/99            16,000
Medium Term Notes...................         N/A               LIBOR + .25%                     03/03/2000            30,000
Northwestern Mutual Life............         N/A                   8.21%                        06/07/2000            30,000
Medium Tern Notes...................         N/A                   7.02%                        04/02/2001            37,000
Northwestern Mutual Life............         N/A                   8.37%                        06/07/2002            20,000
Senior Notes........................         N/A                   7.25%                        10/01/2003           100,000
Medium Term Notes...................         N/A                   7.30%                        04/01/2004            13,000
Medium Term Notes...................         N/A                   6.69%                        09/22/2004            10,000
Medium Term Notes...................         N/A                   6.78%                        09/22/2005            25,000
Senior Notes........................         N/A                   7.50%                        10/01/2006            25,000
                                                                                                                    --------
                                                                                                                     306,000
                                                                                                                    --------
LINES OF CREDIT (UNSECURED)
Revolver............................         N/A         LIBOR + .675% or prime minus .25%(05)  05/01/2000            16,000
Cash Management Line................         N/A         LIBOR + .675% or prime minus .25%        06/26/98            20,000
                                                                                                                    --------
                                                                                                                      36,000
                                                                                                                    --------
TOTAL...............................                                                                                $510,637
                                                                                                                    ========

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.
(2)      Bond financed (interest rate on bonds + credit enhancement fees).
(3) These bonds are also secured by Post Fountains at Lee Vista(R), Post Lake(R) (Orlando) and the Fountains and Meadows of Post Village(R) for which the Company has economically defeased their respective bond indebtedness.
(4) Subject to certain conditions at re-issuance, the credit enhancement runs to June 1, 2025.
(5) Represents stated rate. The Company may also make "money market" loans of up to $90,000 at rates below the stated rate.

Sale of Preferred Stock

On October 28, 1997, PPI sold 2,000,000 shares of 7.625% Series B Cumulative Redeemable Perpetual Preferred Stock at a price of $25 per share. Proceeds from this offering were contributed to the Company in exchange for 2,000,000 Series B Preferred Partnership Units. The Company used the proceeds to repay outstanding indebtedness under the Revolver.

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

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


Current Development Activity

The Company's apartment communities under development or in initial lease-up are summarized in the following table:


                                                              ACTUAL OR       ACTUAL OR         UNITS
                                                              ESTIMATED       ESTIMATED         LEASED
                                             QUARTER OF        QUARTER         QUARTER          AS OF
                                    # OF    CONSTRUCTION     FIRST UNITS    OF STABILIZED    NOVEMBER 10,
METROPOLITAN AREA                   UNITS   COMMENCEMENT      AVAILABLE       OCCUPANCY          1997
-----------------                   -----   ------------      ---------       ---------          ----
Atlanta, GA
-----------
Post Collier Hills(TM)                396       4Q'95            4Q'96           4Q'97            395
Post Glen(R)                          314       1Q'96            1Q'97           1Q'98            296
Post Lindbergh(TM)                    396       3Q'96            3Q'97           1Q'99             45
Post Gardens(R)                       397       3Q'96            4Q'97           1Q'99            n/a
Riverside by Post(TM)- Phase I        205       3Q'96            2Q'98           1Q'00            n/A
Post River(R)- Phase II                88       1Q'97            4Q'97           2Q'98            n/a
Post Ridge(TM)                        232       1Q'97            4Q'97           4Q'98            n/a
Post Briarcliff(TM)- Phase I          388       2Q'97            1Q'98           2Q'99            n/a
                                    -----                                                       -----
                                    2,416                                                         736
                                    -----                                                       -----

Tampa, FL
---------
Post Rocky Point(R)- Phase II         174       4Q'96            2Q'97           4Q'97            133
Post Rocky Point(R)- Phase III        290       2Q'97            1Q'98           1Q'99            n/a
Post Harbour Island(TM)               210       3Q'97            3Q'98           2Q'99            n/a
                                    -----                                                       -----
                                      674                                                         133
                                    -----                                                       -----

Charlotte, NC
-------------
Post Park at Phillips Place(TM)       402       4Q'95            4Q'96           1Q'98            365
                                    -----                                                       -----

Nashville, TN
-------------
Post Hillsboro Village(TM)            201       1Q'97            3Q'97           2Q'98             90
                                    -----                                                       -----

Dallas, TX(1)
----------
Addison Circle I                      460       1Q'96            3Q'97           4Q'97            363
Cole's Corner                         186       3Q'96            3Q'97           1Q'98            141
Heights of State Thomas               198       4Q'96            4Q'97           2Q'98             23
American Beauty Mill                   82       2Q'97            1Q'98           3Q'98            n/a
                                    -----                                                       -----
                                      926                                                         527
                                    -----                                                       -----

Houston, TX(1)
-----------
Rice Hotel                            317       1Q'97            1Q'98           4Q'98             91
                                    -----                                                       -----

                                    4,936                                                       1,942
                                    =====                                                       =====


(1) The communities under development in Dallas and Houston, Texas were acquired through the merger with Columbus Realty Trust. See "-Recent Developments."

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

Acquisition of assets and community improvement expenditures for the nine months ended September 30, 1997 and 1996 are summarized as follows:


                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
New community development and acquisition activity .....    $123,056   $142,152
Non-recurring capital expenditures:
      Revenue generating additions and improvements ....       4,775        392
      Other community additions and improvements .......         534      1,070
Recurring capital expenditures:
      Carpet replacements ..............................       1,040        743
      Community additions and improvements .............       1,892      1,341
      Corporate additions and improvements .............       1,185        491
                                                            --------   --------
                                                            $132,482   $146,189
                                                            ========   ========

RECENT DEVELOPMENTS

On October 24, 1997, Columbus Realty Trust ("Columbus"), a Texas real estate investment trust, was merged into a wholly owned subsidiary of PPI. At the time of the merger, Columbus was operating 26 completed communities containing 6,296 apartment units and had an additional 5 communities under development that will contain 1,243 apartment units upon completion located in Dallas and Houston, Texas. Pursuant to the merger agreement, each outstanding share of Columbus common stock was converted into .615 shares of common stock of PPI, which resulted in the issuance of approximately 8.4 million shares of common stock of PPI. The merger is being accounted for as a purchase.

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

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


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

FFO and CAD for the three and nine months ended September 30, 1997 and 1996 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                  ----------------------------    ----------------------------
                                                      1997            1996            1997            1996
                                                  ------------    ------------    ------------    ------------
Net income available to common unitholders ....   $     14,721    $     14,277    $     44,617    $     39,152
 Extraordinary item ...........................             --              --              75              --
 Net gain on sale of assets ...................             --            (854)         (3,512)           (854)
                                                  ------------    ------------    ------------    ------------
   Adjusted net income ........................         14,721          13,423          41,198          38,298
 Depreciation of real estate assets ...........          6,333           5,877          18,897          16,673
                                                  ------------    ------------    ------------    ------------
Funds from Operations(1) ......................         21,054          19,300          60,095          54,971
 Recurring capital expenditures(2) ............         (1,028)           (692)         (2,932)
                                                                                                        (2,084)
 Non-recurring capital expenditures(3) ........            (41)           (531)           (534)
                                                                                                        (1,070)
 Loan amortization payments ...................            (47)            (55)           (149)           (160)
                                                  ------------    ------------    ------------    ------------
Cash Available for Distribution ...............   $     19,938    $     18,022    $     56,480    $     51,657
                                                  ============    ============    ============    ============

Revenue generating capital expenditures(4) ....   $      1,279    $        156    $      4,775    $        392
                                                  ============    ============    ============    ============
Cash Flow Provided By (Used In):
Operating activities ..........................   $     27,241    $     24,280    $     81,091    $     67,688
Investing activities ..........................   $    (47,775)   $    (35,823)   $   (109,371)   $   (133,993)
Financing activities ..........................   $     21,382    $     15,896    $     30,666    $     63,274

Weighted average common units outstanding .....     27,333,506      26,928,896      27,249,259      26,855,322
                                                  ============    ============    ============    ============

POST APARTMENT HOMES, L.P.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT AND APARTMENT UNIT DATA)


(1) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO which was adopted for periods beginning after January 1, 1996. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
(2) Recurring capital expenditures consisted primarily of $384 and $332 of carpet replacement and $644 and $360 of other additions and improvements to existing communities for the three months ended September 30, 1997 and 1996, respectively, and $1,040 and $743 of carpet replacement and $1,892 and $1,341 of other additions and improvements to existing communities for the nine months ended September 30, 1997 and 1996, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $414 and $152 for the three months ended September 30, 1997 and 1996, respectively, and $1,185 and $491 for the nine months ended September 30, 1997 and 1996, respectively, are excluded from the calculation of CAD.
(3) Non-recurring capital expenditures consisted of community additions and improvements of $41 and $531 for the three months ended September 30, 1997 and 1996, respectively, and $534 and $1,070 for the nine months ended September 30, 1997 and 1996, respectively.
(4) Revenue generating capital expenditures included a major renovation of communities in the amount of $556 and $156, for the three months ended September 30, 1997 and 1996, respectively, and $3,137 and $392 for the nine months ended September 30, 1997 and 1996, respectively, and submetering of water service to communities in the amount of $723 and $1,638 for the three and nine months ended September 30, 1997, respectively.

PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27.  Financial Data Schedule (for SEC filing purposes only).

     The registrant agrees to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

     (b) Reports on Form 8-K

     Reports on Form 8-K filed on August 6, 1997 and September 17, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               POST APARTMENT HOMES L.P.
                               By: Post G.P. Holdings, Inc., as General Partner



                               /s/ John T. Glover
November 13, 1997              -------------------------------
-------------------            John T. Glover, President
      (Date)                   (Principal Financial Officer)





                               /s/ Timothy A. Peterson
November 13, 1997              -------------------------------
-------------------            Timothy A. Peterson, Vice President and Treasurer
      (Date)                   (Principal Accounting Officer)