Form 10-Q
period 2000-06-30
POST APARTMENT HOMES LP; POST PROPERTIES INC
filed 2000-08-14
CIK 1012271, 903127

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            -------------------------
                                    FORM 10-Q
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from    to
                   Commission file numbers 1-12080 and 0-28226
                            ------------------------

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.
             (Exact name of registrant as specified in its charter)

             GEORGIA                                         58-1550675

             GEORGIA                                         58-2053632
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                   4401 NORTHSIDE PARKWAY, SUITE 800, ATLANTA, GEORGIA 30327
              (Address of principal executive offices -- zip code)

                                 (404) 846-5000
              (Registrant's telephone number, including area code)

           3350 CUMBERLAND CIRCLE, SUITE 2200, ATLANTA, GEORGIA 30339
        (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Post Properties, Inc.               Yes [X]   No [ ]
Post Apartment Homes, L.P.          Yes [X]   No [ ]

                            ------------------------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         39,560,156 shares of common stock outstanding as of August 10, 2000 (excluding treasury stock).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              POST PROPERTIES, INC.
                           POST APARTMENT HOMES, L.P.

                                      INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I   FINANCIAL INFORMATION
         ITEM 1  FINANCIAL STATEMENTS

         POST PROPERTIES, INC.
             Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999 ............    1
             Consolidated Statements of Operations for the three and six months ended
                June 30, 2000 and 1999 ........................................................    2
             Consolidated Statement of Shareholders' Equity and Accumulated Earnings for the
                six months ended June 30, 2000 ................................................    3
             Consolidated Statements of Cash Flows for the six months ended
                June 30, 2000 and 1999 ........................................................    4
             Notes to Consolidated Financial Statements .......................................    5

         POST APARTMENT HOMES, L.P.
             Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999 ............   10
             Consolidated Statements of Operations for the three and six months ended
                June 30, 2000 and 1999 ........................................................   11
             Consolidated Statement of Partners' Equity for the six months ended
                June 30, 2000 .................................................................   12
             Consolidated Statements of Cash Flows for the six months ended
                June 30, 2000 and 1999 ........................................................   13
             Notes to Consolidated Financial Statements .......................................   14

         ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS ...................................................................   18

         ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...................   29

PART II  OTHER INFORMATION ....................................................................   30

         ITEM 1  LEGAL PROCEEDINGS
         ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS
         ITEM 3  DEFAULTS UPON SENIOR SECURITIES
         ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDER
         ITEM 5  OTHER INFORMATION
         ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

         SIGNATURES ...........................................................................   31

                              POST PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       JUNE 30,           DECEMBER 31,
                                                                                         2000                1999
                                                                                     -----------          ------------
                                                                                     (UNAUDITED)
ASSETS
   Real estate:
     Land ..................................................................         $   294,448          $   277,784
     Building and improvements .............................................           1,681,015            1,574,158
     Furniture, fixtures and equipment .....................................             165,561              137,602
     Construction in progress ..............................................             531,250              576,361
     Land held for future development ......................................              21,181               16,880
                                                                                     -----------          -----------
                                                                                       2,693,455            2,582,785
   Less: accumulated depreciation ..........................................            (327,195)            (303,016)
     Assets held for sale ..................................................              50,579                   --
                                                                                     -----------          -----------
   Real estate assets ......................................................           2,416,839            2,279,769
   Cash and cash equivalents ...............................................              15,214                5,870
   Restricted cash .........................................................               1,502                1,380
   Deferred charges, net ...................................................              21,103               20,820
   Other assets ............................................................              59,010               42,334
                                                                                     -----------          -----------
     Total assets ..........................................................         $ 2,513,668          $ 2,350,173
                                                                                     ===========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Notes payable ...........................................................         $ 1,125,028          $   989,583
   Accrued interest payable ................................................               9,054                9,160
   Dividends and distributions payable .....................................              37,367               31,285
   Accounts payable and accrued expenses ...................................              71,848               59,780
   Security deposits and prepaid rents .....................................              10,066                9,023
                                                                                     -----------          -----------
     Total liabilities .....................................................           1,253,363            1,098,831
                                                                                     -----------          -----------
   Minority interest of preferred unitholders in Operating Partnership .....              70,000               70,000
   Minority interest of common unitholders in Operating Partnership ........             121,653              122,480
   Shareholders' equity
     Preferred stock, $.01 par value, 20,000,000 authorized:
     8 1/2% Series A Cumulative Redeemable Shares, liquidation
       preference $50 per share, 1,000,000 shares issued and outstanding ...                  10                   10
     7 5/8% Series B Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and outstanding ...                  20                   20
     7 5/8% Series C Cumulative Redeemable Shares, liquidation
       preference $25 per share, 2,000,000 shares issued and outstanding ...                  20                   20
     Common stock, $.01 par value, 100,000,000 authorized,
       39,411,256 and 38,834,323 shares issued and outstanding at
       June 30, 2000 and December 31, 1999, respectively ...................                 394                  388
     Additional paid-in capital ............................................           1,070,644            1,058,424
     Accumulated earnings ..................................................                  --                   --
                                                                                     -----------          -----------
                                                                                       1,071,088            1,058,862
     Less common stock in treasury at cost, 54,497 shares ..................              (2,436)                  --
                                                                                     -----------          -----------
     Total shareholders' equity ............................................           1,068,652            1,058,862
                                                                                     -----------          -----------
     Total liabilities and shareholders' equity ............................         $ 2,513,668          $ 2,350,173
                                                                                     ===========          ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              POST PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                            JUNE 30,                          JUNE 30,
                                                                  ----------------------------      ----------------------------
                                                                      2000            1999              2000            1999
                                                                  -----------      -----------      -----------      -----------
REVENUE:
  Rental ....................................................     $    90,243      $    78,098      $   178,067      $   153,683
  Property management - third-party .........................             933              768            1,841            1,639
  Landscape services - third-party ..........................           2,999            2,508            5,101            4,238
  Interest ..................................................             448              305              987              370
  Other .....................................................           4,859            3,825            8,929            6,465
                                                                  -----------      -----------      -----------      -----------
      Total revenue .........................................          99,482           85,504          194,925          166,395
                                                                  -----------      -----------      -----------      -----------
EXPENSES:
  Property operating and maintenance expense
    (exclusive of items shown separately below) .............          32,238           28,305           62,890           54,674
  Depreciation expense ......................................          16,430           14,285           33,436           26,995
  Property management - third-party .........................             730              706            1,518            1,425
  Landscape services - third-party ..........................           2,479            2,114            4,484            3,774
  Interest ..................................................          12,062            8,150           22,763           15,368
  Amortization of deferred loan costs .......................             400              370              784              706
  General and administrative ................................           1,669            1,765            4,166            4,148
  Minority interest in consolidated property partnerships ...            (260)             185             (815)             276
                                                                  -----------      -----------      -----------      -----------
      Total expense .........................................          65,748           55,880          129,226          107,366
                                                                  -----------      -----------      -----------      -----------
Income before net gain (loss) on sale of assets,
  minority interest of unitholders in Operating
  Partnership and extraordinary item ........................          33,734           29,624           65,699           59,029
Net gain (loss) on sale of assets ...........................             (18)             476              669           (1,091)
Minority interest of preferred unitholders in
  Operating Partnership .....................................          (1,400)              --           (2,800)              --
Minority interest of common unitholders in
  Operating  Partnership ....................................          (3,423)          (3,237)          (6,743)          (6,229)
                                                                  -----------      -----------      -----------      -----------
Income before extraordinary item ............................          28,893           26,863           56,825           51,709
Extraordinary item, net of minority interest of
  unitholders in Operating Partnership ......................              --               --               --             (458)
                                                                  -----------      -----------      -----------      -----------
Net income ..................................................          28,893           26,863           56,825           51,251
Dividends to preferred shareholders .........................          (2,969)          (2,969)          (5,938)          (5,938)
                                                                  -----------      -----------      -----------      -----------
Net income available to common shareholders .................     $    25,924      $    23,894      $    50,887      $    45,313
                                                                  ===========      ===========      ===========      ===========
EARNINGS PER COMMON SHARE - BASIC
  Income before extraordinary item (net of preferred
    dividend) ...............................................     $      0.66      $      0.62      $      1.30      $      1.19
  Extraordinary item ........................................              --               --               --            (0.01)
                                                                  -----------      -----------      -----------      -----------
  Net income available to common shareholders ...............     $      0.66      $      0.62      $      1.30      $      1.18
                                                                  ===========      ===========      ===========      ===========
Weighted average common shares outstanding ..................      39,294,234       38,357,308       39,160,002       38,253,833
                                                                  ===========      ===========      ===========      ===========

EARNINGS PER COMMON SHARE - DILUTED
  Income before extraordinary item (net of preferred
    dividend) ...............................................     $      0.65      $      0.61      $      1.28      $      1.18
  Extraordinary item ........................................              --               --               --            (0.01)
                                                                  -----------      -----------      -----------      -----------
  Net income available to common shareholders ...............     $      0.65      $      0.61      $      1.28      $      1.17
                                                                  ===========      ===========      ===========      ===========
  Weighted average common shares outstanding ................      40,130,580       38,940,186       39,753,796       38,685,353
                                                                  ===========      ===========      ===========      ===========
  Dividends declared ........................................     $      0.76      $      0.70      $      1.52      $      1.40
                                                                  ===========      ===========      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              POST PROPERTIES, INC.
               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND
                              ACCUMULATED EARNINGS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                             PREFERRED  COMMON    PAID-IN      ACCUMULATED   TREASURY
                                                              SHARES    SHARES    CAPITAL        EARNINGS     STOCK        TOTAL
                                                             ---------  ------   ----------    -----------   --------    -----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  DECEMBER 31, 1999 .......................................    $ 50     $388     $1,058,424     $     --     $    --     $1,058,862
  Proceeds from Dividend Reinvestment, Employee
   Stock Plan and Employee Stock Purchase Plans ...........      --        6         21,369           --          --         21,375
  Adjustment for minority interest of common unitholders
   in Operating Partnership at dates of capital
   transactions ...........................................      --       --           (315)          --          --           (315)
  Net income ..............................................      --       --             --       56,825          --         56,825
  Treasury stock acquisitions .............................      --       --             --           --      (2,436)        (2,436)
  Dividends to preferred shareholders .....................      --       --             --       (5,938)         --         (5,938)
  Dividends to common shareholders ........................      --       --         (8,834)     (50,887)         --        (59,721)
                                                               ----     ----     ----------     --------     -------     ----------
SHAREHOLDERS' EQUITY AND
  ACCUMULATED EARNINGS,
  JUNE 30, 2000 ...........................................    $ 50     $394     $1,070,644     $     --     $(2,436)    $1,068,652
                                                               ====     ====     ==========     ========     =======     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              POST PROPERTIES, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     -------------------------------
                                                                                         2000               1999
                                                                                     ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................................         $   56,825           $   51,251
Adjustments to reconcile net income to net cash provided by operating activities:
  Net (gain) loss on sale of assets ........................................               (669)               1,091
  Minority interest of preferred unitholders in Operating Partnership ......              2,800                   --
  Minority interest of common unitholders in Operating Partnership .........              6,743                6,229
  Extraordinary item, net of minority interest of unitholders
    in Operating Partnership ...............................................                 --                  458
  Depreciation .............................................................             33,436               26,995
  Amortization of deferred loan costs ......................................                784                  706
Changes in assets, (increase) decrease in:
  Restricted cash ..........................................................               (122)                (168)
  Other assets .............................................................            (16,676)             (10,070)
  Deferred charges .........................................................             (2,039)              (1,051)
Changes in liabilities, increase (decrease) in:
  Accrued interest payable .................................................               (106)                (143)
  Accounts payable and accrued expenses ....................................              7,005                3,203
  Security deposits and prepaid rents ......................................              1,043                  213
                                                                                     ----------           ----------
Net cash provided by operating activities ..................................             89,024               78,714
                                                                                     ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction and acquisition of real estate assets, net of payables ........           (174,263)            (134,855)
Net proceeds from sale of assets ...........................................             31,415               10,007
Capitalized interest .......................................................            (11,867)              (9,568)
Recurring capital expenditures .............................................             (4,462)              (4,679)
Corporate additions and improvements .......................................             (1,326)              (2,360)
Non-recurring capital expenditures .........................................             (1,438)              (1,013)
Revenue generating capital expenditures ....................................             (2,189)              (2,114)
                                                                                     ----------           ----------
Net cash used in investing activities ......................................           (164,130)            (144,582)
                                                                                     ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs .................................................                 --               (1,495)
Debt proceeds ..............................................................            200,000              155,000
Debt payments ..............................................................            (64,555)             (53,491)
Distributions to preferred unitholders .....................................             (2,800)                  --
Distributions to common unitholders ........................................             (7,582)              (7,041)
Proceeds from Dividend Reinvestment and
  Employee Stock Purchase Plans ............................................             19,268                9,051
Dividends paid to preferred shareholders ...................................             (2,969)              (5,938)
Dividends paid to common shareholders ......................................            (56,912)             (48,447)
                                                                                     ----------           ----------
Net cash provided by financing activities ..................................             84,450               47,639
                                                                                     ----------           ----------
Net increase (decrease) in cash and cash equivalents .......................              9,344              (18,229)
Cash and cash equivalents, beginning of period .............................              5,870               21,154
                                                                                     ----------           ----------
Cash and cash equivalents, end of period ...................................         $   15,214           $    2,925
                                                                                     ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

1.  ORGANIZATION AND FORMATION OF THE COMPANY

    ORGANIZATION AND FORMATION OF THE COMPANY

    Post Properties, Inc. (the "Company"), which was incorporated on January 25, 1984, is the successor by merger to the original Post Properties, Inc., a Georgia corporation which was formed in 1971. The Company was formed to develop, lease and manage upscale multi-family apartment communities.

    The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

    BASIS OF PRESENTATION

    The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the current year's financial statement presentation.

2.  NOTES PAYABLE

    Post Apartment Homes, L.P. (the "Operating Partnership") has established a program for the sale of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). A $30,000 Medium Term Note was repaid on March 3, 2000.

    On May 9, 2000, the Operating Partnership sold $25,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at the London Interbank Offer Rate ("LIBOR") plus .75% and mature on February 1, 2005. Net proceeds of $24,875 were used to repay outstanding indebtedness.

    On June 16, 2000, the Operating Partnership sold $150,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at 8.12% and mature on June 15, 2005. Net proceeds of $148,865 were used to repay outstanding indebtedness.

    As of June 30, 2000, the Operating Partnership had $360,000 aggregate principal amount of notes outstanding under the MTN Program.

3.  SALE OF ASSETS AND ASSETS HELD FOR SALE

    During the first quarter of 2000, the Company authorized the sale of five communities, one community in Atlanta, Georgia, three communities in Jackson, Mississippi and one commercial property in Dallas, Texas. In February 2000, the Company sold the 213 unit community in Atlanta, Georgia for $32,350. Net proceeds of approximately $31,400 were used to pay down outstanding indebtedness. At June 30, 2000, the remaining four properties consisting of land, building and improvements and furniture, fixtures and equipment were recorded at $50,579, which represented the lower of cost or fair value less costs to sell. The Company has recorded a gain on the sale of the Atlanta community, reduced by its best estimate of the effect of anticipated sales of the remaining properties in the statement of

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

    operations as net gain on the sale of assets of $669. The Company expects the sale of the remaining four properties to occur during the current fiscal year.

    For the three months ended June 30, 2000 and 1999, the consolidated statement of operations includes net income of $1,428 and $1,434, respectively, from communities held for sale at June 30, 2000. For the six months ended June 30, 2000 and 1999, the consolidated statement of operations includes net income of $2,730 and $2,789, respectively, from communities held for sale at June 30, 2000. Depreciation expense totaling $477 was recognized on these assets prior to the assets being classified as held for sale. Depreciation expense has not been recognized subsequent to the date of held for sale classification.

4.  EARNINGS PER SHARE

    For the three and six months ended June 30, 2000 and 1999, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share is as follows:

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             JUNE 30,                         JUNE 30,
                                                                  ----------------------------      ----------------------------
                                                                      2000             1999             2000            1999
                                                                  -----------      -----------      -----------      -----------
Basic and diluted income available to common
  shareholders (numerator):
  Income before extraordinary item ..........................     $    28,893      $    26,863      $    56,825      $    51,709
    Less: Preferred stock dividends .........................          (2,969)          (2,969)          (5,938)          (5,938)
                                                                  -----------      -----------      -----------      -----------
  Income available to common shareholders
    before extraordinary item ...............................     $    25,924      $    23,894      $    50,887      $    45,771
                                                                  ===========      ===========      ===========      ===========
Common shares (denominator):
  Weighted average shares outstanding - basic ...............      39,294,234       38,357,308       39,160,002       38,253,833
  Incremental shares from assumed conversion
    of options ..............................................         836,346          582,878          593,794          431,520
                                                                  -----------      -----------      -----------      -----------
  Weighted average shares outstanding - diluted .............      40,130,580       38,940,186       39,753,796       38,685,353
                                                                  ===========      ===========      ===========      ===========

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    Non-cash investing and financing activities for the six months ended June 30, 2000 and 1999 were as follows:

    During the six months ended June 30, 2000 and 1999, holders of 12,014 and 17,299 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of Common Stock of the Company on a one-for-one basis. These conversions and adjustments for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase and Option Plans and capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification increasing minority interest and decreasing shareholder's equity in the amount of $315 for the six months ended June 30, 2000 and decreasing minority interest and increasing shareholder's equity in the amount of $1,288 for the six months ended June 30, 1999.

6.  NEW ACCOUNTING PRONOUNCEMENTS

    On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended by FAS 137, "Deferral of the Effective Date of FAS 133," is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

    that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

    The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is required to be implemented in the fourth fiscal quarter of 2000. Management of the Company anticipates that the adoption of SAB 101 will not have a significant effect on the Company's results of operations or its financial position.

7.  SEGMENT INFORMATION

    SEGMENT DESCRIPTION

    The Company adopted SFAS No. 131, "Disclosure About the Segments of an Enterprise and Related Information" in the fourth quarter of 1998. SFAS No. 131 requires companies to present segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by the Company's chief operating decision makers to manage the business.

    The Company's chief operating decision makers focus on the Company's primary sources of income, which are property rental operations and third party services. Property rental operations are broken down into five segments based on the various stages in the property ownership lifecycle. Third party services are designated as one segment. The Company's five segments are further described as follows:

    Property Rental Operations

    - Fully stabilized communities - those communities which have been stabilized (the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

    - Communities stabilized during 1999 - communities which reached stabilized occupancy in the prior year.

    - Development and lease up communities - those communities which are in lease-up but were not stabilized by the beginning of the current year, including communities which stabilized during the current year.

    - Communities held for sale - those communities that are currently being actively marketed for sale.

    - Sold communities - communities which were sold in the current or prior year.

    Third Party Services - fee income and related expenses from the Company's apartment community management, landscaping and corporate apartment rental services.

    SEGMENT PERFORMANCE MEASURE

    Management uses contribution to funds from operations ("FFO") as the performance measure for its segments. Effective January 1, 2000, FFO is defined by the National Association of Real Estate Investment Trusts as net income available to common shareholders determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

    SEGMENT INFORMATION
    The following table reflects each segment's contribution to FFO together with a reconciliation of segment contribution to FFO, total FFO and income before extraordinary item and preferred dividends. Additionally, substantially all of the Company's assets relate to the Company's property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information is not reported internally at the segment level.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)

Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                            JUNE 30,                         JUNE 30,
                                                                  ---------------------------       ---------------------------
                                                                     2000             1999             2000             1999
                                                                  ----------       ----------       ----------       ----------
REVENUES
Fully stabilized communities ................................     $   64,709       $   62,068       $  128,560       $  123,159
Communities stabilized during 1999 ..........................         10,642            9,409           21,094           17,754
Development and lease-up communities ........................         12,105            3,229           21,463            5,404
Communities held for sale ...................................          2,093            2,014            4,063            3,967
Sold communities ............................................            224            2,013            1,513            3,766
Third party services ........................................          3,932            3,276            6,942            5,877
Other .......................................................          5,777            3,495           11,290            6,468
                                                                  ----------       ----------       ----------       ----------
Consolidated revenues .......................................     $   99,482       $   85,504       $  194,925       $  166,395
                                                                  ==========       ==========       ==========       ==========
CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities ................................     $   44,698       $   42,278       $   89,732       $   85,181
Communities stabilized during 1999 ..........................          7,362            6,337           14,411           11,743
Development and lease-up communities ........................          7,107            1,612           12,280            2,818
Communities held for sale ...................................          1,428            1,434            2,730            2,789
Sold communities ............................................            224            1,704            1,652            2,981
Third party services ........................................            723              456              940              678
                                                                  ----------       ----------       ----------       ----------
Contribution to FFO .........................................         61,542           53,821          121,745          106,190
                                                                  ----------       ----------       ----------       ----------

Other operating income, net of expense ......................            577              558              436              332
Depreciation on non-real estate assets ......................           (634)            (505)          (1,210)            (898)
Minority interest in consolidated property
   partnerships .............................................            260             (185)             815             (276)
Interest expense ............................................        (12,062)          (8,150)         (22,763)         (15,368)
Amortization of deferred loan costs .........................           (400)            (370)            (784)            (706)
General and administrative ..................................         (1,669)          (1,765)          (4,166)          (4,148)
Dividends to preferred shareholders .........................         (2,969)          (2,969)          (5,938)          (5,938)
                                                                  ----------       ----------       ----------       ----------
Total FFO ...................................................         44,645           40,435           88,135           79,188
                                                                  ----------       ----------       ----------       ----------
Depreciation on real estate assets ..........................        (15,280)         (13,780)         (31,174)         (26,097)
Net gain (loss) on sale of assets ...........................            (18)             476              669           (1,091)
Minority interest of common unitholders in
   Operating Partnership ....................................         (3,423)          (3,237)          (6,743)          (6,229)
Dividends to preferred shareholders .........................          2,969            2,969            5,938            5,938
                                                                  ----------       ----------       ----------       ----------
Income before extraordinary item
   and preferred dividends ..................................     $   28,893       $   26,863       $   56,825       $   51,709
                                                                  ==========       ==========       ==========       ==========

                           POST APARTMENT HOMES, L.P.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                       JUNE 30,          DECEMBER 31,
                                                                                         2000                1999
                                                                                     -----------         ------------
                                                                                     (UNAUDITED)
ASSETS
   Real estate:
     Land ..................................................................         $   294,448         $   277,784
     Building and improvements .............................................           1,681,015           1,574,158
     Furniture, fixtures and equipment .....................................             165,561             137,602
     Construction in progress ..............................................             531,250             576,361
     Land held for future development ......................................              21,181              16,880
                                                                                     -----------         -----------
                                                                                       2,693,455           2,582,785
     Less: accumulated depreciation ........................................            (327,195)           (303,016)
     Assets held for sale ..................................................              50,579                  --
                                                                                     -----------         -----------
   Real estate assets ......................................................           2,416,839           2,279,769
   Cash and cash equivalents ...............................................              15,214               5,870
   Restricted cash .........................................................               1,502               1,380
   Deferred charges, net ...................................................              21,103              20,820
   Other assets ............................................................              59,010              42,334
                                                                                     -----------         -----------
     Total assets ..........................................................         $ 2,513,668         $ 2,350,173
                                                                                     ===========         ===========
LIABILITIES AND PARTNERS' EQUITY
   Notes payable ...........................................................         $ 1,125,028         $   989,583
   Accrued interest payable ................................................               9,054               9,160
   Distributions payable ...................................................              37,367              31,285
   Accounts payable and accrued expenses ...................................              71,848              59,780
   Security deposits and prepaid rents .....................................              10,066               9,023
                                                                                     -----------         -----------
     Total liabilities .....................................................           1,253,363           1,098,831
                                                                                     -----------         -----------
   Partners' equity ........................................................           1,260,305           1,251,342
                                                                                     -----------         -----------
     Total liabilities and partners' equity ................................         $ 2,513,668         $ 2,350,173
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

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                            JUNE 30,                        JUNE 30,
                                                                  ----------------------------      ----------------------------
                                                                       2000           1999             2000             1999
                                                                  -----------      -----------      -----------      -----------
REVENUES
  Rental ....................................................     $    90,243      $    78,098      $   178,067      $   153,683
  Property management - third party .........................             933              768            1,841            1,639
  Landscape services - third party ..........................           2,999            2,508            5,101            4,238
  Interest ..................................................             448              305              987              370
  Other .....................................................           4,859            3,825            8,929            6,465
                                                                  -----------      -----------      -----------      -----------
         Total revenue ......................................          99,482           85,504          194,925          166,395
                                                                  -----------      -----------      -----------      -----------
EXPENSES
   Property operating and maintenance (exclusive of items
   shown separately below) ..................................          32,238           28,305           62,890           54,674
  Depreciation expense ......................................          16,430           14,285           33,436           26,995
  Property management - third party .........................             730              706            1,518            1,425
  Landscape services - third party ..........................           2,479            2,114            4,484            3,774
  Interest ..................................................          12,062            8,150           22,763           15,368
  Amortization of deferred loan costs .......................             400              370              784              706
  General and administrative ................................           1,669            1,765            4,166            4,148
  Minority interest in consolidated property partnerships ...            (260)             185             (815)             276
                                                                  -----------      -----------      -----------      -----------
   Total expenses ...........................................          65,748           55,880          129,226          107,366
                                                                  -----------      -----------      -----------      -----------
  Income before net gain (loss) on sale of assets
  and extraordinary item ....................................          33,734           29,624           65,699           59,029
  Net gain (loss) on sale of assets .........................             (18)             476              669           (1,091)
                                                                  -----------      -----------      -----------      -----------
  Income before extraordinary item ..........................          33,716           30,100           66,368           57,938
  Extraordinary item ........................................              --               --               --             (521)
                                                                  -----------      -----------      -----------      -----------
  Net income ................................................          33,716           30,100           66,368           57,417
  Distributions to preferred unitholders ....................          (4,369)          (2,969)          (8,738)          (5,938)
                                                                  -----------      -----------      -----------      -----------
  Net income available to common unitholders ................     $    29,347      $    27,131      $    57,630      $    51,479
                                                                  ===========      ===========      ===========      ===========
EARNINGS PER COMMON UNIT - BASIC
  Income before extraordinary item (net of preferred
   distributions) ...........................................     $      0.66      $      0.62      $      1.30      $      1.19
  Extraordinary item ........................................              --               --               --            (0.01)
                                                                  -----------      -----------      -----------      -----------
  Net income available to common unitholders ................     $      0.66      $      0.62      $      1.30      $      1.18
                                                                  ===========      ===========      ===========      ===========
  Weighted average common units outstanding .................      44,480,337       43,559,609       44,349,766       43,462,809
                                                                  ===========      ===========      ===========      ===========
EARNINGS PER COMMON UNIT- DILUTED
  Income before extraordinary item (net of preferred
   distributions) ...........................................     $      0.65      $      0.61      $      1.28      $      1.18
  Extraordinary item ........................................              --               --               --            (0.01)
                                                                  -----------      -----------      -----------      -----------
  Net income available to common unitholders ................     $      0.65      $      0.61      $      1.28      $      1.17
                                                                  ===========      ===========      ===========      ===========
  Weighted average common units outstanding .................      45,316,683       44,142,487       44,943,560       43,894,329
                                                                  ===========      ===========      ===========      ===========
   Distributions declared ...................................     $      0.76      $      0.70      $      1.52      $      1.40
                                                                  ===========      ===========      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           POST APARTMENT HOMES, L.P.
                   CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                              GENERAL            LIMITED
                                                              PARTNER            PARTNERS            TOTAL
                                                             ----------         ----------         ----------
PARTNERS' EQUITY, DECEMBER 31, 1999 .................        $   11,993         $1,239,349         $1,251,342
Contributions from the Company related to Dividend
   Reinvestment and Employee Stock Purchase Plans ...               189             18,750             18,939
Distributions to preferred unitholders ..............                --             (8,738)            (8,738)
Distributions to common unitholders .................              (676)           (66,930)           (67,606)
Net income ..........................................               664             65,704             66,368
                                                             ----------         ----------         ----------
PARTNERS' EQUITY, JUNE 30, 2000 .....................        $   12,170         $1,248,135         $1,260,305
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

                           POST APARTMENT HOMES, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                     -----------------------------
                                                                                        2000                1999
                                                                                     ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................................................         $   66,368          $   57,417
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Net (gain) loss on sale of assets .......................................               (669)              1,091
   Extraordinary item ......................................................                 --                 521
   Depreciation ............................................................             33,436              26,995
   Amortization of deferred loan costs .....................................                784                 706
Changes in assets, (increase) decrease in:
   Restricted cash .........................................................               (122)               (168)
   Other assets ............................................................            (16,676)            (10,070)
   Deferred charges ........................................................             (2,039)             (1,051)
Changes in liabilities, increase (decrease) in:
   Accrued interest payable ................................................               (106)               (143)
   Accounts payable and accrued expenses ...................................              7,005               3,203
   Security deposits and prepaid rents .....................................              1,043                 213
                                                                                     ----------          ----------
   Net cash provided by operating activities ...............................             89,024              78,714
                                                                                     ----------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction and acquisition of real estate assets,
   net of payables .........................................................           (174,263)           (134,855)
 Proceeds from sale of assets ..............................................             31,415              10,007
 Capitalized interest ......................................................            (11,867)             (9,568)
 Recurring capital expenditures ............................................             (4,462)             (4,679)
 Corporate additions and improvements ......................................             (1,326)             (2,360)
 Non-recurring capital expenditures ........................................             (1,438)             (1,013)
 Revenue generating capital expenditures ...................................             (2,189)             (2,114)
                                                                                     ----------          ----------
 Net cash (used in) investing activities ...................................           (164,130)           (144,582)
                                                                                     ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of financing costs .................................................                 --              (1,495)
Debt proceeds ..............................................................            200,000             155,000
Debt payments ..............................................................            (64,555)            (53,491)
Proceeds from contributions from PPI related to Dividend
   Reinvestment and Employee Stock Purchase Plans ..........................             19,268               9,051
Distributions paid to preferred unitholders ................................             (5,769)             (5,938)
Distributions paid to common unitholders ...................................            (64,494)            (55,488)
                                                                                     ----------          ----------
Net cash provided by financing activities ..................................             84,450              47,639
                                                                                     ----------          ----------
Net increase (decrease) in cash and cash equivalents .......................              9,344             (18,229)
Cash and cash equivalents, beginning of period .............................              5,870              21,154
                                                                                     ----------          ----------
Cash and cash equivalents, end of period ...................................         $   15,214          $    2,925
                                                                                     ==========          ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


1.       ORGANIZATION AND FORMATION OF THE COMPANY

         ORGANIZATION AND FORMATION OF THE COMPANY

         Post Apartment Homes, L.P. (the "Operating Partnership"), a Georgia limited partnership, was formed on January 22, 1993, to conduct the business of developing, leasing and managing upscale multi-family apartment communities for Post Properties, Inc. (the "Company").

         The Company elected to be taxed as a real estate investment trust ("REIT") for Federal income tax purposes beginning with the taxable year ended December 31, 1993. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to Federal income taxes at the corporate level.

         BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by the Operating Partnership's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership's audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the current year's financial statement presentation.

2.       NOTES PAYABLE

         Post Apartment Homes, L.P. (the "Operating Partnership") has established a program for the sale of Medium-Term Notes due three months or more from date of issue (the "MTN Program"). A $30,000 Medium Term Note was repaid on March 3, 2000.

         On May 9, 2000, the Operating Partnership sold $25,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at the London Interbank Offer Rate ("LIBOR") plus .75% and mature on February 1, 2005. Net proceeds of $24,875 were used to repay outstanding indebtedness.

         On June 16, 2000, the Operating Partnership sold $150,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at 8.12% and mature on June 15, 2005. Net proceeds of $148,865 were used to repay outstanding indebtedness.

         As of June 30, 2000, the Operating Partnership had $360,000 aggregate principal amount of notes outstanding under the MTN Program.

3.       SALE OF ASSETS AND ASSETS HELD FOR SALE

         During the first quarter of 2000, the Operating Partnership authorized the sale of five communities, one community in Atlanta, Georgia, three communities in Jackson, Mississippi and one commercial property in Dallas, Texas. In February 2000, the Operating Partnership sold the 213 unit community in Atlanta, Georgia for $32,350. Net proceeds of approximately $31,400 were used to pay down outstanding indebtedness. At June 30, 2000, the remaining four properties consisting of land, building and improvements and furniture, fixtures and equipment were recorded at $50,579, which represented the lower of cost or fair value less costs to sell. The Operating Partnership

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


         has recorded a gain on the sale of the Atlanta community, reduced by its best estimate of the effect of anticipated sales of the remaining properties in the statement of operations as net gain on the sale of assets of $669. The Operating Partnership expects the sale of the remaining four properties to occur during the current fiscal year.

         For the three months ended June 30, 2000 and 1999, the consolidated statement of operations includes net income of $1,428 and $1,434, respectively, from communities held for sale at June 30, 2000. For the six months ended June 30, 2000 and 1999, the consolidated statement of operations includes net income of $2,730 and $2,789, respectively, from communities held for sale at June 30, 2000. Depreciation expense totaling $477 was recognized on these assets prior to the assets being classified as held for sale. Depreciation expense has not been recognized subsequent to the date of held for sale classification.

4.       EARNINGS PER UNIT

         For the three and six months ended June 30, 2000 and 1999, a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per unit is as follows:


                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                       ------------------------------      ------------------------------
                                                           2000              1999              2000              1999
                                                       ------------      ------------      ------------      ------------
Basic and diluted income available to common
  unitholders (numerator):
  Income before extraordinary item ...............     $     33,716      $     30,100      $     66,368      $     57,938
    Less: Preferred unit distributions ...........           (4,369)           (2,969)           (8,738)           (5,938)
                                                       ------------      ------------      ------------      ------------
  Income available to common unitholders
    before extraordinary item ....................     $     29,347      $     27,131      $     57,630      $     52,000
                                                       ============      ============      ============      ============
Common units (denominator):
  Weighted average units outstanding - basic .....       44,480,337        43,559,609        44,349,766        43,462,809
  Incremental units from assumed conversion
    of options ...................................          836,346           582,878           593,794           431,520
                                                       ------------      ------------      ------------      ------------
  Weighted average units outstanding - diluted ...       45,316,683        44,142,487        44,943,560        43,894,329
                                                       ============      ============      ============      ============

5.       NEW ACCOUNTING PRONOUNCEMENTS

         On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended by FAS 137, "Deferral of the Effective Date of FAS 133," is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Operating Partnership). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Operating Partnership anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Operating Partnership's results of operations or its financial position.

         The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is required to be implemented in the fourth fiscal quarter of 2000. Management of the Operating Partnership anticipates that the adoption of SAB 101 will not have a significant effect on the Operating Partnership's results of operations or its financial position.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


6.       SEGMENT INFORMATION

         SEGMENT DESCRIPTION

         The Operating Partnership adopted SFAS No. 131, "Disclosure About the Segments of an Enterprise and Related Information" in the fourth quarter of 1998. SFAS No. 131 requires companies to present segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by the Operating Partnership's chief operating decision makers to manage the business.

         The Operating Partnership's chief operating decision makers focus on the Operating Partnership's primary sources of income, which are property rental operations and third party services. Property rental operations are broken down into five segments based on the various stages in the property ownership lifecycle. Third party services are designated as one segment. The Operating Partnership's five segments are further described as follows:

         Property Rental Operations

         - Fully stabilized communities - those communities which have been stabilized (the point in time which a property reached 95% occupancy or one year after completion of construction) for both the current and prior year.

         - Communities stabilized during 1999 - communities which reached stabilized occupancy in the prior year.

         - Development and Lease up Communities - those communities which are in lease-up but were not stabilized by the beginning of the current year including communities which stabilized during the current year.

         - Communities held for sale - those communities that are currently being actively marketed for sale.

         - Sold communities - communities which were sold in the current or prior year.

         Third Party Services - fee income and related expenses from the Operating Partnership's apartment community management, landscaping and corporate apartment rental services.

         SEGMENT PERFORMANCE MEASURE

         Management uses contribution to funds from operations ("FFO") as the performance measure for its segments. Effective January 1, 2000, FFO is defined by the National Association of Real Estate Investment Trusts as net income available to common shareholders determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Operating Partnership's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Operating Partnership's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Operating Partnership's needs.

         SEGMENT INFORMATION

         The following table reflects each segment's contribution to FFO together with a reconciliation of segment contribution to FFO, total FFO and income before extraordinary item. Additionally, substantially all of the Operating Partnership's assets relate to the Operating Partnership's property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information is not reported internally at the segment level.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


Summarized financial information concerning the Operating Partnership's reportable segments is shown in the following tables.


                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                       --------------------------      --------------------------
                                                          2000            1999            2000            1999
                                                       ----------      ----------      ----------      ----------
REVENUES
Fully stabilized communities .....................     $   64,709      $   62,068      $  128,560      $  123,159
Communities stabilized during 1999 ...............         10,642           9,409          21,094          17,754
Development and lease-up communities .............         12,105           3,229          21,463           5,404
Communities held for sale ........................          2,093           2,014           4,063           3,967
Sold communities .................................            224           2,013           1,513           3,766
Third party services .............................          3,932           3,276           6,942           5,877
Other ............................................          5,777           3,495          11,290           6,468
                                                       ----------      ----------      ----------      ----------

Consolidated revenues ............................     $   99,482      $   85,504      $  194,925      $  166,395
                                                       ==========      ==========      ==========      ==========

CONTRIBUTION TO FUNDS FROM OPERATIONS
Fully stabilized communities .....................     $   44,698      $   42,278      $   89,732      $   85,181
Communities stabilized during 1999 ...............          7,362           6,337          14,411          11,743
Development and lease-up communities .............          7,107           1,612          12,280           2,818
Communities held for sale ........................          1,428           1,434           2,730           2,789
Sold communities .................................            224           1,704           1,652           2,981
Third party services .............................            723             456             940             678
                                                       ----------      ----------      ----------      ----------

Contribution to FFO ..............................         61,542          53,821         121,745         106,190
                                                       ----------      ----------      ----------      ----------

Other operating income, net of expense ...........          1,977             558           3,236             332
Depreciation on non-real estate assets ...........           (634)           (505)         (1,210)           (898)
Minority interest in consolidated property
partnership ......................................            260            (185)            815            (276)
Interest expense .................................        (12,062)         (8,150)        (22,763)        (15,368)
Amortization of deferred loan costs ..............           (400)           (370)           (784)           (706)
General and administrative .......................         (1,669)         (1,765)         (4,166)         (4,148)
Distributions to preferred unitholders ...........         (4,369)         (2,969)         (8,738)         (5,938)
                                                       ----------      ----------      ----------      ----------

Total FFO ........................................         44,645          40,435          88,135          79,188
                                                       ----------      ----------      ----------      ----------

Depreciation on real estate assets ...............        (15,280)        (13,780)        (31,174)        (26,097)
Net gain (loss) on sale of assets ................            (18)            476             669          (1,091)
Distributions to preferred unitholders ...........          4,369           2,969           8,738           5,938
                                                       ----------      ----------      ----------      ----------

Income before extraordinary item and preferred
distributions ....................................     $   33,716      $   30,100      $   66,368      $   57,938
                                                       ==========      ==========      ==========      ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with all of the financial statements appearing elsewhere in this report. The following discussion is based primarily on the Consolidated Financial Statements of Post Properties, Inc. (the "Company") and Post Apartment Homes, L.P. (the "Operating Partnership"). Except for the effect of minority interest in the Operating Partnership, the following discussion with respect to the Company is the same for the Operating Partnership.

As of June 30, 2000, there were 44,592,667 units in the Operating Partnership outstanding, of which 39,411,256, or 88.4%, were owned by the Company and 5,181,411, or 11.6%, were owned by other limited partners (including certain officers and directors of the Company). As of June 30, 2000, there were 7,800,000 preferred units outstanding, of which 5,000,000 were owned by the Company.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

The Company recorded net income available to common shareholders of $25,924 and $50,887 for the three and six months ended June 30, 2000, respectively, increases of 8.5% and 12.3%, respectively, over the corresponding periods in 1999 primarily as a result of additional units placed in service through the development of new communities and increases in rental rates on existing units.

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

As of June 30, 2000, the Company's portfolio of apartment communities consisted of the following: (i) 71 communities which were completed and stabilized for all of the current and prior year, (ii) eight communities which achieved full stabilization during the prior year (iii) 23 communities either stabilized in the current year or presently in the development or lease-up stages and (iv) three communities that are currently under contract for sale.

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

Since its inception, the Company has applied an accounting policy related to communities in the development and lease-up stage whereby substantially all operating expenses (including pre-opening marketing expenses) are expensed as incurred. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. Once a unit is placed in service, all operating expenses allocated to that unit, including interest, are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing expenses)

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


will typically exceed rental revenues, resulting in a "lease-up deficit," which continues until such time as rental revenues exceed such expenses. Lease up deficits for the three and six months ended June 30, 2000 were $765 and $1,617, respectively. Lease up deficits for the three and six months ended June 30, 1999 were $688 and $1,097, respectively.

In order to evaluate the operating performance of its communities, the Company has presented financial information which summarizes the operating income on a comparative basis for all of its operating communities combined and for communities which have reached stabilization prior to January 1, 1999.

ALL OPERATING COMMUNITIES

The operating performance for all of the Company's apartment communities combined for the three and six months ended June 30, 2000 and 1999 is summarized as follows:


                                                              THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                    JUNE 30,                                 JUNE 30,
                                                       ---------------------------------       ----------------------------------
                                                         2000         1999       % CHANGE        2000          1999       % CHANGE
                                                       --------     --------     --------      --------      --------     --------
Rental and other revenue:
Mature communities (1) ...........................     $ 64,709     $ 62,068         4.3%      $128,560      $123,159         4.4%
Communities stabilized during 1999 ...............       10,642        9,409        13.1%        21,094        17,754        18.8%
Development and lease-up communities (2) .........       12,105        3,229       274.9%        21,463         5,404       297.2%
Communities held for sale (3) ....................        2,093        2,014         3.9%         4,063         3,967         2.4%
Sold communities (4) .............................          224        2,013       (88.9)%        1,513         3,766       (59.8)%
Other revenue (5) ................................        5,329        3,190        67.0%        10,303         6,098        68.9%
                                                       --------     --------                   --------      --------
                                                         95,102       81,923        16.1%       186,996       160,148        16.8%
                                                       --------     --------                   --------      --------
Property operating and maintenance expense
(exclusive of depreciation and amortization):
Mature communities (1) ...........................       20,011       19,790         1.1%        38,828        37,978         2.2%
Communities stabilized during 1999 ...............        3,280        3,072         6.8%         6,683         6,011        11.2%
Development and lease-up communities (2) .........        4,998        1,617       209.1%         9,183         2,586       255.1%
Communities held for sale (3) ....................          665          580        14.7%         1,333         1,178        13.2%
Sold communities (4) .............................           --          309      (100.0)%         (139)          785      (117.7)%
Other expenses (6) ...............................        3,284        2,937        11.8%         7,002         6,136        14.1%
                                                       --------     --------                   --------      --------
                                                         32,238       28,305        13.9%        62,890        54,674        15.0%
                                                       --------     --------                   --------      --------
Revenue in excess of specified expense ...........     $ 62,864     $ 53,618        17.2%      $124,106      $105,474        17.7%
                                                       ========     ========                   ========      ========
Recurring capital expenditures: (7)
  Carpet .........................................     $    619     $    700       (11.6)%     $  1,410      $  1,407         0.2%
  Other ..........................................        1,905        2,106        (9.5)%        3,052         3,272        (6.7)%
                                                       --------     --------                   --------      --------
  Total ..........................................     $  2,524     $  2,806       (10.0)%     $  4,462      $  4,679        (4.6)%
                                                       ========     ========                   ========      ========
Average apartment units in service ...............       31,418       29,138         7.8%        31,182        28,944         7.7%
                                                       ========     ========                   ========      ========
Recurring capital expenditures per
  apartment unit .................................     $     80     $     96       (16.7)%     $    143      $    162       (11.7)%
                                                       ========     ========                   ========      ========

(1)      Communities which reached stabilization prior to January 1, 1999.

(2) Communities in the "construction", "development" or "lease-up" stage during 1999 and, therefore, not considered fully stabilized for all of the periods presented.

(3) Includes three communities in Mississippi and one commercial property in Texas.

(4) Includes one community, containing 213 units, which was sold on February 4, 2000. The credit in property operating and maintenance expenses resulted from a true-up of 1999 property taxes.

(5) Includes revenue from furnished apartment rentals above the unfurnished rental rates, revenue from commercial properties and other revenue not directly related to property operations.

(6) Includes certain indirect central office operating expenses related to management, grounds maintenance, costs associated with furnished apartment rentals and operating expenses from commercial properties.

(7) In addition to these expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset or substantially extending the useful life of an existing asset, all of which are capitalized.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


For the three and six months ended June 30, 2000, rental and other revenue increased $13,179, or 16.1%, and $26,848, or 16.8%, respectively, compared to the same periods in the prior year primarily as a result of the completion of new communities, increased rental rates for existing communities, increased revenue from commercial properties and other ancillary income. For the three and six months ended June 30, 2000, property operating and maintenance expenses increased $3,933, or 13.9%, and $8,216, or 15.0%, respectively, compared to the same periods in the prior year, primarily as a result of the completion of new communities.

For the three and six months ended June 30, 2000, recurring capital expenditures decreased $282, or 10.0% ($16, or 16.7% on a per unit apartment basis), and $217, or 4.6% ($19, or 11.7% on a per unit apartment basis), respectively, compared to the same periods in the prior year, primarily due to the timing of capital expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


MATURE COMMUNITIES

The Company defines mature communities as those which have reached stabilization prior to the beginning of the previous calendar year.

The operating performance of the 71 communities containing an aggregate of 24,006 units which were fully stabilized as of January 1, 1999, is summarized as follows:


                                                          THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                                  ----------------------------------       ----------------------------------
                                                                                %                                        %
                                                    2000          1999        CHANGE         2000          1999        CHANGE
                                                  --------      --------      ------       --------      --------      ------

Rental and other revenue (1) ................     $ 64,709      $ 62,068         4.3%      $128,560      $123,159         4.4%
Property operating and maintenance
   expense (exclusive of depreciation and
   amortization) (1) ........................       20,011        19,790         1.1%        38,828        37,978         2.2%
                                                  --------      --------                   --------      --------
Revenue in excess of specified expense ......     $ 44,698      $ 42,278         5.7%      $ 89,732      $ 85,181         5.3%
                                                  --------      --------                   --------      --------
Recurring capital expenditures: (2)
   Carpet ...................................     $    590      $    676       (12.7)%     $  1,357      $  1,335         1.6%
   Other ....................................        1,780         1,981       (10.1)%        2,854         3,049        (6.4)%
                                                  --------      --------                   --------      --------
   Total ....................................     $  2,370      $  2,657       (10.8)%     $  4,211      $  4,384        (3.9)%
                                                  ========      ========                   ========      ========
Recurring capital expenditures per
   apartment unit (3) .......................     $     99      $    111       (10.8)%     $    175      $    183        (4.4)%
                                                  ========      ========                   ========      ========
Average economic occupancy (4) ..............         96.8%         96.6%        0.2%          96.8%         96.4%        0.4%
                                                  ========      ========                   ========      ========
Average monthly rental rate per
   apartment unit (5) .......................     $    897      $    860         4.3%      $    894      $    857         4.3%
                                                  ========      ========                   ========      ========
Apartment units in service ..................       24,006        24,006                     24,006        24,006
                                                  ========      ========                   ========      ========

(1)      Communities which reached stabilization prior to January 1, 1999.

(2) In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized.

(3) In addition to such capitalized expenditures, the Company expensed $161 and $170 per unit on building maintenance (inclusive of direct salaries) and $57 and $66 per unit on landscaping (inclusive of direct salaries) for the three months ended June 30, 2000 and 1999, respectively.

(4) Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy, including these amounts would have been 94.5% and 95.3% for the three months ended June 30, 2000 and 1999, respectively. For the three months ended June 30, 2000 and 1999, concessions were $1,215 and $611, respectively, and employee discounts were $286 and $157, respectively.

(5) Average monthly rental rate is defined as the average of the gross actual rates for occupied units and the anticipated rental rates for unoccupied units.

For the three and six months ended June 30, 2000, rental and other revenue increased $2,641, or 4.3%, and $5,401, or 4.4%, respectively, compared to the same periods in the prior year, primarily due to increased rental rates. For the three and six months ended June 30, 2000, property operating and maintenance expenses (exclusive of depreciation and amortization) increased $221, or 1.1%, and $850, or 2.2%, respectively, compared to the same periods in the prior year, primarily as a result of increased personnel expense partially offset by a decline in advertising and promotion expense.

For the three and six months ended June 30, 2000, recurring capital expenditures per unit decreased $12, or 10.8%, and $8, or 4.4%, respectively, compared to the same periods in the prior year, as a result of the timing of expenditures.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


THIRD PARTY SERVICES

THIRD PARTY MANAGEMENT SERVICES

The Company provides asset management, leasing and other consulting services to non-related owners of apartment communities through its subsidiary, RAM Partners, Inc. ("RAM"). The operating performance of RAM for the three and six months ended June 30, 2000 and 1999 is summarized as follows:


                                                              THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                   JUNE 30,                               JUNE 30,
                                                       --------------------------------      --------------------------------
                                                         2000        1999       % CHANGE       2000         1999      % CHANGE
                                                       --------     --------    --------     --------     --------    --------
Property management and other revenue ............     $    933     $    768       21.5%     $  1,841     $  1,639       12.3%
Property management expense ......................          730          706        3.4%        1,518        1,425        6.5%
Depreciation expense .............................            7            6       16.7%           14           13        7.7%
                                                       --------     --------                 --------     --------
Revenue in excess of specified expense ...........     $    196     $     56      250.0%     $    309     $    201       53.7%
                                                       ========     ========                 ========     ========
Average apartment units managed ..................       14,098       12,346       14.2%       13,916       12,148       14.6%
                                                       ========     ========                 ========     ========

The increase in revenue in excess of specified expense for the three and six months ended June 30, 2000 compared to the same periods in the prior year is primarily attributable to an increase in the average number of units managed.

THIRD PARTY LANDSCAPE SERVICES

The Company provides landscape maintenance, design and installation services to non-related parties through a subsidiary, Post Landscape Group, Inc. ("Post Landscape Group"), formerly called Post Landscape Services, Inc.

The operating performance of Post Landscape Group for the three and six months ended June 30, 2000 and 1999 is summarized as follows:


                                                        THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                             JUNE 30,                             JUNE 30,
                                                  -------------------------------     --------------------------------
                                                    2000       1999      % CHANGE       2000        1999      % CHANGE
                                                  --------   --------    --------     --------    --------    --------
Landscape services and other revenue......        $  2,999   $  2,508      19.6%      $  5,101    $  4,238      20.4%
Landscape services expense................           2,479      2,114      17.3%         4,484       3,774      18.8%
Depreciation expense......................              90         73      23.3%           177         134      32.1%
                                                  --------   --------                 --------    --------
Revenue in excess of specified expense....        $    430   $    321      34.0%      $    440    $    330      33.3%
                                                  ========   ========                 ========    ========

The increase in landscape services and other revenue, landscape services expense and general and administrative expense for the three and six months ended June 30, 2000 compared to the same periods in 1999 is primarily due to increases in landscape contracts. The increase in depreciation expense is primarily due to the additions of vehicles and equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


OTHER EXPENSES

Depreciation expense increased $2,145, or 15.0%, and $6,441, or 23.9%, respectively, for the three and six months ended June 30, 2000 compared to the same periods in the prior year, primarily as a result of an increase in units in service, additional leasehold improvements and technology expenditures.

General and administrative expense remained relatively consistent for the three and six months ended June 30, 2000 compared to the same period in the prior year.

The extraordinary item of $458 for the six months ended June 30, 1999, net of minority interest portion, was due to the write off of loan costs resulting from the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The Company's net cash provided by operating activities increased from $78,714 for the six months ended June 30, 1999 to $89,024 for the six months ended June 30, 2000, principally due to an increase in net income and an increase in other assets related to tax increment financing receivables associated with public and private development projects and executive loans. Net cash used in investing activities increased from $144,582 in the six months ended June 30, 1999 to $164,130 in the six months ended June 30, 2000 principally due to increased construction spending partially offset by proceeds from the sale of one community in February 2000. The Company's net cash provided by financing activities increased from $47,639 for the six months ended June 30, 1999 to $84,450 for the six months ended June 30, 2000, primarily due to proceeds from the sale of notes partially offset by increased debt payments.

The Company has elected to be taxed as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 1993. REITs are subject to a number of organizational and operational requirements, including a requirement that they currently distribute 95% of their ordinary taxable income. The Company generally will not be subject to Federal income tax on net income.

At June 30, 2000, the Company had total indebtedness of $1,125,028, an increase of $135,445 from its total indebtedness at December 31, 1999, and cash and cash equivalents of $15,214. At June 30, 2000, the Company's indebtedness included approximately $156,735 in conventional mortgages payable secured by individual communities, tax-exempt bond indebtedness of $235,880, senior unsecured notes of $535,000, borrowings under the Revolver of $190,000 and other unsecured lines of credit and unsecured debt of $7,413.

The Company expects to meet its short-term liquidity requirements generally through its net cash provided by operations and borrowings under credit arrangements and expects to meet certain of its long-term liquidity requirements, such as scheduled debt maturities, repayment of financing of construction and development activities, and possible property acquisitions, through long-term secured and unsecured borrowings and the issuance of debt securities or additional equity securities of the Company, sales of communities, or, possibly in connection with acquisitions of land or improved properties, units of the Operating Partnership. The Company believes that its net cash provided by operations will be adequate and anticipates that it will continue to be adequate to meet both operating requirements and payment of dividends by the Company in accordance with REIT requirements in both the short and the long term. The budgeted expenditures for improvements and renovations to certain of the communities are expected to be funded from property operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


Lines Of Credit

During the first quarter, the Operating Partnership extended the maturity date on its syndicated unsecured lines of credit (the "Revolver") by one year to April 30, 2003. Borrowing under the Revolver bears interest at LIBOR plus .825% or prime minus .25%. Also during the first quarter, the Company reached an agreement with a syndicated group of banks for an incremental $200,000, 364 day facility at terms equal to the Revolver. At June 30, 2000, there was $190,000 outstanding under the Revolver and $5,413 outstanding under other lines of credit.

Medium Term Notes

The Operating Partnership has established a program for the sale of Medium Term Notes due three months or more from date of issue (the "MTN Program"). A $30,000 Medium Term Note was repaid on March 3, 2000.

On May 9, 2000, the Operating Partnership sold $25,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at the London Interbank Offer Rate ("LIBOR") plus .75% and mature on February 1, 2005.
Net proceeds of $24,875 were used to repay outstanding indebtedness.

On June 16, 2000, the Operating Partnership sold $150,000 aggregate principal amount of notes under the MTN Program. These notes bear interest at 8.12% and mature on June 15, 2005. Net proceeds of $148,865 were used to repay outstanding indebtedness.

As of June 30, 2000, the Operating Partnership had $360,000 aggregate principal amount of notes outstanding under the MTN Program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


Schedule of Indebtedness

The following table reflects the Company's indebtedness at June 30, 2000:


                                                                                                             MATURITY     PRINCIPAL
             DESCRIPTION                              LOCATION                  INTEREST RATE                 DATE (1)     BALANCE
             -----------                              --------                  -------------                ---------    ----------
CONVENTIONAL FIXED RATE (SECURED)
Post Hillsboro Village & The Lee Apartments ...     Nashville, TN                              9.20%          10/01/01   $    2,888
Parkwood Townhomes(TM) ........................     Dallas, TX                                7.375%          04/01/14          817
Northwestern Mutual Life ......................     Atlanta, GA                                6.50%          03/01/09       49,030
                                                                                                                         ----------
                                                                                                                             52,735
CONVENTIONAL FLOATING RATE (SECURED)
FNMA ..........................................     Atlanta, GA                        LIBOR + .935%          07/23/29      104,000
                                                                                                                         ----------

TAX EXEMPT FLOATING RATE (SECURED)
Post Ashford(R) Series 1995 ...................     Atlanta, GA                 "AAA" NON-AMT + .515%(2)(3)   06/01/25        9,895
Post Valley(R) Series 1995 ....................     Atlanta, GA                 "AAA" NON-AMT + .515%(2)(3)   06/01/25       18,600
Post Brook(R) Series 1995 .....................     Atlanta, GA                 "AAA" NON-AMT + .515%(2)(3)   06/01/25        4,300
Post Village(R) (Atlanta) Hills Series 1995 ...     Atlanta, GA                 "AAA" NON-AMT + .515%(2)(3)   06/01/25        7,000
Post Mill(R) Series 1995 ......................     Atlanta, GA                 "AAA" NON-AMT + .515%(2)(3)   06/01/25       12,880
Post Canyon(R) Series 1996 ....................     Atlanta, GA                 "AAA" NON-AMT + .515%(2)(3)   06/01/25       16,845
Post Corners(R) Series 1996 ...................     Atlanta, GA                 "AAA" NON-AMT + .515%(2)(3)   06/01/25       14,760
Post Bridge (R) ...............................     Atlanta, GA                 "AAA" NON-AMT + .515%(2)(3)   06/01/25       12,450
Post Village(R) (Atlanta) Gardens .............     Atlanta, GA                 "AAA" NON-AMT + .515%(2)(3)   06/01/25       14,500
Post Chase(R) .................................     Atlanta, GA                 "AAA" NON-AMT + .515%(2)(3)   06/01/25       15,000
Post Walk(R) ..................................     Atlanta, GA                 "AAA" NON-AMT + .515%(2)(3)   06/01/25       15,000
Post Lake(R) ..................................     Orlando, FL                 "AAA" NON-AMT + .515%(2)(3)   06/01/25       28,500
Post Fountains at Lee Vista(R) ................     Orlando, FL                 "AAA" NON-AMT + .515%(2)(3)   06/01/25       21,500
Post Village(R) (Atlanta) Fountains
   and Meadows ................................    Atlanta, GA                 "AAA" NON-AMT + .515%(2)(3)    06/01/25       26,000
Post Court(R) .................................    Atlanta, GA                 "AAA" NON-AMT + .515%(2)(3)    06/01/25       18,650
                                                                                                                         ----------
                                                                                                                            235,880
                                                                                                                         ----------
SENIOR NOTES (UNSECURED)
Northwestern Mutual Life ......................     N/A                                        8.21%          06/07/01       30,000
Medium Term Notes .............................     N/A                                        7.02%          04/02/01       37,000
Northwestern Mutual Life ......................     N/A                                        8.37%          06/07/02       20,000
Senior Notes ..................................     N/A                                        7.25%          10/01/03      100,000
Medium Term Notes .............................     N/A                                        7.30%          04/01/04       13,000
Medium Term Notes .............................     N/A                                        6.69%          09/22/04       10,000
Medium Term Notes .............................     N/A                                        6.78%          09/22/05       25,000
Medium Term Notes .............................     N/A                                 LIBOR + .75%          02/01/05       25,000
Medium Term Notes .............................     N/A                                        8.12%          06/15/05      150,000
Senior Notes ..................................     N/A                                        7.50%          10/01/06       25,000
Mandatory Par Put Remarketed Securities .......     N/A                                        6.85%(4)       03/16/15      100,000
                                                                                                                         ----------
                                                                                                                            535,000

LINES OF CREDIT & OTHER UNSECURED DEBT
City of Phoenix ...............................     N/A                                        5.00%(6)       03/01/21        2,000
Revolver - Syndicated .........................     N/A            LIBOR + .825% or prime minus .25%(5)       04/30/03      190,000
Cash Management Line ..........................     N/A            LIBOR + .675% or prime minus .25%          03/31/01        5,413
                                                                                                                         ----------
                                                                                                                            197,413
                                                                                                                         ----------
TOTAL .........................................                                                                          $1,125,028
                                                                                                                         ==========

(1) All of the mortgages can be prepaid at any time, subject to certain prepayment penalties.

(2) Bond financed (interest rate on bonds + credit enhancement fees effective October 1, 1998).

(3) These bonds are cross-collateralized. The Company has purchased an interest rate cap that limits the Company's exposure to increases in the base rate to 5%.

(4) The annual interest rate on these securities to March 16, 2005 (the "Remarketing Date") is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(5) Represents stated rate. The Company may also make "money market" loans of up to $155,000 at rates below the stated rate. At June 30, 2000, the outstanding balance of the Revolver consisted of "money market" loans with an average interest rate of 7.35%.

(6) This loan is interest-free for the first three years, with interest at 5.00% thereafter. Repayment is to commence on March 1, 2001 subject to the conditions set forth in the Agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


Dividend Reinvestment Plan

The Dividend Reinvestment Plan ("DRIP") is available to all shareholders of the Company. Under the DRIP, shareholders may elect for their dividends to be used to acquire additional shares of the Company's Common Stock directly from the Company for 95% of the market price on the date of purchase.

Current Development Activity

The Company's apartment communities under development or in initial lease-up are summarized in the following table:



                                                          QUARTER OF        ACTUAL OR ESTIMATED     ACTUAL OR ESTIMATED
                                             # OF        CONSTRUCTION       QUARTER FIRST UNITS    QUARTER OF STABILIZED
  METROPOLITAN AREA                          UNITS       COMMENCEMENT            AVAILABLE               OCCUPANCY
  -----------------                          -----       ------------       -------------------    ---------------------
  Atlanta, GA
  Post Stratford(TM).....................        250         2Q'99                 1Q'00                   1Q'01
  Post Spring(TM)........................        452         3Q'99                 2Q'00                   3Q'01
  Post Peachtree(TM).....................        121         2Q'00                 4Q'01                   2Q'02
                                               -----
                                                 823
  Charlotte, NC
  Post Uptown Place(TM)..................        227         3Q'98                 1Q'00                   4Q'00
  Post Gateway Place(TM).................        232         3Q'99                 3Q'00                   2Q'01
                                               -----
                                                 459
  Tampa, FL
  Post Harbour Place(TM).................        319         4Q'98                 2Q'00                   1Q'01

  Dallas, TX
  Post Legacy                                    384         3Q'99                 3Q'00                   4Q'01
  Post Addison Circle(TM) III............        264         3Q'99                 3Q'00                   2Q'01
  Post Uptown Village(TM) II.............        196         3Q'99                 2Q'00                   4Q'00
                                               -----
                                                 844
  Houston, TX
  Post Midtown Square(TM) (II)...........        193         1Q'00                 4Q'00                   4Q'01

  Denver, CO
  Post Uptown Square(TM) I...............        449         1Q'98                 3Q'99                   1Q'01
  Post Uptown Square(TM) (II)............        247         1Q'00                 2Q'01                   4Q'01
                                               -----
                                                 696
  Phoenix, AZ
  Post Roosevelt Square(TM)..............        403         4Q'98                 1Q'00                   1Q'01

  Orlando, FL
  Post Parkside(TM)......................        244         1Q'99                 2Q'99                   3Q'00

  Washington, D.C.
  Post Pentagon Row......................        504         2Q'99                 4Q'00                   1Q'02

  Austin, TX
  Post West Avenue Lofts(TM).............        239         3Q'99                 3Q'00                   2Q'01

  Pasadena, CA
  Post Paseo...........................          387         2Q'00                 2Q'02                   2Q'03
                                               -----
                                               5,111
                                               =====

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

Acquisition of assets and community improvement expenditures for the three and six months ended June 30, 2000 and 1999 are summarized as follows:


                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                    JUNE 30,                      JUNE 30,
                                                            -------------------------     -------------------------
                                                               2000           1999           2000           1999
                                                            ----------     ----------     ----------     ----------
New community development and acquisition activity ....     $   99,643     $   74,939     $  190,654     $  154,289
Non-recurring capital expenditures:
   Revenue generating additions and improvements ......          1,457          1,096          2,189          2,114
   Other community additions and improvements .........            764            459          1,438          1,013
Recurring capital expenditures:
   Carpet replacements ................................            619            700          1,410          1,407
   Community additions and improvements ...............          1,905          2,106          3,052          3,272
   Corporate additions and improvements ...............            413          1,405          1,326          2,360
                                                            ----------     ----------     ----------     ----------
                                                            $  104,801     $   80,705     $  200,069     $  164,455
                                                            ==========     ==========     ==========     ==========

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

NEW ACCOUNTING PRONOUNCEMENTS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended FAS 137, "Deferral of the Effective Date of FAS 133," is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 is required to be implemented in the fourth fiscal quarter of 2000. Management of the Company anticipates that the adoption of SAB 101 will not have a significant effect on the Company's results of operations or its financial position.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


FUNDS FROM OPERATIONS AND CASH AVAILABLE FOR DISTRIBUTION

Historical Funds from Operations

The Company considers funds from operations ("FFO") an appropriate measure of performance of an equity REIT. Effective January 1, 2000, FFO is defined by the National Association of Real Estate Trusts as net income available to common shareholders determined in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it necessarily indicative of sufficient cash flow to fund all of the Company's needs. Cash available for distribution ("CAD") is defined as FFO less capital expenditures funded by operations and loan amortization payments. The Company believes that in order to facilitate a clear understanding of the consolidated historical operating results of the Company, FFO and CAD should be examined in conjunction with net income as presented in the consolidated financial statements and data included elsewhere in this report.

FFO and CAD for the three and six months ended June 30, 2000 and 1999 presented on a historical basis are summarized in the following table:

Calculations of Funds from Operations and Cash Available for Distribution


                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            JUNE 30,                            JUNE 30,
                                                                 ------------------------------      ------------------------------
                                                                     2000              1999              2000              1999
                                                                 ------------      ------------      ------------      ------------

Net income available to common shareholders ................     $     25,924      $     23,894      $     50,887      $     45,313
   Extraordinary item, net of minority interest ............               --                --                --               458
   Net (gain) loss on sale of assets .......................               18              (476)             (669)            1,091
   Minority interest .......................................            3,423             3,237             6,743             6,229
                                                                 ------------      ------------      ------------      ------------
Adjusted net income ........................................           29,365            26,655            56,961            53,091
   Depreciation of real estate assets (1) ..................           15,280            13,780            31,174            26,097
                                                                 ------------      ------------      ------------      ------------
Funds from Operations (2) ..................................           44,645            40,435            88,135            79,188
   Recurring capital expenditures (3) ......................           (2,524)           (2,806)           (4,462)           (4,679)
   Non-recurring capital expenditures (4) ..................             (764)             (459)           (1,438)           (1,013)
   Loan amortization payments ..............................             (289)              (20)             (599)              (40)
                                                                 ------------      ------------      ------------      ------------
Cash Available for Distribution ............................     $     41,068      $     37,150      $     81,636      $     73,456
                                                                 ============      ============      ============      ============
Revenue generating capital expenditures (5) ................     $      1,457      $      1,096      $      2,189      $      2,114
                                                                 ============      ============      ============      ============

Cash Flow Provided By (Used In):
Operating activities .......................................     $     46,664      $     36,032      $     89,024      $     78,714
Investing activities .......................................     $   (103,743)     $    (70,196)     $   (164,130)     $   (144,582)
Financing activities .......................................     $     52,950      $      6,114      $     84,450      $     47,639

Weighted average common shares outstanding - basic .........       39,294,234        38,357,308        39,160,002        38,253,833
                                                                 ============      ============      ============      ============
Weighted average common shares and units
   outstanding - basic .....................................       44,480,337        43,559,609        44,349,766        43,462,809
                                                                 ============      ============      ============      ============
Weighted average common shares outstanding - diluted .......       40,130,580        38,940,186        39,753,796        38,685,353
                                                                 ============      ============      ============      ============
Weighted average common shares and units
   outstanding - diluted ...................................       45,316,683        44,142,487        44,943,560        43,894,329
                                                                 ============      ============      ============      ============

(1) Depreciation on real estate assets is net of the minority interest portion of depreciation in consolidated partnerships and depreciation on non-real estate assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(DOLLARS IN THOUSANDS, EXCEPT APARTMENT UNIT DATA)


(2) The Company uses the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. Effective January 1, 2000, NAREIT amended its definition of FFO to include in FFO all non-recurring transactions, except those that are defined as extraordinary under generally accepted accounting principles. The Company adopted this new definition effective January 1, 2000. FFO for any period means the Consolidated Net Income of the Company and its subsidiaries for such period excluding gains or losses from debt restructuring and sales of property plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures, all determined on a consistent basis in accordance with generally accepted accounting principles. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies due to the fact that not all real estate companies use the same definition. However, the Company's FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

(3) Recurring capital expenditures consisted primarily of $619 and $700 of carpet replacement and $1,905 and $2,106 of other additions and improvements to existing communities for the three months ended June 30, 2000 and 1999, respectively and $1,410 and $1,407 of carpet replacement and $3,052 and $3,272 of other additions and improvements to existing communities for the six months ended June 30, 2000 and 1999, respectively. Since the Company does not add back the depreciation of non-real estate assets in its calculation of FFO, capital expenditures of $413 and $1,405 for the three months ended June 30, 2000 and 1999, respectively, and $1,326 and $2,360 for the six months ended June 30, 2000 and 1999, respectively, are excluded from the calculation of CAD.

(4) Non-recurring capital expenditures consisted of community additions and improvements of $764 and $459 for the three months ended June 30, 2000 and 1999, respectively, and $1,438 and $1,013 for the six months ended June 30, 2000 and 1999, respectively.

(5) Revenue generating capital expenditures are primarily comprised of major renovations of communities.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  There have been no material changes since December 31, 1999.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

                  The Company's annual meeting of shareholders was held on May 17, 2000. The matter subject to a vote of shareholders was the election of two nominees to serve as directors until the 2003 annual shareholders meeting or until their successors are elected. The voting results were as follows:


                                                               For            Withheld
                                                            ----------        --------
                  Mr. Herschel M. Bloom...............      31,192,371         283,101
                  Mr. Russell R. French...............      31,187,979         287,493

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                  27.1 Financial Data Schedule for the Company - Second Quarter 2000 (for SEC filing purposes only)

                  27.2     Financial Data Schedule for the Operating Partnership
                           - Second Quarter 2000 (for SEC filing purposes only)

                  The registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the Commission.

                  (b)      Reports on Form 8-K

                  Reports on Form 8-K were filed by each registrant on May 8, 2000 and June 14, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POST PROPERTIES, INC.



      August 14, 2000             /s/ John T. Glover
     -----------------            ----------------------------------------------
          (Date)                  John T. Glover, President
                                  (Principal Financial Officer)




      August 14, 2000             /s/ R. Gregory Fox
     -----------------            ----------------------------------------------
          (Date)                  R. Gregory Fox
                                  Executive Vice President, Chief
                                  Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



POST APARTMENT HOMES, L.P.
                                  By: Post GP Holdings, Inc., as General Partner



      August 14, 2000             /s/ John T. Glover
     -----------------            ----------------------------------------------
         (Date)                   John T. Glover, President
                                  (Principal Financial Officer)





      August 14, 2000             /s/ R. Gregory Fox
     -----------------            ----------------------------------------------
          (Date)                  R. Gregory Fox
                                  Executive Vice President, Chief
                                  Accounting Officer