Form 10-Q
period 2003-03-31
POST APARTMENT HOMES LP; POST PROPERTIES INC
filed 2003-05-15
CIK 1012271, 903127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission file numbers 1-12080 and 0-28226

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

Georgia	58-1550675
Georgia	58-2053632
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

4401 Northside Parkway, Suite 800, Atlanta, Georgia 30327
(Address of principal executive offices — zip code)

(404) 846-5000
(Registrant’s telephone number, including area code)

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	[X]	No	[ ]
Post Apartment Homes, L.P.	Yes	[X]	No	[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

     37,351,774 shares of common stock outstanding as of May 9, 2003 (excluding treasury stock).

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

INDEX

Part I FINANCIAL INFORMATION	Page
Item 1 Financial Statements
POST PROPERTIES, INC.
Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	1
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	2
Consolidated Statement of Shareholders’ Equity and Accumulated Earnings for the three months ended March 31, 2003	3
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	4
Notes to Consolidated Financial Statements	5
POST APARTMENT HOMES, L.P.
Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	16
Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002	17
Consolidated Statement of Partners’ Equity for the three months ended March 31, 2003	18
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002	19
Notes to Consolidated Financial Statements	20
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 Quantitative and Qualitative Disclosures about Market Risk	48
Item 4 Controls and Procedures	49
Part II OTHER INFORMATION	50
Item 1 Legal Proceedings
Item 2 Changes in Securities and Use of Proceeds
Item 3 Defaults Upon Senior Securities
Item 4 Submission of Matters to a Vote of Security Holders
Item 5 Other Information
Item 6 Exhibits and Reports on Form 8-K
Signatures	52
Certifications	54
Exhibit Index	56

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2003	2002

Assets	(Unaudited)
Real estate assets
Land	$269,669	$273,058
Building and improvements	1,995,326	1,976,809
Furniture, fixtures and equipment	239,382	246,634
Construction in progress	86,388	92,945
Investments in and advances to unconsolidated real estate entities	163,933	182,285
Land held for future development	21,754	24,879

	2,776,452	2,796,610
Less: accumulated depreciation	(448,341)	(426,136)
Assets held for sale	46,201	73,061

Total real estate assets	2,374,312	2,443,535
Cash and cash equivalents	3,811	6,390
Restricted cash	1,443	1,369
Deferred charges, net	15,195	15,584
Other assets	43,863	41,273

Total assets	$2,438,624	$2,508,151

Liabilities and shareholders’ equity
Notes payable	$1,384,266	$1,414,555
Accrued interest payable	16,450	8,994
Dividend and distribution payable	19,392	33,252
Accounts payable and accrued expenses	62,065	49,124
Security deposits and prepaid rents	7,955	8,250

Total liabilities	1,490,128	1,514,175

Minority interest of preferred unitholders in Operating Partnership	70,000	70,000

Minority interest of common unitholders in Operating Partnership	83,275	90,277

Commitments and contingencies	—	—
Shareholders’ equity
Preferred stock, $.01 par value, 20,000,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900,000 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
7 5/8% Series C Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000,000 authorized:
39,676,204 and 39,676,204 shares issued, 37,325,182 and 37,202,290 shares outstanding at March 31, 2003 and December 31, 2002, respectively	396	396
Additional paid-in capital	897,643	940,122
Accumulated earnings	—	—
Accumulated other comprehensive income	(15,250)	(14,822)
Deferred compensation	(852)	(639)

	881,986	925,106
Less common stock in treasury, at cost, 2,351,022 shares and 2,473,914 shares at March 31, 2003 and December 31, 2002, respectively	(86,765)	(91,407)

Total shareholders’ equity	795,221	833,699

Total liabilities and shareholders’ equity	$2,438,624	$2,508,151

     The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

Revenues
Rental	$78,862	$78,788
Other	2,911	2,993
Interest	234	405

Total revenues	82,007	82,186

Expenses
Property operating and maintenance (excluding items shown separately below)	33,626	32,850
Depreciation	22,728	19,902
Interest	16,561	13,144
Amortization of deferred loan costs	788	555
General and administrative	3,624	3,765
Minority interest in consolidated property partnerships	(334)	(483)
Other	567	—
Severance charges	19,712	—
Asset impairment charge	14,118	—

Total expenses	111,390	69,733

Income (loss) from continuing operations before gains on property sales and minority interest	(29,383)	12,453
Equity in losses of unconsolidated real estate entities	(393)	(343)
Gains on property sales	—	13,275
Minority interest of preferred unitholders	(1,400)	(1,400)
Minority interest of common unitholders	3,877	(2,543)

Income (loss) from continuing operations	(27,299)	21,442

Discontinued operations
Income from discontinued operations, net of minority interest	620	2,309
Gains (losses) on properties held for sale and sold, net of minority interest	6,091	(6,731)

Income (loss) from discontinued operations	6,711	(4,422)

Net income (loss)	(20,588)	17,020
Dividends to preferred shareholders	(2,862)	(2,862)

Net income (loss) available to common shareholders	$(23,450)	$14,158

Earnings per common share — basic
Income (loss) from continuing operations (net of preferred dividends)	$(0.81)	$0.50
Income (loss) from discontinued operations	0.18	(0.12)

Net income (loss) available to common shareholders	$(0.63)	$0.38

Weighted average common shares outstanding — basic	37,261,643	36,937,682

Earnings per common share — diluted
Income (loss) from continuing operations (net of preferred dividends)	$(0.81)	$0.50
Income (loss) from discontinued operations	0.18	(0.12)

Net income (loss) available to common shareholders	$(0.63)	$0.38

Weighted average common shares outstanding — diluted	37,261,648	37,049,164

Dividends declared	$0.45	$0.78

     The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income	Compensation	Stock	Total

Shareholders’ Equity and Accumulated Earnings, December 31, 2002	$49	$396	$940,122	$—	$(14,822)	$(639)	$(91,407)	$833,699
Comprehensive income
Net income (loss)	—	—	—	(20,588)	—	—	—	(20,588)
Net change in derivative value, net of minority interest	—	—	—	—	(428)	—	—	(428)

Total comprehensive income (loss)								(21,016)
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	—	—	(3,897)	—	—	—	4,160	263
Adjustment for minority interest of unitholders in Operating Partnership at dates of capital transactions	—	—	1,801	—	—	—	—	1,801
Stock-based compensation	—	—	44	—	—	—	—	44
Restricted stock issuances, net of forfeitures	—	—	(174)	—	—	(308)	482	—
Amortization of deferred compensation	—	—	—	—	—	95	—	95
Dividends to preferred shareholders	—	—	—	(2,862)	—	—	—	(2,862)
Dividends to common shareholders	—	—	(40,253)	23,450	—	—	—	(16,803)

Shareholders’ Equity and Accumulated Earnings, March 31, 2003	$49	$396	$897,643	$—	$(15,250)	$(852)	$(86,765)	$795,221

     The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash Flows From Operating Activities
Net income (loss)	$(20,588)	$17,020
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gains on property sales — continuing operations	—	(13,275)
Gains on properties held for sale and sold — discontinued operations, net of minority interest	(6,091)	6,731
Severance charges	19,712	—
Asset impairment charge	14,118	—
Minority interest of preferred unitholders in Operating Partnership	1,400	1,400
Minority interest of common unitholders in Operating Partnership	(3,877)	2,543
Minority interest in discontinued operations	79	315
Equity in loss of unconsolidated entities	393	343
Stock-based compensation	44	—
Depreciation	23,194	20,905
Amortization of deferred financing costs	788	555
Changes in assets, (increase) decrease in:
Restricted cash	(74)	93
Other assets	(2,495)	(7,980)
Deferred charges	(936)	(894)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	7,456	7,766
Accounts payable and accrued expenses	(6,131)	(8,792)
Security deposits and prepaid rents	(295)	(375)

Net cash provided by operating activities	26,697	26,355

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(13,774)	(44,702)
Net proceeds from property sales	38,262	41,393
Capitalized interest	(1,869)	(4,433)
Recurring capital expenditures	(1,462)	(1,879)
Corporate additions and improvements	(208)	(279)
Non-recurring capital expenditures	(958)	(547)
Revenue generating capital expenditures	(89)	(327)
Distributions from (investment in and advances to) unconsolidated entities	17,902	(17,860)

Net cash provided by (used in) investing activities	37,804	(28,634)

Cash Flows From Financing Activities
Payments on notes payable	(659)	(580)
Lines of credit proceeds (repayments), net	(29,630)	43,336
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	263	1,025
Distributions to preferred unitholders	(1,400)	(1,400)
Distributions to common unitholders	(3,767)	(3,993)
Dividends paid to preferred shareholders	(2,862)	(2,862)
Dividends paid to common shareholders	(29,025)	(28,699)

Net cash provided by (used in) financing activities	(67,080)	6,827

Net increase (decrease) in cash and cash equivalents	(2,579)	4,548
Cash and cash equivalents, beginning of period	6,390	4,803

Cash and cash equivalents, end of period	$3,811	$9,351

     The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company owns 30,078 apartment units in 80 apartment communities, including 859 apartment units under development and lease-up in three apartment communities. At March 31, 2003, approximately 52.5%, 18.8% and 7.4% (on a unit basis) of the Company’s communities were located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

As of March 31, 2003, the Company had outstanding 37,325,182 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing an 88.7% ownership interest in the Operating Partnership. Common Units held by persons (including three directors of the Company) other than the Company totaled 4,731,653 as of March 31, 2003 and represented a 11.3% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 88.6% and 88.0% for the three months ended March 31, 2003 and 2002, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Post Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to the current year’s financial statement presentation.

Stock-based Compensation

On January 1, 2003, the Company elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 also amended the disclosure requirements in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method on reported results. In prior periods, the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

Under the prospective method of adoption of SFAS No. 123 and SFAS No. 148, the Company will reflect as an expense each period the estimated cost of stock-based compensation calculated under the Black-Scholes option pricing model for stock options, for all stock-based compensation granted after January 1, 2003. For stock-based compensation granted prior to December 31, 2002, compensation expense was generally not recognized for stock options granted at the Company’s current stock price on the grant date. As a result, the Company’s general and administrative expenses may not be comparable between periods. For the three months ended March 31, 2003, general and administrative expenses included compensation expense of $44 recognized under the fair value method.

The following table reflects the effect on the Company’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied for each period.

	Three months ended
	March 31,

	2003	2002

Net income (loss) available to common shareholders
As reported	$(23,450)	$14,158
Stock-based compensation included in net income (loss) as reported, net of minority interest	39	—
Stock-based compensation determined under the fair value method for all awards, net of minority interest	(94)	(176)

Pro forma	$(23,505)	$13,982

Net income (loss) per common share — basic
As reported	$(0.63)	$0.38
Pro forma	$(0.63)	$0.38
Net income (loss) per common share — diluted
As reported	$(0.63)	$0.38
Pro forma	$(0.63)	$0.38

New Accounting Pronouncements

In 2002 and 2003, the Financial Accounting Standards Board issued several new accounting pronouncements and the pronouncements with a potential impact on the Company are discussed below.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Company to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company adopted the requirements of SFAS No. 145 on January 1, 2003. The implementation of the statement had no impact on the Company’s results of operations or financial position in the three months ended March 31, 2003 and 2002. In the second quarter of 2003, the Company will reclassify $120, net of minority interest, of extraordinary items recorded in the second quarter of 2002 from its prior period treatment as extraordinary items to expenses used in the determination of income from continuing operations. The Company believes this change will not be significant to the Company’s results of operations or its financial position. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The implementation of this Statement did not have a significant effect on the Company’s results of operations or its financial position.

FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” was issued in November 2002. FIN No. 45 clarifies disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, it clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applicable for guarantees issued or modified after December 31, 2002. The

Company has implemented the disclosure requirements of FIN No. 45 effective with its December 31, 2002 financial statements and adopted the recognition and measurement provisions effective January 1, 2003. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a significant impact on the Company’s financial position or results of operations.

FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in January 2003. FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003 where the Company is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending September 30, 2003. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Company and the Company’s maximum exposure to loss from these entities. The Company currently does not have any interests in variable interest entities and believes that FIN No. 46 will not have a significant effect on its results of operations or financial position.

2.	NOTES PAYABLE

At March 31, 2003 and December 31, 2002, the Company’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate		Maturity Date (1)	March 31, 2003	December 31, 2002

Unsecured Notes
Senior Notes	Int	6.11% - 7.70%		2003-2010	$385,000	$385,000
Medium Term Notes	Int	6.69% - 8.12	%(2)	2004-2015	323,000	323,000

					708,000	708,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85%(3)		2004	155,000	185,000
Cash Management Line	N/A	LIBOR + 0.75%		2003	11,739	11,369

					166,739	196,369

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int	6.975	%(4)	2029	101,100	101,100
Other	Prin. and Int	5.50% - 7.69%		2007-2013	194,047	194,706

					295,147	295,806

Tax Exempt Floating Rate
Bonds (Secured)	Int	1.15	%(5)	2025	214,380	214,380

Total					$1,384,266	$1,414,555

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At March 31, 2003, the average interest rate was 2.08%.

(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at March 31, 2003 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows (1):

Remainder of 2003	$103,149
2004	27,094
2005	204,402
2006	79,732
2007	112,178
Thereafter	690,972

$1,217,527

(1)	Excludes outstanding balances on lines of credit of $166,739 discussed below.

Unsecured Lines of Credit

The Company utilizes a $320,000 three-year syndicated revolving line of credit (the “Revolver”), for its short-term financing needs. At March 31, 2003, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in April 2004, however, management expects to renew this facility later in 2003.

Through April 2003, the Company also had in place an additional $125,000 line of credit facility for general corporate purposes. This line matured in April 2003 and was not renewed. There were no outstanding borrowings under this facility at March 31, 2003.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in June 2003. Management expects to renew this facility at its maturity. At March 31, 2003, the Company has issued letters of credit to third parties totaling $963 under this facility.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2003, the Company holds investments in four individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed or under development apartment community. The Company holds a 35% equity interest in the Property LLCs. The total estimated development cost of the apartment communities of $217,000 is being funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Company. The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $10,321 at March 31, 2003. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company provides real estate services (development, construction and property management) to the Property LLCs.

The operating results of the Company include its proportionate share of net income (loss) from the investments in the Property LLCs. As of March 31, 2003, all of the apartment communities had commenced rental operations. A summary of financial information for the Property LLCs in the aggregate is as follows:

	March 31,	December 31,
	2003	2002

Real estate assets, net	$199,078	$198,854
Cash and other	3,640	2,330

Total assets	$202,718	$201,184

Mortgage notes payable	$16,977	$—
Construction notes payable to Company (1)	138,791	160,294
Other liabilities	4,067	3,975

Total liabilities	159,835	164,269
Members’ equity	42,883	36,915

Total liabilities and members’ equity	$202,718	$201,184

Company’s equity investment	$25,142	$21,991

Company’s share of mortgage and construction notes payable	$54,519	$56,103

(1)	All of the Company’s construction financing to these unconsolidated real estate entities is included in the Company’s outstanding debt and real estate assets. At March 31, 2003 and December 31, 2002, the venture partner’s share of the construction loans was $90,214 and $104,191, respectively.

	Three Months Ended
	March 31,

	2003	2002

Revenues
Rental	$3,246	$331
Other	139	72

Total revenues	3,385	403

Expenses
Property operating and maintenance (exclusive of items shown separately below)	2,019	727
Depreciation	1,333	396
Interest	1,157	259

Total expenses	4,509	1,382

Net loss	$(1,124)	$(979)

Company’s share of net loss	$(393)	$(343)

The Company has committed construction financing to three Property LLCs totaling $144,402 ($138,791 funded at March 31, 2003). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from September 2003 to November 2004 and are expected to be repaid from the proceeds of permanent project financings. In February 2003, one of the Property LLCs repaid its outstanding construction note payable to the Company of $24,071 through the proceeds from a third-party non-recourse permanent mortgage note totaling $17,000 and from additional member equity contributions. The mortgage note bears interest at 4.28%, requires monthly principal and interest payments based on a 30-year amortization schedule and matures in March 2008. The Company issued a limited guarantee and indemnity to the lender regarding certain customary recourse liabilities and environmental matters up to a maximum potential exposure of $5,000. The other member of the Property LLC is obligated to reimburse the Company for up to its 65% share ($3,250) of the maximum potential exposure under these arrangements.

As part of the development and construction services agreements entered into between the Company and the Property LLCs, the Company guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits (approximately $19,000). At March 31, 2003, the Company had substantially completed three of the communities and had funded approximately $845 under the guarantee provisions of the agreements. The amounts funded were accounted for as part of the Company’s investment in the Property LLC’s. The Company’s remaining maximum exposure for the fourth Property LLC totals approximately $5,200. The Company does not currently expect to be required to fund any guarantees relating to the Property LLC. Additionally, under theses agreements, the Company is subject to project completion date requirements, as defined. At March 31, 2003, the Company had met and believes that it will meet the remaining completion date requirements and not be subject to any additional costs.

4.	REAL ESTATE ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

The Company classifies real estate assets as held for sale after the approval of its internal investment committee and after the Company has commenced an active program to sell the assets. At March 31, 2003, the Company had classified one apartment community and certain tracts of land as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $46,201, which represents the lower of cost or fair value less costs to sell. The Company expects the sale of these assets to occur in the next twelve months.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations for all periods presented. Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of real estate assets designated and classified as held for sale after January 1, 2002 are included in discontinued operations. All subsequent gains or additional losses on the sale of these assets are also included in discontinued operations. Additionally under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.

For the three months ended March 31, 2003, income from discontinued operations included the results of operations, through the earlier of community sale date (if the community was sold between January 1, 2003 and March 31, 2003) or March 31, 2003, of two apartment communities containing 1,009 units that were classified as held for sale at December 31, 2002. For the three months ended March 31, 2002, income from discontinued operations included the results of operations of eight apartment communities containing 3,134 units and one commercial property.

The revenues and expenses of these communities for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended
	March 31,

	2003	2002

Revenues
Rental	$2,173	$7,662
Other	71	264

Total revenues	2,244	7,926

Expenses
Property operating and maintenance (exclusive of items shown separately below)	805	3,054
Depreciation	—	864
Interest	739	1,383

Total expenses	1,544	5,301

Income from discontinued operations (before minority interest)	$700	$2,625

For the three months ended March 31, 2003, the Company recognized net gains from discontinued operations of $7,981 ($7,072 net of minority interest), on the sale of one community, containing 239 apartment units, reduced by losses of $1,107 ($981 net of minority interest) resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels previously classified as held for sale at December 31, 2002.

For the three months ended March 31, 2003, the Company recorded an impairment loss of $14,118, under the provisions of SFAS No. 144, to write-down the cost of an apartment community, located in Phoenix, Arizona, to its estimated fair value, based upon a revised determination that it was more probable that this community would be marketed for sale in the near term instead of held for long-term investment. This community has not been classified as held for sale at March 31, 2003 as the Company’s internal investment committee has not approved the sale of the community and no program has been initiated to actively sell the community.

Under prior accounting pronouncements, operating results and net gains or losses on the sale of assets classified as held for sale prior to December 31, 2001 are included in continuing operations. As a result of this presentation, income from continuing operation and gains on property sales are not comparable between periods. The discussion below relates to the gains on property sales reported in continuing operations in the consolidated statements of operations for the three months ended March 31, 2002.

In the three months ended March 31, 2002, the Company sold two apartment communities containing 540 units and one commercial property for net proceeds of approximately $41,393. The communities sold were located in Tampa, Florida and Clearwater, Florida and the commercial property was located in Grand Prairie, Texas. These sales resulted in net gains of approximately $13,275. For the three months ended March 31, 2002, the consolidated statements of operations include net income of $366 from these two communities and one commercial property held for sale at December 31, 2001.

5.	EARNINGS PER SHARE

For the three months ended March 31, 2003 and 2002, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three Months Ended
	March 31,

	2003	2002

Income (loss) from continuing operations available to common shareholders (numerator):
Income (loss) from continuing operations	$(27,299)	$21,442
Less: Preferred stock dividends	(2,862)	(2,862)

Income (loss) from continuing operations available to common shareholders	$(30,161)	$18,580

Common shares (denominator):
Weighted average shares outstanding — basic	37,261,643	36,937,682
Incremental shares from assumed conversion of stock options	5	111,482

Weighted average shares outstanding — diluted	37,261,648	37,049,164

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2003 and 2002, the Company had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the three months ended March 31, 2003 and 2002, the Company recorded the unrealized net gains of $172, net of minority interest, and $1,933, net of minority interest, respectively, on these cash flow hedges as an increase in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet. Within the next twelve months, the Company expects to reclassify out of accumulated other comprehensive income approximately $6,066.

During the first quarter of 2003, the Company entered into two interest rate cap arrangements with two financial institutions. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Company’s variable rate, tax exempt borrowings. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At March 31, 2003, the difference of $600, net of minority interest, between the amortized costs of the interest rate cap arrangements of $2,720 and their fair value of $2,044 is included in accumulated other comprehensive income, a shareholders’ equity account. The $2,720 cost of the arrangements is being amortized as additional expense over their five-year term in accordance with SFAS No. 133, as amended.

Comprehensive income (loss) for the three months ended March 31, 2003 totaled a loss of $21,016, as summarized on the consolidated statement of shareholders’ equity and accumulated earnings. Comprehensive income for the three months ended March 31, 2002 totaled income of $18,953 and consisted of net income of $17,020 plus the net change in the value of the derivatives discussed above of $1,933.

7.	SEGMENT INFORMATION

Segment Description

In accordance with SFAS No. 131, “Disclosure About the Segments of an Enterprise and Related Information,” the Company presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by the Company’s chief operating decision makers to manage the business.

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information.

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2002 – communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities – those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Sold communities — communities which were sold in the prior year and not reflected as discontinued operations (see note 4).

Segment Performance Measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Company uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “income (loss) from continuing operations” is the most directly comparable GAAP measure to net operating income.

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and property NOI together with a reconciliation of segment contribution to property NOI income from continuing operations. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended
	March 31,

	2003	2002

Revenues
Fully stabilized communities	$64,945	$68,105
Communities stabilized during 2002	8,787	6,223
Development and lease-up communities	3,414	1,721
Sold communities	—	736
Other	4,627	4,996
Interest income	234	405

Consolidated revenues	$82,007	$82,186

Contribution to NOI
Fully stabilized communities	$41,791	$44,891
Communities stabilized during 2002	5,642	3,389
Development and lease-up communities	1,695	953
Sold communities	—	366
Other	(981)	(668)

Consolidated net operating income	48,147	48,931

Interest income	234	405
Minority interest in consolidated property partnerships	334	483
Gains on property sales	—	13,275
Depreciation	(22,728)	(19,902)
Interest	(16,561)	(13,144)
Amortization of deferred loan costs	(788)	(555)
General and administrative	(3,624)	(3,765)
Other expenses	(567)	—
Severance charges	(19,712)	—
Asset impairment charge	(14,118)	—
Equity in losses of unconsolidated real estate entities	(393)	(343)
Minority interest of preferred unitholders	(1,400)	(1,400)
Minority interest of common unitholders	3,877	(2,543)

Income (loss) from continuing operations	$(27,299)	$21,442

8.	SEVERANCE AND ASSET IMPAIRMENT CHARGES

In the first quarter of 2003, the Company recorded a $19,712 ($17,467 net of minority interest) severance charge relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors. In addition, the Company recorded a $14,118 ($12,510 net of minority interest) asset impairment charge, under the provisions of SFAS No. 144, to write-down the cost of an apartment community, located in Phoenix, Arizona, to its estimated fair value.

The severance charges consisted of a $13,994 charge representing the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements and a $5,718 charge representing the discounted present value of estimated net costs that may be incurred by the Company as a result of the settlement of split-dollar life insurance obligations to the individuals under their employment contracts. The estimated charge for the settlement of the split-dollar life insurance obligations may change based upon a final legal determination regarding these insurance contracts and a final settlement among the parties.

The asset impairment charge relating to the Company’s Phoenix, Arizona apartment community was based upon a revised determination that it was more probable that this community would be marketed for sale in the near term instead of held for long-term investment. This determination was based on the views of the Company’s new chairman and current chief executive officer resulting from a review of the Company’s apartment communities during the quarter ended March 31, 2003. This community has not been classified as held for sale at March 31, 2003 as the Company’s internal investment committee has not approved the sale of the community and no program has been initiated to actively sell the community.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the three months ended March 31, 2003 and 2002 were as follows:

During the three months ended March 31, 2003, the Company’s derivative financial instruments (see note 6) decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $428, net of minority interest. During the three months ended March 31, 2002, the Company’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $1,933, net of minority interest.

During the three months ended March 31, 2003, holders of 97,772 units in the Operating partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the dilutive impact of the Dividend Reinvestment and Employee Stock Purchase and Option Plans and other capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholders’ equity in the amounts of $1,801 and $115 for the three months ended March 31, 2003 and 2002, respectively.

10.	STOCK-BASED COMPENSATION PLAN

During the first quarter of 2003, the Company granted 13,117 shares of restricted stock to company officers. The restricted shares vest ratably over a three-year period. The total value of the restricted share grant, net of forfeitures, of $308 was initially reflected in shareholders’ equity as additional capital and as deferred compensation, a contra shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

11.	LEGAL PROCEEDINGS

On April 7, 2003, John A. Williams, chairman emeritus of the board, withdrew a complaint for injunctive relief and damages filed on March 21, 2003. As a result, the temporary restraining order issued by the Superior Court of Cobb County, Georgia in connection with the complaint also has been withdrawn. The board of directors was to have voted on a number of resolutions that would have restricted Mr. Williams with respect to certain company matters, including restrictions on access to employees and information. The temporary restraining order had enjoined the board from voting on any such resolutions during the 30-day period.

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company, including John Williams, and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. The defendants have not yet filed an answer. The Company believes this lawsuit is without merit and intends to vigorously defend against it.

On May 13, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. Mr. Williams was not named as a defendant in the lawsuit. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. The defendants have not yet filed an answer. The Company believes this lawsuit is without merit and intends to vigorously defend against it.

The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these proceedings, including the shareholder derivative and purported class action litigation discussed above, will not have a material adverse effect on the Company’s results of operations or financial position.

12.	SUBSEQUENT EVENTS

On April 7, 2003, Mr. Williams, former chairman and current chairman emeritus of the board of directors, commenced a proxy contest to elect a slate of five nominees to the board of directors at the 2003 annual meeting of shareholders to be held on May 22, 2003 in opposition to the nominees proposed by the current board. Management of the Company is aggressively opposing the Williams nominees and supporting the re-election of the current board. The Company estimates expenses related to the solicitation of proxies from shareholders, in excess of expenses normally incurred for its annual meeting, to aggregate up to approximately $4,000.

In April 2003, the Company announced that its executive vice president and chief financial officer, and its executive vice president of asset management, would be leaving the Company during the second quarter of 2003. The Company estimates that total severance costs associated with the departure of these two executives will be approximately $1,600 to $1,700.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Real estate assets
Land	$269,669	$273,058
Building and improvements	1,995,326	1,976,809
Furniture, fixtures and equipment	239,382	246,634
Construction in progress	86,388	92,945
Investments in and advances to unconsolidated real estate entities	163,933	182,285
Land held for future development	21,754	24,879

	2,776,452	2,796,610
Less: accumulated depreciation	(448,341)	(426,136)
Assets held for sale	46,201	73,061

Total real estate assets	2,374,312	2,443,535
Cash and cash equivalents	3,811	6,390
Restricted cash	1,443	1,369
Deferred charges, net	15,195	15,584
Other assets	43,863	41,273

Total assets	$2,438,624	$2,508,151

Liabilities and partners’ equity
Notes payable	$1,384,266	$1,414,555
Accrued interest payable	16,450	8,994
Distribution payable	19,392	33,252
Accounts payable and accrued expenses	62,065	49,124
Security deposits and prepaid rents	7,955	8,250

Total liabilities	1,490,128	1,514,175

Commitments and contingencies
Partner’s equity
Preferred units	215,000	215,000
Common units
General partner	8,607	9,143
Limited partners	742,220	786,682
Accumulated other comprehensive income	(17,331)	(16,849)

Total partners’ equity	948,496	993,976

Total liabilities and partners’ equity	$2,438,624	$2,508,151

     The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended
	March 31,

	2003	2002

Revenues
Rental	$78,862	$78,788
Other	2,911	2,993
Interest	234	405

Total revenues	82,007	82,186

Expenses
Property operating and maintenance (excluding items shown separately below)	33,626	32,850
Depreciation	22,728	19,902
Interest	16,561	13,144
Amortization of deferred loan costs	788	555
General and administrative	3,624	3,765
Minority interest in consolidated property partnerships	(334)	(483)
Other	567	—
Severance charges	19,712	—
Asset impairment charge	14,118	—

Total expenses	111,390	69,733

Income (loss) from continuing operations before gains on property sales	(29,383)	12,453
Equity in losses of unconsolidated real estate entities	(393)	(343)
Gains on property sales	—	13,275

Income (loss) from continuing operations	(29,776)	25,385

Discontinued operations
Income from discontinued operations	699	2,625
Gains (losses) on properties held for sale and sold	6,874	(7,652)

Income (loss) from discontinued operations	7,573	(5,027)

Net income (loss)	(22,203)	20,358
Distributions to preferred unitholders	(4,262)	(4,262)

Net income (loss) available to common unitholders	$(26,465)	$16,096

Earnings per common unit — basic
Income (loss) from continuing operations (net of preferred distributions)	$(0.81)	$0.50
Income (loss) from discontinued operations	0.18	(0.12)

Net income (loss) available to common unitholders	$(0.63)	$0.38

Weighted average common units outstanding — basic	42,049,315	41,994,047

Earnings per common unit — diluted
Income (loss) from continuing operations (net of preferred distributions)	$(0.81)	$0.50
Income (loss) from discontinued operations	0.18	(0.12)

Net income (loss) available to common unitholders	$(0.63)	$0.38

Weighted average common units outstanding — diluted	42,049,320	42,105,529

Distributions declared	$0.45	$0.78

     The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In Thousands)
(Unaudited)

		Common Units		Accumulated
				Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income	Total

Partners’ Equity, December 31, 2002	$215,000	$9,143	$786,682	$(16,849)	$993,976
Comprehensive Income
Net income (loss)	12,849	(351)	(34,701)	—	(22,203)
Net change in derivative value	—	—	—	(482)	(482)

Total comprehensive income (loss)					(22,685)
Contributions from the Company related to Dividend Reinvestment and Employee Stock Purchase Plans	—	3	260	—	263
Stock-based compensation	—	—	44	—	44
Distributions to preferred Unitholders	(12,849)	—	8,587	—	(4,262)
Distributions to common Unitholders	—	(189)	(18,746)	—	(18,935)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	1	94	—	95

Partners’ Equity, March 31, 2003	$215,000	$8,607	$742,220	$(17,331)	$948,496

     The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash Flows From Operating Activities
Net income (loss)	$(22,203)	$20,358
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gains on property sales — continuing operations	—	(13,275)
Gains on properties held for sale and sold — discontinued operations	(6,874)	7,652
Severance charges	19,712	—
Asset impairment charge	14,118	—
Stock-based compensation	44	—
Equity in loss of unconsolidated real estate entities	393	343
Depreciation	23,194	20,904
Amortization of deferred financing costs	788	555
Changes in assets, (increase) decrease in:
Restricted cash	(74)	93
Other assets	(2,495)	(7,980)
Deferred charges	(936)	(894)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	7,456	7,766
Accounts payable and accrued expenses	(6,131)	(8,792)
Security deposits and prepaid rents	(295)	(375)

Net cash provided by operating activities	26,697	26,355

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(13,774)	(44,702)
Net proceeds from property sales	38,262	41,393
Capitalized interest	(1,869)	(4,433)
Recurring capital expenditures	(1,462)	(1,879)
Corporate additions and improvements	(208)	(279)
Non-recurring capital expenditures	(958)	(547)
Revenue generating capital expenditures	(89)	(327)
Distributions from (investment in and advances to) unconsolidated entities	17,902	(17,860)

Net cash provided by (used in) investing activities	37,804	(28,634)

Cash Flows From Financing Activities
Payments on notes payable	(659)	(580)
Lines of credit proceeds (repayments), net	(29,630)	43,336
Proceeds from Dividend Reinvestment and Employee Stock Purchase Plans	263	1,025
Distributions to preferred unitholders	(4,262)	(4,262)
Distributions to common unitholders	(32,792)	(32,692)

Net cash provided by (used in) financing activities	(67,080)	6,827

Net increase (decrease) in cash and cash equivalents	(2,579)	4,548
Cash and cash equivalents, beginning of period	6,390	4,803

Cash and cash equivalents, end of period	$3,811	$9,351

     The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except apartment unit data)

1.	Organization and Significant Accounting Policies

Organization

Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership, and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. Post Properties, Inc. (the “Company”) through its wholly owned subsidiaries is the sole general partner, a limited partner and owns a majority interest in the Operating Partnership. The Operating Partnership, through its operating divisions and subsidiaries conducts substantially all of the on-going operations of Post Properties, Inc., a publicly traded company which operates as a self-administered and self-managed real estate investment trust.

At March 31, 2003, the Company owned 88.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 63.6% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 88.6% and 88.0% for the three months ended March 31, 2003 and 2002 respectively. At March 31, 2003, Common Units held by persons (including three directors of the Company) other than the Company represented a 11.3% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

The Operating Partnership owns 30,078 apartment units in 80 apartment communities, including 859 apartment units under development and lease-up in three apartment communities. At March 31, 2003, approximately 52.5%, 18.8% and 7.4% (on a unit basis) of the Company’s communities were located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

Under the provisions of the limited partnership agreement, as amended, Operating Partnership net profits, net losses and cash flow (after allocations to preferred ownership interests) are allocated to the partners in proportion to their common ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Code.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in the Post Apartment Homes, L.P. Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to conform to the current year’s financial statement presentation.

Stock-based Compensation

On January 1, 2003, the Operating Partnership elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 also amended the disclosure requirements in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method on reported results. In prior periods, the Operating Partnership accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

Under the prospective method of adoption of SFAS No. 123 and SFAS No. 148, the Operating Partnership will reflect as an expense each period the estimated cost of stock-based compensation calculated under the Black-Scholes option pricing model for stock options, for all stock-based compensation granted after January 1, 2003. For stock-based compensation granted prior to December 31, 2002, compensation expense was generally not recognized for stock options granted at the Company’s current stock price on the grant date. As a result, the Operating Partnership’s general and administrative expenses may not be comparable between periods. For the three months ended March 31, 2003, general and administrative expenses included compensation expense of $44 recognized under the fair value method.

The following table reflects the effect on the Operating Partnership’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied for each period.

	Three Months Ended
	March 31,

	2003	2002

Net income (loss) available to common unitholders
As reported	$(26,465)	$16,096
Stock-based compensation included in net income (loss) as reported	44	—
Stock-based compensation determined under the fair value method for all awards	(106)	(200)

Pro forma	$(26,527)	$15,896

Net income (loss) per common unit — basic
As reported	$(0.63)	$0.38
Pro forma	$(0.63)	$0.38
Net income (loss) per common unit — diluted
As reported	$(0.63)	$0.38
Pro forma	$(0.63)	$0.38

New Accounting Pronouncements

In 2002 and 2003, the Financial Accounting Standards Board issued several new accounting pronouncements and the pronouncements with a potential impact on the Operating Partnership are discussed below.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Operating Partnership to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Operating Partnership adopted the requirements of SFAS No. 145 on January 1, 2003. The implementation of the statement had no impact on the Operating Partnership’s results of operations or financial position in the three months ended March 31, 2003 and 2002. In the second quarter of 2003, the Operating Partnership will reclassify $136 of extraordinary items recorded in the second quarter of 2002 from its prior period treatment as extraordinary items to expenses used in the determination of income from continuing operations. The Operating Partnership believes this change will not be significant to the Operating Partnership’s results of operations or its financial position. The remaining provisions of SFAS No. 145 are generally not applicable to the Operating Partnership.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The implementation of this Statement did not have a significant effect on the Operating Partnership’s results of operations or its financial position.

FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” was issued in November 2002. FIN No. 45 clarifies disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, it clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applicable for guarantees issued or modified after December 31, 2002. The Operating Partnership has implemented the disclosure requirements of FIN No. 45 effective with its December 31, 2002 financial statements and adopted the recognition and measurement provisions effective January 1, 2003. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a significant impact on the Operating Partnership’s financial position or results of operations.

FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in January 2003. FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003 where the Operating Partnership is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending September 30, 2003. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Operating Partnership and the Operating Partnership’s maximum exposure to loss from these entities. The Operating Partnership currently does not have any interests in variable interest entities and believes that FIN No. 46 will not have a significant effect on its results of operations or financial position.

2.	NOTES PAYABLE

At March 31, 2003 and December 31, 2002, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity		December 31,
Description	Terms	Interest Rate		Date (1)	March 31, 2003	2002

Unsecured Notes
Senior Notes	Int	6.11% - 7.70%		2003-2010	$385,000	$385,000
Medium Term Notes	Int	6.69% - 8.12	%(2)	2004-2015	323,000	323,000

					708,000	708,000

Unsecured Lines of Credit & Other Revolver	N/A	LIBOR + 0.85%(3)		2004	155,000	185,000
Cash Management Line	N/A	LIBOR + 0.75%		2003	11,739	11,369

					166,739	196,369

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int	6.975%	(4)	2029	101,100	101,100
Other	Prin. and Int	5.50% - 7.69%		2007-2013	194,047	194,706

					295,147	295,806

Tax Exempt Floating Rate	Int	1.15	%(5)	2025	214,380	214,380

Bonds (Secured)					—	—
Total					$1,384,266	$1,414,555

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At March 31, 2003, the average interest rate was 2.08%.

(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at March 31, 2003 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows (1):

Remainder of 2003	$103,149
2004	27,094
2005	204,402
2006	79,732
2007	112,178
Thereafter	690,972

$1,217,527

(2)	Excludes outstanding balances on lines of credit of $166,739 discussed below.

Unsecured Lines of Credit

The Operating Partnership utilizes a $320,000 three-year syndicated revolving line of credit (the “Revolver”), for its short-term financing needs. At March 31, 2003, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in April 2004, however, management expects to renew this facility later in 2003.

Through April 2003, the Operating Partnership also had in place an additional $125,000 line of credit facility for general corporate purposes. This line matured in April 2003 and was not renewed. There were no outstanding borrowings under this facility at March 31, 2003.

Additionally, the Operating Partnership has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus ..25% and matures in June 2003. Management expects to renew this facility at its maturity. At March 31, 2003, the Operating Partnership has issued letters of credit to third parties totaling $963 under this facility.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2003, the Operating Partnership holds investments in four individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed or under development apartment community. The Operating Partnership holds a 35% equity interest in the Property LLCs. The total estimated development cost of the apartment communities of $217,000 is being funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Operating Partnership. The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $10,321 at March 31, 2003. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs.

The operating results of the Operating Partnership include its proportionate share of net income (loss) from the investments in the Property LLCs. As of March 31, 2003, all of the apartment communities had commenced rental operations. A summary of financial information for the Property LLCs in the aggregate is as follows:

	March 31,	December 31,
	2003	2002

Real estate assets, net	$199,078	$198,854
Cash and other	3,640	2,330

Total assets	$202,718	$201,184

Mortgage notes payable	$16,977	$—
Construction notes payable to Operating Partnership (1)	138,791	160,294
Other liabilities	4,067	3,975

Total liabilities	159,835	164,269
Members’ equity	42,883	36,915

Total liabilities and members’ equity	$202,718	$201,184

Operating Partnership’s equity investment	$25,142	$21,991

Operating Partnership’s share of mortgage and construction notes payable	$54,519	$56,103

(2)	All of the Operating Partnership’s construction financing to these unconsolidated real estate entities is included in the Operating Partnership’s outstanding debt and real estate assets. At March 31, 2003 and December 31, 2002, the venture partner’s share of the construction loans was $90,214 and $104,191, respectively.

	Three Months Ended
	March 31,

	2003	2002

Revenues
Rental	$3,246	$331
Other	139	72

Total Revenues	3,385	403

Expenses
Property operating and maintenance (exclusive of items shown separately below)	2,019	727
Depreciation	1,333	396
Interest	1,157	259

Total expenses	4,509	1,382

Net loss	(1,124)	(979)

Operating Partnership’s share of net loss	$(393)	$(343)

The Operating Partnership has committed construction financing to three Property LLCs totaling $144,402 ($138,791 funded at March 31, 2003). These loans earn interest at LIBOR plus 1.75% and are secured by the apartment communities. The loans mature on dates ranging from September 2003 to November 2004 and are expected to be repaid from the proceeds of permanent project financings. In February 2003, one of the Property LLCs repaid its outstanding construction note payable to the Operating Partnership of $24,071 through the proceeds from a third-party non-recourse permanent mortgage note totaling $17,000 and from additional member equity contributions. The mortgage note bears interest at 4.28%, requires monthly principal and interest payments based on a 30-year amortization schedule and matures in March 2008. The Operating Partnership issued a limited guarantee and indemnity to the lender regarding certain customary recourse liabilities and environmental matters up to a maximum potential exposure of $5,000. The other member of the Property LLC is obligated to reimburse the Operating Partnership for up to its 65% share ($3,250) of the maximum potential exposure under these arrangements.

As part of the development and construction services agreements entered into between the Operating Partnership and the Property LLCs, the Operating Partnership guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits (approximately $19,000). At March 31, 2003, the Operating Partnership had substantially completed three of the communities and had funded approximately $845 under the guarantee provisions of the agreements. The amounts funded were accounted for as part of the Operating Partnership’s investment in the Property LLC’s. The Operating Partnership’s remaining maximum exposure for the fourth Property LLC totals approximately $5,200. The

Operating Partnership does not currently expect to be required to fund any guarantees relating to the Property LLC. Additionally, under theses agreements, the Operating Partnership is subject to project completion date requirements, as defined. At March 31, 2003, the Operating Partnership had met and believes that it will meet the remaining completion date requirements and not be subject to any additional costs.

4.	REAL ESTATE ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

The Operating Partnership classifies real estate assets as held for sale after the approval of its internal investment committee and after the Operating Partnership has commenced an active program to sell the assets. At March 31, 2003, the Operating Partnership had classified one apartment community and certain tracts of land as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $46,201, which represents the lower of cost or fair value less costs to sell. The Operating Partnership expects the sale of these assets to occur in the next twelve months.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations for all periods presented. Also under the provisions of SFAS No. 144, the reserves, if any, to write down the carrying value of real estate assets designated and classified as held for sale after January 1, 2002 are included in discontinued operations. All subsequent gains or additional losses on the sale of these assets are also included in discontinued operations. Additionally under SFAS No. 144, any impairment losses on assets held for continuing use are included in continuing operations.

For the three months ended March 31, 2003, income from discontinued operations included the results of operations, through the earlier of community sale date (if the community was sold between January 1, 2003 and March 31, 2003) or March 31, 2003, of two apartment communities containing 1,009 units that were classified as held for sale at December 31, 2002. For the three months ended March 31, 2002, income from discontinued operations included the results of operations of eight apartment communities containing 3,134 units and one commercial property.

The revenues and expenses of these communities for the three months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended
	March 31,

	2003	2002

Revenues
Rental	$2,173	$7,662
Other	71	264

Total Revenues	2,244	7,926

Expenses
Property operating and maintenance (exclusive of items shown separately below)	805	3,054
Depreciation	—	864
Interest	739	1,383

Total expenses	1,544	5,301

Income from discontinued operations (before minority interest)	$700	$2,625

For the three months ended March 31, 2003, the Operating Partnership recognized net gains from discontinued operations of $7,981 on the sale of one community, containing 239 apartment units, reduced by losses of $1,107 resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels previously classified as held for sale at December 31, 2002.

For the three months ended March 31, 2003, the Operating Partnership recorded an impairment loss of $14,118, under the provisions of SFAS No. 144, to write-down the cost of an apartment community, located in Phoenix, Arizona, to its estimated fair value, based upon a revised determination that it was more probable that this community would be marketed for sale in the near term instead of held for long-term investment. This community has not been classified as held for sale at March 31, 2003 as the Operating Partnership’s internal investment committee has not approved the sale of the community and no program has been initiated to actively sell the community.

Under prior accounting pronouncements, operating results and net gains or losses on the sale of assets classified as held for sale prior to December 31, 2001 are included in continuing operations. As a result of this presentation, income from continuing operation and gains on property sales are not comparable between periods. The discussion below relates to the gains on property sales reported in continuing operations in the consolidated statements of operations for the three months ended March 31, 2002.

In the three months ended March 31, 2002, the Operating Partnership sold two apartment communities containing 540 units and one commercial property for net proceeds of approximately $41,393. The communities sold were located in Tampa, Florida and Clearwater, Florida and the commercial property was located in Grand Prairie, Texas. These sales resulted in net gains of approximately $13,275. For the three months ended March 31, 2002, the consolidated statements of operations include net income of $366 from these two communities and one commercial property held for sale at December 31, 2001.

5.	EARNINGS PER UNIT

For the three months ended March 31, 2003 and 2002, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three Months Ended
	March 31,

	2003	2002

Income (loss) available to common unitholders (numerator)
Income (loss) from continuing operations	$(29,776)	$25,385
Less: preferred unit distributions	(4,262)	(4,262)

Income (loss) from continuing operations available to common unitholders	$(34,038)	$21,123

Common units (denominator)
Weighted average units outstanding — basic	42,049,315	41,994,047
Incremental units from assumed conversion of stock options	5	111,482

Weighted average units outstanding — diluted	42,049,320	42,105,529

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2003 and 2002, the Operating Partnership had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. For the three months ended March 31, 2003 and 2002, the Operating Partnership recorded the unrealized net gains of $194 and $2,198 respectively, on these cash flow hedges as an increase in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet. Within the next twelve months, the Operating Partnership expects to reclassify out of accumulated other comprehensive income approximately $6,066.

During the first quarter of 2003, the Operating Partnership entered into two interest rate cap arrangements with two financial institutions. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Operating Partnership’s variable rate, tax exempt borrowings. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At March 31, 2003, the difference of $676 between the amortized costs of the interest rate cap arrangements of $2,720 and their fair value of $2,044 is included in accumulated other comprehensive income, a shareholders’ equity account. The $2,720 cost of the arrangements is being amortized as additional expense over their five-year term in accordance with SFAS No. 133, as amended.

Comprehensive income (loss) for the three months ended March 31, 2003 totaled a loss of $22,685, as summarized on the consolidated statement of shareholders’ equity and accumulated earnings. Comprehensive income for the three months ended March 31, 2002 totaled income of $22,556 and consisted of net income of $20,358 plus the net change in the value of the derivatives discussed above of $2,198.

7.	SEGMENT INFORMATION

Segment Description

In accordance with SFAS No. 131, “Disclosure About the Segments of an Enterprise and Related Information,” the Operating Partnership presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on substantially the same basis as the internally reported information used by the Operating Partnership’s chief operating decision makers to manage the business.

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information.

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2002 — communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Sold communities — communities which were sold in the prior year and not reflected as discontinued operations (see note 4).

Segment Performance Measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Operating Partnership uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Operating Partnership believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Operating Partnership, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Operating Partnership believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Operating Partnership believes that the line on the Operating Partnership’s consolidated statement of operations entitled “income (loss) from continuing operations” is the most directly comparable GAAP measure to net operating income.

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and property NOI together with a reconciliation of segment contribution to property NOI income from continuing operations. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three Months Ended
	March 31,

	2003	2002

Revenues
Fully Stabilized Communities	$64,945	$68,105
Communities Stabilized During 2002	8,787	6,223
Development and Lease-up Communities	3,414	1,721
Sold Communities	—	736
Other	4,627	4,996
Interest Income	234	405

Consolidated Revenues	$82,007	$82,186

Contribution to NOI
Fully stabilized communities	$41,791	$44,891
Communities stabilized during 2002	5,642	3,389
Development and lease-up communities	1,695	953
Sold communities	—	366
Other	(981)	(668)

Consolidated net operating income	48,147	48,931

Interest income	234	405
Minority interest in consolidated property partnerships	334	483
Gains on property sales	—	13,275
Depreciation	(22,728)	(19,902)
Interest	(16,561)	(13,144)
Amortization of deferred loan costs	(788)	(555)
General and administrative	(3,624)	(3,765)
Other expenses	(567)	—
Severance charges	(19,712)	—
Asset impairment charge	(14,118)	—
Equity in losses of unconsolidated real estate entities	(393)	(343)

Income (loss) from continuing operations	$(29,776)	$25,385

8.	SEVERANCE AND ASSET IMPAIRMENT CHARGES

In the first quarter of 2003, the Operating Partnership recorded a $19,712 severance charge relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors. In addition, the Operating Partnership recorded a $14,118 asset impairment charge, under the provisions of SFAS No. 144, to write-down the cost of an apartment community, located in Phoenix, Arizona, to its estimated fair value.

The severance charges consisted of a $13,994 charge representing the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements and a $5,718 charge representing the discounted present value of estimated net costs that may be incurred by the Operating Partnership as a result of the settlement of split-dollar life insurance obligations to the individuals under their employment contracts. The estimated charge for the settlement of the split-dollar life insurance obligations may change based upon a final legal determination regarding these insurance contracts and a final settlement among the parties.

The asset impairment charge relating to the Operating Partnership’s Phoenix, Arizona apartment community was based upon a revised determination that it was more probable that this community would be marketed for sale in the near term instead of held for long-term investment. This determination was based on the views of the Company’s new chairman and current chief executive officer resulting from a review of the Operating Partnership’s apartment communities during the quarter ended March 31, 2003. This community has not been classified as held for sale at March 31, 2003 as the Operating Partnership’s internal investment committee has not approved the sale of the community and no program has been initiated to actively sell the community.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the three months ended March 31, 2003 and 2002 were as follows:

During the three months ended March 31, 2003, the Operating Partnership’s derivative financial instruments (see note 6) decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in partner’s equity of $482. During the three months ended March 31, 2002, the Operating Partnership’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partner’s equity of $2,198.

10.	STOCK BASED COMPENSATION PLAN

During the first quarter of 2003, the Company granted 13,117 shares of restricted stock to Operating Partnership officers. The restricted shares vest ratably over a three-year period. The total value of the restricted share grant, net of forfeitures, of $308 was initially reflected in partners’ equity as additional capital reduced by non-amortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

11.	LEGAL PROCEEDINGS

On April 7, 2003, John A. Williams, chairman emeritus of the board, withdrew a complaint for injunctive relief and damages filed on March 21, 2003. As a result, the temporary restraining order issued by the Superior Court of Cobb County, Georgia in connection with the complaint also has been withdrawn. The board of directors was to have voted on a number of resolutions that would have restricted Mr. Williams with respect to certain company matters, including restrictions on access to employees and information. The temporary restraining order had enjoined the board from voting on any such resolutions during the 30-day period.

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company, including John Williams, and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. The defendants have not yet filed an answer. The Company believes this lawsuit is without merit and intends to vigorously defend against it.

On May 13, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. Mr. Williams was not named as a defendant in the lawsuit. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. The defendants have not yet filed an answer. The Company believes this lawsuit is without merit and intends to vigorously defend against it.

The Operating Partnership is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability insurance. Management of the Operating Partnership believes that any resolution of pending proceedings or liability to the Operating Partnership which may arise as a result of these proceedings, including the shareholder derivative and purported class action litigation discussed above, will not have a material adverse effect on the Operating Partnership’s results of operations or financial position.

12.	SUBSEQUENT EVENTS

On April 7, 2003, Mr. Williams, former chairman and current chairman emeritus of the board of directors, commenced a proxy contest to elect a slate of five nominees to the board of directors at the 2003 annual meeting of shareholders to be held on May 22, 2003 in opposition to the nominees proposed by the current board. Management of the Company is aggressively opposing the Williams nominees and supporting the re-election of the current board. The Company estimates expenses related to the solicitation of proxies from shareholders, in excess of expenses normally incurred for its annual meeting, to aggregate up to approximately $4,000.

In April 2003, the Operating Partnership announced that its executive vice president and chief financial officer, and its executive vice president of asset management, would be leaving the Operating Partnership during the second quarter of 2003. The Operating Partnership estimates that total severance costs associated with the departure of these two executives will be approximately $1,600 to $1,700.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 (Dollars in thousands, except per share data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. The Company owns 30,078 apartment units in 80 apartment communities, including 859 apartment units in three apartment communities under development and lease-up. At March 31, 2003, approximately 52.5%, 18.8% and 7.4% (on a unit basis) of the Company’s communities are located in the Atlanta, Dallas and Tampa metropolitan area, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

At March 31, 2003, the Company owned approximately 88.7% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons (including certain officers and directors) other than the Company represented a 11.3% common minority interest in the Operating Partnership.

The following discussion should be read in conjunction with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and the financial condition are substantially the same except for the effect of the 11.3% common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations”.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include our expectations with regard to: net operating income for 2003, occupancy levels and rental rates, operating expenses, stabilized community revenues in excess of specified expenses, accounting recognition and measurement of guarantees, employee severance charges and other accrued liabilities, debt maturities and financing needs, dividend payments, our ability to meet new construction, development and other long-term liquidity requirements, and our ability to execute asset sales. All forward-looking statements are subject to certain risks and uncertainties that could cause actual events to differ materially from those projected. Management believes that these forward-looking statements are reasonable; however, you should not place undue reliance on such statements. These statements are based on current expectations and speak only as of the date of such statements. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of future events, new information or otherwise.

The following are some of the factors that could cause the Company’s actual results to differ materially from the expected results described in the Company’s forward-looking statements:

•	The Company’s ability to successfully defend against Mr. Williams’ proxy contest;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;

•	The impact of competition on the Company’s business, including competition for tenants and development locations;

•	The Company’s ability to obtain financing or self-fund the development of additional apartment communities;

•	The uncertainties associated with the Company’s current real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;

•	Uncertainties associated with the timing and amount of asset sales and the resulting gains/losses associated with such asset sales;

•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation; and

•	The Company’s ability to continue to qualify as a real estate investment trust under the Code.

Other important risk factors regarding the Company are included under the caption “Risk Factors” in the company’s Annual Report on Form 10-K for the year ended December 31, 2002 and may be discussed in subsequent filings with the SEC.

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The discussion below addresses the implementation and the impact of new pronouncements and accounting policies in the three months ended March 31, 2003.

On January 1, 2003, the Company elected to voluntarily change its method of accounting for stock-based compensation to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” using the prospective method prescribed by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 also amended the disclosure requirements in both annual and interim financial statements about the method of accounting used for stock-based compensation and the effect of the method on reported results. In prior periods, the Company accounted for stock-based compensation under the intrinsic value method by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

Under the prospective method of adoption of SFAS No. 123 and SFAS No. 148, the Company will reflect as an expense each period the estimated cost of stock-based compensation, calculated under the Black-Scholes option pricing model for stock options, for all stock-based compensation granted after January 1, 2003. For stock-based compensation granted prior to December 31, 2002, compensation expense was generally not recognized for stock options granted at the Company’s current stock price on the grant date. As a result, the Company’s general and administrative expenses may not be comparable between periods. For the three months ended March 31, 2003, general and administrative expenses included stock-based compensation expense of $44 recognized under the fair value method. Note 1 to the consolidated financial statements reflects the Company’s net income and earnings per share had the fair value method of accounting under SFAS No. 123 been applied for each period.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” was issued in May 2002. SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishments of Debt,” which provided that gains and losses from early debt retirements be treated as extraordinary items. Under SFAS No. 145, gains and losses from early debt retirements will only be treated as extraordinary items if they meet the criteria for extraordinary items under APB No. 30. Since the definition of an extraordinary item is more restrictive under APB No. 30, SFAS No. 145 will generally cause the Company to treat gains or losses from early debt retirements as part of income before extraordinary items. This part of SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 and requires the reclassification of prior period extraordinary items not meeting the APB No. 30 criteria. The Company adopted the requirements of SFAS No. 145 on January 1, 2003. The implementation of this statement had no impact on the Company’s results of operations or its financial position in the three months ended March 31, 2003 and 2002. In the second quarter of 2003, the Company will reclassify $120, net of minority interest, of extraordinary items recorded in the second quarter of 2002 from its prior period treatment as extraordinary items to expenses used in the determination of income from continuing operations. The Company believes this change will not be significant to the Company’s results of operations or its financial position. The remaining provisions of SFAS No. 145 are generally not applicable to the Company.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in July 2002. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The implementation of this Statement did not have a significant effect on the Company’s results of operations or its financial position in the three months ended March 31, 2003.

FASB Interpretation No. 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others” was issued in November 2002. FIN No. 45 clarifies disclosure requirements to be made by a guarantor in its interim and annual financial statements regarding its obligations under certain guarantees that it has issued. Additionally, it clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The initial recognition and measurement provisions of FIN No. 45 are applicable for guarantees issued or modified after December 31, 2002. The Company has implemented the disclosure requirements of FIN No. 45 effective with its December 31, 2002 financial statements and adopted the recognition and measurement provisions effective January 1, 2003. The adoption of the recognition and measurement provisions of FIN No. 45 did not have a significant impact on the Company’s financial position or results of operations.

FASB Interpretation No. 46 (“FIN No. 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was issued in January 2003. FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 are applicable immediately to all variable interest entities created after January 31, 2003. For variable interest entities created prior to February 1, 2003 where the Company is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending September 30, 2003. Information required to be disclosed in 2003 pursuant to FIN No. 46 includes the nature, purpose, size and activities of all variable interest entities where it is reasonably possible that such entities will be required to be consolidated by the Company and the Company’s maximum exposure to loss from these entities. The Company currently does not have any interests in variable interest entities and believes that FIN No. 46 will not have a significant effect on its results of operations or financial position.

Results of Operations

The following discussion of results of operations should be read in conjunction with the consolidated statements of operations and the community operations/segment performance information included below.

The Company’s revenues and earnings are generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy. A community is generally considered by the Company to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 95% physical occupancy on the first day of any month or (2) one year after completion of construction.

At March 31, 2003, the Company’s portfolio of wholly-owned and majority-owned apartment communities consisted of the following: (1) 67 communities that were completed and stabilized for all of the current and prior year, (2) five communities that achieved full stabilization during 2002, and (3) three communities and additions to an existing community currently in the development or lease-up stage. Sold communities include communities sold in 2002 that were not reflected in discontinued operations under SFAS No. 144 (see below). These operating segments exclude one apartment community held for sale at March 31, 2003 and four apartment communities held in unconsolidated entities.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease up deficits for the three months ended March 31, 2003 and 2002 were $258 and $455, respectively.

In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other revenues and property operating and maintenance expense (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “income (loss) from continuing operations” is the most directly comparable GAAP measure to net operating income. See note 7 to the consolidated financial statements for a reconciliation of net operating income to GAAP income (loss) from continuing operations.

Comparison of Three Months Ended March 31, 2003 to Year Ended March 31, 2002

The operating performance from continuing operations for all of the Company’s apartment communities summarized by operating segment for the three months ended March 31, 2003 and 2002 is summarized as follows:

	Three months ended
	March 31,

	2003	2002	% Change

Rental and other revenues
Fully stabilized communities (1)	$64,945	$68,105	(4.6)%
Communities stabilized during 2002	8,787	6,223	41.2%
Lease-up communities (2)	3,414	1,721	98.4%
Sold communities (3)	—	736	—
Other revenue (4)	4,627	4,996	(7.4)%

	81,773	81,781	—

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	23,154	23,214	(0.3)%
Communities stabilized during 2002	3,145	2,834	11.0%
Lease-up communities (2)	1,719	768	123.8%
Sold communities (3)	—	370	—
Other expense (5)	5,608	5,664	(1.0)%

	33,626	32,850	2.4%

Net operating income	$48,147	$48,931	(1.6)%

Recurring capital expenditures: (6)
Carpet	$598	$659	(9.3)%
Other	864	1,220	(29.2)%

Total	$1,462	$1,879	(22.2)%

Non recurring capital expenditures	$1,047	$874	19.8%

Average apartment units in service	29,409	30,405	(3.3)%

(1)	Communities which reached stabilization prior to January 1, 2002.

(2)	Communities in the “construction”, “development” or “lease-up” stage during 2003 and, therefore, not considered fully stabilized for all of the periods presented.

(3)	Includes results from two communities containing 540 units and one commercial property in 2002.

(4)	Other revenues include revenues from commercial properties, from the Company’s corporate apartment rental business and revenues not directly related to property operations. Other revenue excludes interest income included in total revenues in the consolidated statements of operations.

(5)	Other expenses include certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and the Company’s corporate apartment rental business.

(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.

The Operating Partnership reported net income (loss) available to common unitholders of ($26,465) and $16,096 for the three months ended March 31, 2003 and 2002, respectively, and the Company reported net income (loss) available to common shareholders of ($23,450) and $14,158 for the three months ended March 31, 2003 and 2002, respectively. The decline in net income between the three months ended March 31, 2003 and 2002 reflected the impact of two separate, non-cash charges totaling $33,830 ($29,997 net of minority interest) recorded in the three months ended March 31, 2003. The first non-cash charge totaling $19,712 ($17,467 net of minority interest) was a severance charge related to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors. The amount consists of a $13,994 charge representing the discounted present value of the estimated payments to be made to these individuals under their existing employment arrangements and a $5,718 charge representing the discontinued present value of estimated net costs that may be incurred by the Company as a result of the settlement of split-dollar life insurance obligations to the individuals under their employment arrangements. The second non-cash charge totaling $14,118 ($12,510 net of minority interest) was an asset impairment loss recorded under the provisions of SFAS No. 144 to write-down the cost of an apartment community located in Phoenix, Arizona, to its estimated fair value. This charge was recorded under SFAS No. 144 based on a revised determination that it was more probable that this community would be marketed for sale in the near term instead of held for long-term investment. In addition, the decline in net income (loss) reflects a decrease in fully stabilized communities operating performance and reduced earnings resulting from the Company’s asset sale and capital recycling program. The impact of these items is discussed below.

Rental and other revenues remained almost flat between periods resulting from a decrease in rental and other revenues from fully stabilized communities of $3,160 (see discussion below) and sold communities of $736 offset by increased rental and other revenues from new stabilized and lease-up properties of $4,257. Property operating and maintenance expenses (excluding depreciation and amortization) increased $776 or 2.4% primarily due to increased expenses from newly stabilized and lease-up communities as these expenses typically increase as property occupancy levels increase towards stabilized occupancy levels. Property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities remained essentially flat between periods (see discussion below).

The Company reported no net gains on property sales in continuing operations in 2003, as under the provisions of SFAS No. 144 all gains (losses) on sales of properties classified as held for sale subsequent to January 1, 2002 are classified as discontinued operations. The net gains on property sales included in continuing operations of $13,275 in 2002 resulted from the sale of two communities containing 540 units and one commercial property. These assets were all classified as assets held for sale at December 31, 2001. For the three months ended March 31, 2003, the Company recognized net gains from discontinued operations of $7,981 ($7,072 net of minority interest), on the sale of one community, containing 239 apartment units, reduced by losses of $1,107 ($981 net of minority interest) resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels previously classified as held for sale at December 31, 2002. For the three months ended March 31, 2002, the Company recorded a reserve for losses totaling $7,652 ($6,731 net of minority interest) to reduce the carrying value of certain of the assets designated as held for sale to their fair value less costs to sell in discontinued operations under SFAS No. 144. See the section titled “Discontinued Operations” below for further discussion.

Depreciation expense increased $2,826 or 14.2% from 2002 to 2003 primarily due to increased depreciation on newly stabilized and lease-up properties, partially offset by the cessation of depreciation on properties sold and currently held for sale.

Interest expense increased $3,417 or 26.0% from 2002 to 2003 primarily due to a $2,564 reduction in capitalized interest to development properties between periods as the Company’s development pipeline transitioned to operating properties. Excluding the reduction in capitalized interest, the increase in interest expense was a result of more interest expense reclassified to discontinued operations in 2002 of $644.

General and administrative expenses decreased $141 or 3.7% from 2002 to 2003 primarily due to lower executive salaries and associated costs due to the change in roles from executive to non-executive status of the Company’s chairman and vice-chairman in February 2003 as such costs were charged against the $19,712 severance reserve established during the first quarter of 2003.

Other expenses of $567 in 2003 includes legal expenses of $373 relating to board of directors governance and transition matters, the settlement cost of $100 relating to the bankruptcy of a former technology investment and the estimated loss of $94 on the disposal of the Company’s partial ownership interest in a corporate aircraft.

Equity in losses of unconsolidated real estate entities increased from $343 in 2002 to $393 in 2003. These losses reflect the Company’s share of earnings and losses from four single community limited liability companies (see note 3 to the consolidated financial statements). The losses increased in 2003 primarily due to the losses associated with one of the four communities being in the lease-up phase in 2003.

Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. At March 31, 2003, the fully stabilized portfolio of 67 communities with 24,347 units includes 37 communities with 14,614 units (60.0%) located in Atlanta, Georgia, 18 communities with 5,183 units (21.3%) in Dallas, Texas, three communities with 1,439 units (6%) located in Tampa, Florida and nine communities with 3,111 units (13.0%) located in other markets. The operating performance of these communities is summarized as follows:

	Three months ended
	March 31,

	2003	2002	% Change

Rental and other revenue	$64,945	$68,105	(4.6)%
Property operating and maintenance expense (excluding depreciation and amortization)	23,154	23,214	(0.3)%

Same store net operating income (1)	$41,791	$44,891	(6.9)%

Capital expenditures (2)
Recurring:
Carpet	$563	$499
Other	745	951

Total recurring	1,308	1,450
Non-recurring	599	478

Total capital expenditures (A)	$1,907	$1,928	(1.1)%

Total capital expenditures per unit (A÷24,347 units)	$78	$79	(1.3)%

Average monthly rental rate per apartment unit (3)	$956	$1,009	(5.3)%

Average economic occupancy (4)	90.1%	90.1%	—

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See note 7 to the consolidated financial statements for a reconciliation of net operating income for stabilized communities to GAAP income (loss) from continuing operations. The Company uses net operating income including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other revenues from real estate operations less total property maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than, factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “income (loss) from continuing operations” is the most directly comparable GAAP measure to net operating income.

(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended
	March 31,

	2003	2002

Recurring capital expenditures by operating segment
Same store	$1,308	$1,450
Partially stabilized	46	2
Construction and lease-up	10	5
Other segments	98	422

Total recurring capital expenditures per statements of cash flows	$1,462	$1,879

Non-recurring capital expenditures by operating segment Same store	$599	$478
Partially stabilized	39	3
Construction and lease-up	4	1
Other segments	316	65

Total non-recurring capital expenditures per statements of cash flows	$958	$547

(3)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units divided by total units.

(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. (Average economic occupancy, taking account of these amounts would have been 88.8% and 88.4% for the three months ended March 31, 2003 and 2002, respectively). Concessions were $734 and $1,092 and employee discounts were $136 and $206 for the three months ended March 31, 2003 and 2002, respectively.

Rental and other revenues decreased $3,160 or 4.6% from 2002 to 2003. This decrease resulted primarily from a 5.3% decline in the average monthly rental rate per apartment unit. The decline in average rental rate resulted in a revenue decrease of approximately $3,862 between periods. The aggregate decline in revenues related to other property fees totaled $236. These declines were offset by lower up-front rental concessions of $358 and lower vacancy losses of $581. The decline in rental rates in 2003 reflects the effect of the sluggish economy on the Company’s primary markets coupled with a continuing supply of new apartment units. This trend was especially true for the Company’s largest markets, Atlanta, Georgia and Dallas, Texas, which experienced rental and other revenue declines of $2,121 and $619, respectively, between periods.

Property operating and maintenance expenses (excluding depreciation and amortization) were essentially flat between periods. Increased insurance expenses of $287 or 24.3% were largely offset by decreased personnel expenses of $185 or 3.0% and decreased property tax expenses of $188 or 2.3%. Insurance costs increased primarily due to the volatility in insurance markets caused by, among other things, increased terrorism risks and lower insurance company investment returns. Personnel costs decreased due primarily to the impact of prior year staff reductions and continued tight control of wage increases between years. Property tax expenses decreased due to lower property tax expense accruals in 2003 that reflect the impact of achieved tax savings in late 2002 that were not reflected in the property tax expense accruals in the first quarter of 2002. This was especially true in the Company’s Dallas, Texas market.

For the remainder of 2003, management expects a moderation in the rate of decline in rental and other revenues from fully stabilized communities. Continued cost control efforts in 2003 lead to management’s expectation of modest full year increases in fully stabilized community operating expenses primarily driven by projected full year increases in property taxes and insurance expenses offset by reductions in personnel costs. In light of the expectation of decreased revenues and modestly higher operating expenses for the full year of 2003, stabilized community net operating income is expected to continue to show period over period declines when compared to 2002.

Discontinued Operations

In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale subsequent to January 1, 2002 are included in discontinued operations in the consolidated statement of operations.

For the three months ended March 31, 2003, income from discontinued operations includes the results of operations through the earlier of the community sale date (if the community was sold between January 1, 2003 and March 31, 2003) or March 31, 2003, of two apartment communities containing 1,009 units that were held for sale at December 31, 2002. For the three months ended March 31, 2002, income from discontinued operations included the results of operations of eight apartment communities containing 3,134 units and one commercial property. The revenues and expenses of these properties for the three months ended March 31, 2003 and 2002 were as follows:

	Three months ended
	March 31,

	2003	2002

Revenues
Rental	$2,173	$7,662
Other	71	264

Total revenues	2,244	7,926

Expenses
Property operating and maintenance (exclusive of items shown separately below)	805	3,054
Depreciation	—	864
Interest	739	1,383

Total expenses	1,544	5,301

Income from discontinued operations (before minority interest)	$700	$2,625

The decrease in revenues and expenses between periods results from the three months ended March 31, 2003 including the results of operations of two communities (one through the actual sale date and one through March 31, 2003) and the revenues and expenses for the three months ended March 31, 2002 including full period operating results for seven apartment communities and one commercial property and one apartment community through the actual sale date.

For the three months ended March 31, 2003, the Company recognized net gains from discontinued operations of $7,981 ($7,072 net of minority interest), on the sale of one community, containing 239 apartment units, reduced by losses of $1,107 ($981 net of minority interest) resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels previously classified as held for sale at December 31, 2002. For the three months ended March 31, 2002, the Company recorded a reserve for losses totaling $7,652 ($6,731 net of minority interest) to reduce the carrying value of certain of the assets designated as held for sale to their fair value less costs to sell in discontinued operations under SFAS No. 144.

Severance and Asset Impairment Charges

In the first quarter of 2003, the Company recorded a $19,712 ($17,467 net of minority interest) severance charge relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors. In addition, the Company recorded a $14,118 ($12,510 net of minority interest) asset impairment charge, under the provisions of SFAS No. 144, to write-down the cost of an apartment community, located in Phoenix, Arizona, to its estimated fair value.

The severance charges consisted of a $13,994 ($12,399 net of minority interest) charge representing the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements and a $5,718 ($5,068 net of minority interest) charge representing the discounted present value of estimated net costs that may be incurred by the Company as a result of the settlement of split-dollar life insurance obligations to the individuals under their employment arrangements. The estimated charge for the settlement of the split-dollar life insurance obligations may change based upon a final legal determination regarding these insurance contracts and a final settlement among the parties.

The asset impairment charge relating to the Company’s Phoenix, Arizona apartment community was based upon a revised determination that it was more probable that this community would be marketed for sale in the near term instead of held for long-term investment. This community has not been classified as held for sale at March 31, 2003 as the Company’s internal investment committee has not approved the sale of the community and no program has been initiated to actively sell the community.

Subsequent Events

In April 2003, Mr. Williams, former chairman and current chairman emeritus of the board of directors, commenced a proxy contest to elect a slate of five nominees to the board of directors at the 2003 annual meeting of shareholders to be held on May 22, 2003 in opposition to the nominees proposed by the current board. Management of the Company is aggressively opposing the Williams nominees and supporting the re-election of the current board. The Company estimates expenses related to the solicitation of proxies from shareholders, in excess of expenses normally incurred for its annual meeting, to aggregate up to approximately $4,000.

In April 2003, the Company announced that two executive officers, including its chief financial officer, would be leaving the Company as management seeks to add to its base of experience in its executive team. The two executive officers’ termination will be effective the earlier of July 1, 2002 or such earlier date as the chief executive officer may determine. The Company also announced that it is seeking to fill the chief financial officer position and a chief investment officer position. The estimated severance costs associated with the departing executives of approximately $1,600 to $1,700 will be recorded in the second quarter of 2003.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities was relatively flat from $26,355 in 2002 to $26,698 in 2003 despite the net loss reported in 2003, as the net loss included $33,830 (before minority interest) of non-cash severance and asset impairment charges. Additionally, cash flow from operating activities in 2003 was favorably impacted by the timing differences relating the changes of other assets and liabilities between periods.

Net cash provided by (used in) investing activities increased from net cash used of ($28,634) in 2002 to net cash provided of $37,804 in 2003 primarily due to reduced development and construction expenditures in 2003 and a net repayment of construction loan advances from unconsolidated real estate entities in 2003.

Net cash provided by (used in) financing activities decreased from net cash provided of $6,827 in 2002 to net cash used of ($67,080) in 2003 primarily due to the repayment of outstanding debt in 2003 compared to additional net borrowings in 2002. The proceeds used to repay consolidated debt balances were generated from asset sale proceeds and through the repayment of construction loan advances from unconsolidated entities.

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT in 2003. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income.

In 2003, the Company expects to meet its short-term liquidity requirement of funding the payment of its current level of quarterly dividends to shareholders from its net cash flow provided by operating activities, less its annual recurring and nonrecurring property and corporate capital expenditures. In order to meet this stated objective, the Company reduced its quarterly dividend payment rate to common shareholders from $0.78 per share in 2002 to $0.45 per share beginning in the first quarter of 2003. The factors that led to the dividend reduction were the decline in economic and market conditions in the Company’s major markets resulting in lower cash flow from its operating property portfolio and the short-term negative cash flow impact of funding its current development portfolio through the sale of operating real estate assets. If operating results and cash flows in future quarters decline significantly from current levels, the Company currently intends to use a combination of proceeds from asset sales and line of credit borrowings to fund the additional cash flow necessary to fully fund the Company’s current quarterly dividend to common shareholders of $0.45 per share. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

Management expects the Company to meet its construction and development and certain of its other long-term liquidity requirements, including maturities of long-term debt and lines of credit, debt and equity commitments to unconsolidated entities (summarized in the Company’s Form 10-K for the year ended December 31, 2002) and possible land and property acquisitions through the selective sale of operating properties and through long-term secured and unsecured borrowings. Management believes the Company has adequate borrowing capacity and accessibility to real estate sales markets to fund these requirements. Additionally in prior years, the Company has utilized equity joint ventures as a means of raising capital and reducing the size and exposure of its development property pipeline. The Company may continue to use joint venture arrangements in future years as a source of capital and to reduce the exposure of its future development pipeline.

As previously discussed, the Company intends to use the proceeds from the sale of operating properties as the primary source of capital to fund its current and future development expenditures. The Company began an active asset sale and capital recycling program in 2000 as the primary means to fund its on-going development community program. Total funds raised in fiscal 2002 and fiscal 2001 were $182,216 and $220,122, respectively.

In the three months ended March 31, 2003, the Company sold one apartment community, containing 239 apartment units, and certain land parcels for net proceeds of $38,262. The apartment community sold was the Company’s sole community in Austin, Texas and through this sale the Company exited a single-asset market as part of its strategy to focus geographically on fewer markets. In the three months ended March 31, 2002, the Company sold two communities containing 540 units and one commercial property for net proceeds of approximately $41,393. The communities sold were located in Tampa, Florida and Clearwater, Florida and the commercial property was located in Grand Prairie, Texas.

At March 31, 2003, the Company had available credit facility borrowing capacity of approximately $173,000 under its existing $320,000 revolving credit facility and its $20,000 cash management credit facility. The Company’s primary credit facility with total capacity of $320,000 matures in April 2004 and the $20,000 cash management facility matures in June 2003. Through April 2003, the Company had in place an additional $125,000 line of credit facility that was not renewed as the Company’s financing needs have reduced consistent with its reduced development spending. As a result of the decline in the Company’s development activities, management currently anticipates the renewal of its primary credit facility with a capacity of approximately $300,000. Additionally, management expects to renew and extend its $20,000 cash management credit facility. Management believes it will have adequate capacity under its facilities to execute its 2003 business plan without a significant level of asset sales or other secured and unsecured debt financings.

Subsequent to March 31, 2003, the Company’s unsecured public debt ratings were placed under review with negative implications (potential downgrades) by Standard & Poors and Moody’s Investor Services (the “rating agencies”) as a result of the proxy contest and the uncertainty regarding the composition of the board of directors and management team. The Company’s current unsecured debt ratings are BBB by Standard & Poors and Baa2 by Moody’s Investors Services. The rating agencies have stated that they plan to meet with management following the conclusion of the Company’s annual shareholders’ meeting and proxy contest to resolve their unsecured debt ratings on the Company. A lowering of the Company’s unsecured public debt ratings by one rating level would lead to increased pricing of its syndicated line of credit by 25 to 30 basis points and may increase the pricing of new issuances of public unsecured debt. In addition, certain of the financial covenants under the Company’s syndicated line of credit are tied to maintaining an investment grade credit rating. If the rating agencies were to downgrade the Company’s current ratings by one rating level, the Company would remain an investment grade rated company by both Moody’s Investors Services and Standard & Poors. Management does not anticipate that any potential downgrade will materially affect the Company’s ability to obtain the anticipated level of debt financing to finance its business plan. Should the Company not maintain its investment grade credit ratings its total dividend payout, exclusive of the portion of the dividend attributable to capital gains from asset sales up to $30,000, would be limited to 95% versus 100% of Consolidated Income

Available for Distribution, as defined. Management believes the Company’s current business plan and financing strategy are consistent with the fundamentals of maintaining its investment grade ratings.

Unsecured Lines of Credit

The Company utilizes a $320,000 three-year syndicated revolving line of credit (the “Revolver”), for its short-term financing needs. At March 31, 2003, the stated interest rate for the Revolver was LIBOR plus 0.85% or prime minus 0.25%. The Revolver provides for the rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The Revolver also includes a money market competitive bid option for short-term funds up to $160,000 at rates below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $30,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that this covenant will adversely affect the ability of the Operating Partnership to make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in April 2004, however, management expects to renew this facility later in 2003. This line may be renewed with a total capacity of approximately $300,000, due to reduced financing requirements resulting from reduced development activities.

Through April 2003, the Company also had in place an additional $125,000 line of credit facility for general corporate purposes. This line matured in April 2003 and was not renewed. There were no outstanding borrowings under this facility at March 31, 2003.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank of Georgia, N.A. (the “Cash Management Line”). The Cash Management Line bears interest at LIBOR plus 0.75% or prime minus .25% and matures in June 2003. Management expects to renew and extend this $20,000 cash management credit facility. At March 31, 2003, the Company has issued letters of credit to third parties totaling $963 under this facility.

Long-term Debt Issuances

In February 2003, one of the Company’s unconsolidated equity joint ventures closed a $17,000 loan with a life insurance company. This loan is secured by the apartment community owned by the joint venture in which the Company has a 35% ownership interest. The Company received 100% of the loan proceeds from the joint venture as a repayment of its outstanding construction loan to the joint venture. Payments of principal and interest will be based upon an interest rate of 4.28% per annum and a 30-year amortization schedule, with a balance due at maturity in March 2008. The net proceeds were used by the Company to repay amounts outstanding under its credit facilities.

Certain Effects of a Change of Control

The current board consists of eleven directors. Arthur M. Blank, a director of the Company, has informed the Company that he intends to resign from the board at the time of the 2003 annual meeting. Accordingly, upon Mr. Blank’s resignation, the board will be reduced in size to ten members. If the Williams nominees are elected to the board at the 2003 annual meeting, Mr. Williams together with the Williams nominees will hold six of ten positions on the board and will constitute a majority of the board. Under such circumstances, there may be a “change of control” under certain debt instruments and employee benefits plans of the Company. The debt instruments and benefits plans that could be affected by Mr. Williams’ proxy solicitation, if successful, are described below.

Lines of Credit

With respect to the Revolver, a “change of control” will occur if a majority of the members serving on the board during any twelve month period cease to serve on the board for any reason other than disability or death. If a change of control is deemed to occur, the administrative agent may terminate the Revolver at the direction of banks holding at least two-thirds of the total commitments under the Revolver and require the Company to repay any outstanding indebtedness under the Revolver.

With respect to the Cash Management Line, a “change of control” will occur if a majority of the members comprising the board during any twelve month period cease to serve on the board for any reason other than retirement after age 59, disability or death. If a change of control is deemed to occur, the lender may elect to terminate this facility and require the Company to repay any outstanding indebtedness under it.

Unsecured Notes

Under the indenture for the Company’s Unsecured Notes (which include the Senior Notes and the Medium Term Notes described under the caption “Schedule of Indebtedness”) if a default is deemed to occur with respect to recourse indebtedness or under any mortgage or other similar encumbrance, indenture or instrument, including any indenture which secures any indebtedness or borrowed money, in excess of $5 million for notes issued prior to September 2000 and $20 million for all other note issuances, and such default results in acceleration of the maturity of the outstanding principal amount (unless such acceleration is rescinded or the indebtedness is discharged), this event will result in a cross-default under the indentures governing the notes and the holders thereof may declare the aggregate principal amount of the notes due and payable.

Fannie Mae Debt

The Company is party to a credit enhancement agreement with the Federal National Mortgage Association (“Fannie Mae”) with respect to certain outstanding tax-exempt floating rate bonds (the “Tax Exempt Floating Rate Bonds”). In addition, on July 23, 1999, the Company issued $104 million of taxable bonds (the “FNMA Conventional Fixed Rate Bonds,” and together with the Tax Exempt Floating Rate Bonds, the “Fannie Mae Bonds”). With respect to the Fannie Mae Bonds, a “change of control” is defined as the replacement of more than 50% (or such lesser percentage as is required for decision making by the board) of the members of the board over a one year period from the directors who constituted the board at the beginning of such period and such replacements have not been approved by a vote of at least a majority of the board still in office who either were members of the board at the beginning of the one year period or whose election as members of the board was previously so approved. If a “change of control” is deemed to occur with respect to the Fannie Mae Bonds, Fannie Mae can elect to declare any outstanding amounts due and accelerate the payment thereof. If a “change in control” under such agreements caused these borrowings to be accelerated and paid prior to the expiration of the interest rate swap designated as a hedge against such debt, then the Company may be required to recognize a loss equal to the negative value of the interest rate swap ($14,398 at March 31, 2003) assuming the swap could not be redesignated as a hedge of other variable rate debt.

Employee Benefit Plans

Under two of the Company’s employee benefit plans, the Deferred Compensation Plan for Directors and Eligible Employees (the “Deferred Compensation Plan”) and the 2002 Shareholder Value Plan (collectively, the “Plans”), a “change of control” will be deemed to have occurred if the members who at the beginning of any period of two consecutive years or less constitute the board cease for any reason during such period to constitute at least a majority of the board, unless the election or nomination for election of each new member of the board was approved by at least two-thirds of the members of the board then still in office who were members of the board at the beginning of the applicable period.

If a change of control is deemed to occur under the Deferred Compensation Plan, participants who have elected to receive payment of deferred compensation upon a change of control will receive a portion of their deferred compensation at the time of such change of control. It is estimated that the aggregate amount of deferred compensation is approximately equal to $1 million. Further, in the event of a change of control, a “rabbi trust”, which holds assets to fund the Company’s obligations under the Deferred Compensation Plan, will become irrevocable. As a result, the Company will no longer have the option of removing assets from such rabbi trust for other purposes. A change of control event also requires that payments under the Deferred Compensation Plan be made directly by the trustee to participants. In addition, payments will be due to directors who have deferred compensation if they are not re-elected.

Under the 2002 Shareholder Value Plan, if a change of control occurs, each participant in the plan will receive the greater of: (1) the full amount of his or her target bonus for the 2002 and 2003 performance periods or (2) a percentage of his or her target bonus based on the Company’s performance in benchmark rankings.

Stock Repurchase Program

The Company’s Board of Directors has approved the purchase of up to $200,000 of the Company’s common stock. Through December 31, 2002, the Company had acquired 3,127,600 shares of its common stock at an aggregate cost of $114,126 and had acquired 100,000 shares of preferred stock at an aggregate cost of $5,100. The Company acquired no common or preferred stock in the three months ended March 31, 2003. Management has indicated it will be opportunistic with respect to additional share repurchases and intends to finance additional repurchases with asset sale proceeds rather than additional borrowings.

Schedule of Indebtedness

The following table reflects a summary of the Company’s indebtedness at March 31, 2003 and December 31, 2002:

	Payment	Interest		Maturity	March 31,	December 31,
Description	Terms	Rate		Date (1)	2003	2002

Unsecured Notes
Senior Notes	Int	6.11% — 7.70%		2003-2010	$385,000	$385,000
Medium Term Notes	Int	6.69% — 8.12	%(2)	2004-2015	323,000	323,000

					708,000	708,000

Unsecured Lines of Credit & Other
Revolver	N/A	LIBOR + 0.85	%(3)	2004	155,000	185,000
Cash Management Line	N/A	LIBOR + 0.75%		2003	11,739	11,369

					166,739	196,369

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int	6.975	%(4)	2029	101,100	101,100
Other	Prin. and Int	5.5% — 7.69%		2007-2013	194,047	194,706

					295,147	295,806

Tax Exempt Floating Rate Bonds (Secured)	Int.	1.15	%(5)	2025	214,380	214,380

Total					$1,384,266	$1,414,555

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Contains $100,000 of Mandatory Par Put Remarketed Securities. The annual interest rate on these securities to 2005 (the “Remarketing Date”) is 6.85%. On the Remarketing Date, they are subject to mandatory tender for remarketing.

(3)	Represents stated rate. At March 31,2003, the weighted average interest rate was 2.08%.

(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents rate at March 31, 2003 before credit enhancements. At March 31, 2003, the Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.

Capitalization of Fixed Assets and Community Improvements

The Company has a policy of capitalizing those expenditures relating to the acquisition of new assets and the development and construction of new apartment communities. In addition, the Company capitalizes expenditures that enhance the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life of these assets) after construction completion. Thereafter, these replacements are capitalized. Further, the Company expenses as incurred all interior and exterior painting of communities.

The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to apartment communities under development and construction. The internal personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and are reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This practice results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such communities.

A summary of community development improvements and other capitalized expenditures for the three months ended March 31, 2003 and 2002 is detailed below.

	Three months ended
	March 31,

	2003	2002

New community development activity	$14,112	$48,148
Nonrecurring capital expenditures
Revenue generating additions and improvements (1)	89	327
Other community additions and improvements (2)	958	547
Recurring capital expenditures
Carpet replacements and other community additions and improvements (3)	1,462	1,879
Corporate additions and improvements	208	279

	$16,829	$51,180

Other Data
Capitalized interest	$1,869	$4,433

Capitalized internal personnel and associated costs (4)	$600	$1,383

(1)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.

(2)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(3)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(4)	Reflects internal personnel and associated costs capitalized to construction and development activities.

Current Development Activity

The Company has under construction or in initial lease-up three new communities that will contain an aggregate of 859 units upon completion. The Company’s communities under development or in initial lease-up are summarized in the following table:

		Estimated	Amount			Estimated
		Construction	Spent	Quarter of	Quarter of	Quarter of	%	%
	Number of	Cost	As of	Construction	First Units	Stabilized	Leased	Occupied
Metropolitan Area	Units	($ in millions)	3/31/2003	Start	Available	Occupancy (1)	5/3/2003	5/3/2003

Wholly Owned Construction/Lease-up Communities
New York City, NY
Post ToscanaTM	199	93	85	1Q '02	1Q '03	2Q '04	26.1%	15.6%
Subtotal Wholly-Owned Construction/Lease-up Communities	199	$93	$85

Co-Investment Construction/Lease-up Communities
Pasadena, CA
Post Paseo Colorado (2)	391	76	75	2Q '00	1Q '02	2Q '03	88.0%	84.7%
Washington D.C.
Post Massachusetts AvenueTM (2)	269	73	70	2Q '01	4Q '02	4Q '03	46.8%	36.1%

Subtotal Co-Investment Construction/Lease-up Communities	660	$149	$145

Construction Totals	859	$242	$230

less Partners’ Portion		$(97)	$(94)

Post Properties’ Funding Commitment		$145	$136

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	These communities are being developed as a joint venture (Post equity ownership is 35%).

Inflation

Substantially all of the leases at the Company’s apartment communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to reduce the risk to the Company of the adverse effect of inflation.

Funds from Operations and Funds Available for Distribution

The Company uses the National Association for Real Estate Investment Trusts (“NAREIT”) definition of funds from operations (“FFO”). FFO is defined by NAREIT to mean net income (loss) available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from debt restructuring and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures all determined on a consistent basis in accordance with GAAP. FFO is a supplemental non-GAAP financial measure. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

The Company uses FFO as an operating measure. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of real estate assets diminishes predictably over time. NAREIT stated in its April 2002 White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” As a result, the concept of FFO was created by NAREIT for the REIT industry to provide an alternate measure. Since the Company agrees with the concept of FFO and appreciates the reasons surrounding its creation, they believe that FFO is an important supplemental measure of operating performance. In addition, since most equity REITs provide FFO information to the investment community, the Company believes FFO is a useful supplemental measure for comparing the Company’s results to those of other equity REITs. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income (loss) available to common shareholders” is the most directly comparable GAAP measure to FFO.

The Company uses funds available for distribution (“FAD”) as an operating measure. FAD is defined as FFO less capital expenditures funded by operations. FAD is a supplemental non-GAAP financial measure. The Company believes that FAD is an important supplemental measure of operating performance for an equity REIT because it provides investors with an indication of the REIT’s ability to fund its cash needs through earnings, including debt service requirements, construction and development expenditures and dividends and distributions. In addition, since most equity REITs provide FAD information to the investment community, the Company believes FAD is a useful supplemental measure for comparing the Company to other REITs. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income (loss) available to common shareholders” is the most directly comparable GAAP measure to FAD.

FFO and FAD should not be considered as an alternative to net income (loss) available to common shareholders (determined in accordance with GAAP) as an indicator of the Company’s financial performance. While management believes that FFO and FAD are supplemental non-GAAP financial performance measures, management believes it is also important to stress that FFO and FAD should not be considered as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity. Further, FFO and FAD are not necessarily indicative of sufficient cash flow to fund all of the Company’s needs or ability to service indebtedness or make distributions.

A reconciliation of net income (loss) available to common shareholders to FFO and FAD is provided below.

	Three months ended

		March 31,

	2003	2002

Net income (loss) available to common shareholders	$(23,450)	$14,158
Minority interest of common unitholders — continuing operations	(3,877)	2,543
Gains on property sales — continuing operations	—	(13,275)
Asset impairment charges	14,118	—
Gains on properties held for sale and sold, net of minority interest — discontinued operations	(6,091)	6,731
Minority interest in discontinued operations (1)	79	315
Depreciation on wholly-owned real estate assets, net (2)	21,618	19,586
Depreciation on real estate assets held in unconsolidated entities	466	138

Funds from operations	2,863	30,196
Recurring capital expenditures	(1,462)	(1,879)
Non-recurring capital expenditures	(958)	(547)

Funds available for distribution (3)	$443	$27,770

Cash flow provided by (used in):
Operating activities	$26,697	$26,355
Investing activities	$37,804	$(28,634)
Financing activities	$(67,080)	$6,827
Weighted average shares outstanding – basic	37,261,643	36,937,682
Weighted average shares and units outstanding – basic	42,049,315	41,994,047
Weighted average shares outstanding – diluted	37,261,648	37,049,164
Weighted average shares and units outstanding – diluted	42,049,320	42,105,529

(1)	Represents the minority interest in earnings of discontinued operations for the periods presented.

(2)	Depreciation on wholly-owned real estate assets is net of minority interest portion of depreciation in consolidated partnerships.

(3)	Since the Company does not add back the depreciation of non-real estate assets in its calculation of funds from operations, non-real estate related capital expenditures of $208 and $279 for the three months ended March 31, 2003 and 2002, respectively, are excluded from the calculation of funds available for distribution.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2003, the Company had $292,839 of variable rate debt tied to LIBOR. In addition, the Company had $214,380 in variable tax-exempt debt with interest based on the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

Management has and will continue to manage interest rate risk as follows:

•	maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level;

•	fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities;

•	use treasury locks where appropriate to fix rates on anticipated debt transactions, and

•	take advantage of favorable market conditions for long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives.

The table below provides information about the Company’s derivative financial instruments that are sensitive to changes in interest rates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value

					Asset (Liab.)
Interest Rate Swaps
Variable to fixed	$104,000 amortizing to $90,270	6.04%	1 month LIBOR	7/31/09	$(14,398)
Variable to fixed	$25,000	6.53%	3 month LIBOR	2/01/05	(2,257)
Interest rate cap	$107,190	5.00%	—	2/01/08	1,022
Interest rate cap	$107,190	5.00%	—	2/01/08	1,022

					$(14,611)

As more fully described in note 1 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $101,100 FNMA borrowings and $25,000 medium-term notes effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at March 31, 2003, would increase or decrease by approximately $3,800 on an annualized basis.

As discussed in “Managements Discussion and Analysis of Financial Condition and Results of Operations” under the section titled “Certain Effects of a Change in Control,” Mr. Williams commenced a proxy contest which could result in a “change in control” under certain of the Company’s debt arrangements, including the Fannie Mae credit enhanced borrowings of $101,100. If a “change in control” under such agreements caused these borrowings to be accelerated and paid prior to the expiration of the interest rate swap designated as a hedge against such debt, then the Company may be required to recognize a loss equal to the negative value of the interest rate swap ($14,398 at March 31, 2003) assuming the swap could not be redesignated as a hedge of other variable rate debt.

Effective February 1, 2003, the Company entered into two interest rate cap arrangements with two separate financial institutions with notional amounts totaling $214,380. The new interest rate cap arrangements replaced three expiring interest rate cap arrangements and were structured as cash flow hedges to provide a fixed ceiling at 5% for the Company’s variable rate, tax-exempt borrowings totaling $214,380. The Company is required to maintain this interest rate exposure protection under the terms of the financing arrangements. The $2,720 cost of the interest rate arrangements will be amortized as additional expense over their five year term in accordance with SFAS No. 133.

ITEM 4. CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no significant changes to the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 7, 2003, John A. Williams, chairman emeritus of the board, withdrew a complaint for injunctive relief and damages filed on March 21, 2003. As a result, the temporary restraining order issued by the Superior Court of Cobb County, Georgia in connection with the complaint also has been withdrawn. The board of directors was to have voted on a number of resolutions that would have restricted Mr. Williams with respect to certain company matters, including restrictions on access to employees and information. The temporary restraining order had enjoined the board from voting on any such resolutions during the 30-day period.

     On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company, including John Williams, and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. The defendants have not yet filed an answer. The Company believes this lawsuit is without merit and intends to vigorously defend against it.

     On May 13, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. Mr. Williams was not named as a defendant in the lawsuit. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. The defendants have not yet filed an answer. The Company believes this lawsuit is without merit and intends to vigorously defend against it.

     The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these proceedings, including the shareholder derivative and purported class action litigation discussed above, will not have a material adverse effect on the Company’s results of operations or financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports (as indicated in the footnotes to this Exhibit Table) and are incorporated by reference herein.

(a)	Exhibits

3.1(a)	Articles of Incorporation of the Company.
3.2(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.3(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.4(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.5(c)	Articles of Amendment to the Articles of Incorporation of the Company.
3.6(b)	Bylaws of the Company (as Amended and Restated as of March 22, 2003).
4.1(d)	Indenture between the Company and SunTrust Bank, as Trustee.
4.2(d)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.
10.1	Rabbi Trust Agreement.
11.1(e)	Statement Regarding Computation of Per Share Earnings.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — President and Chief Executive Officer.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Executive Vice President and Chief Financial Officer.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999.

(d)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.

(e)	The information required by this exhibit is included in note 5 to the consolidated financial statements.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed by either registrant during the three month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC

May 14, 2003	/s/ David P. Stockert

(Date)	David P. Stockert President and Chief Executive Officer

May 14, 2003	/s/ R. Gregory Fox

(Date)	R. Gregory Fox Executive Vice President Chief Financial Officer (Principal Financial Officer)

May 14, 2003	/s/ Arthur J. Quirk

(Date)	Arthur J. Quirk Senior Vice President and Controller, Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.

By: Post GP Holdings, Inc., its sole General Partner

May 14, 2003	/s/ David P. Stockert

(Date)	David P. Stockert President and Chief Executive Officer

May 14, 2003	/s/ R. Gregory Fox

(Date)	R. Gregory Fox Executive Vice President Chief Financial Officer (Principal Financial Officer)

May 14, 2003	/s/ Arthur J. Quirk

(Date)	Arthur J. Quirk Senior Vice President and Controller, Chief Accounting Officer

CERTIFICATIONS

I, David P. Stockert, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Post Properties, Inc. and Post Apartment Homes, L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

POST PROPERTIES, INC. a Georgia corporation	POST APARTMENT HOMES, L.P. a Georgia limited partnership By: POST GP HOLDINGS, INC., a Georgia corporation, its sole general partner

/s/ David P. Stockert	/s/ David P. Stockert

David P. Stockert President and Chief Executive Officer	David P. Stockert President and Chief Executive Officer

I, R. Gregory Fox, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Post Properties, Inc. and Post Apartment Homes, L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

POST PROPERTIES, INC. a Georgia corporation	POST APARTMENT HOMES, L.P. a Georgia limited partnership By: POST GP HOLDINGS, INC., a Georgia corporation, its sole general partner

/s/ R. Gregory Fox	/s/ R. Gregory Fox

R. Gregory Fox Executive Vice President and Chief Financial Officer	R. Gregory Fox Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

(a)	Exhibits

3.1(a)	Articles of Incorporation of the Company.
3.2(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.3(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.4(b)	Articles of Amendment to the Articles of Incorporation of the Company.
3.5(c)	Articles of Amendment to the Articles of Incorporation of the Company.
3.6(b)	Bylaws of the Company (as Amended and Restated as of March 22, 2003).
4.1(d)	Indenture between the Company and SunTrust Bank, as Trustee.
4.2(d)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10.1	Rabbi Trust Agreement
11.1(e)	Statement Regarding Computation of Per Share Earnings.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — President and Chief Executive Officer.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Executive Vice President and Chief Financial Officer.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999.

(d)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.

(e)	The information required by this exhibit is included in note 5 to the consolidated financial statements.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed by either registrant during the three month period ended March 31, 2003.