Form 10-Q
period 2004-03-31
POST APARTMENT HOMES LP; POST PROPERTIES INC
filed 2004-05-10
CIK 1012271, 903127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file numbers 1-12080 and 0-28226

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

(Exact name of registrant as specified in its charter)

Georgia Georgia	58-1550675 58-2053632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Post Properties, Inc.	Yes ☑ No ☐
Post Apartment Homes, L.P.	Yes ☑ No ☐

     Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes ☑ No ☐
Post Apartment Homes, L.P.	Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

39,766,445 shares of common stock outstanding as of May 5, 2004.

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Real estate assets
Land	$254,000	$254,000
Building and improvements	1,884,387	1,883,582
Furniture, fixtures and equipment	215,671	214,002
Construction in progress	13,657	12,946
Land held for future development	13,375	11,994

	2,381,090	2,376,524
Less: accumulated depreciation	(453,077)	(432,157)
Assets held for sale, net of accumulated depreciation of $69,822 and $74,614 at March 31, 2004 and December 31, 2003 respectively	122,409	145,238

Total real estate assets	2,050,422	2,089,605
Investments in and advances to unconsolidated real estate entities	22,763	74,786
Cash and cash equivalents	16,947	1,334
Restricted cash	2,091	2,065
Deferred charges, net	15,443	12,285
Other assets	57,778	35,376

Total assets	$2,165,444	$2,215,451

Liabilities and shareholders’ equity
Indebtedness, including $119,085 of debt secured by assets held for sale at March 31, 2004 and December 31, 2003	$1,198,629	$1,186,322
Accrued interest payable	12,681	6,923
Dividend and distribution payable	19,582	19,509
Accounts payable and accrued expenses	65,144	65,872
Security deposits and prepaid rents	7,824	7,890

Total liabilities	1,303,860	1,286,516

Minority interest of preferred unitholders in Operating Partnership	70,000	70,000
Minority interest of common unitholders in Operating Partnership	47,287	62,409

Shareholders’ equity
Preferred stock, $.01 par value, 20,000,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900,000 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
7 5/8% Series C Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	—	20
Common stock, $.01 par value, 100,000,000 authorized:
39,676,204 and 39,676,204 shares issued, 39,612,855 and 38,686,315 shares outstanding at March 31, 2004 and December 31, 2003 respectively.	396	396
Additional paid-in capital	765,304	849,632
Accumulated earnings	—	—
Accumulated other comprehensive income (loss)	(14,451)	(12,362)
Deferred compensation	(4,746)	(4,424)

	746,532	833,291
Less common stock in treasury, at cost, 63,349 and 989,889 shares at March 31, 2004 and December 31, 2003, respectively	(2,235)	(36,765)

Total shareholders’ equity	744,297	796,526

Total liabilities and shareholders’ equity	$2,165,444	$2,215,451

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Revenues
Rental	$71,247	$68,865
Other property revenues	4,145	3,960
Other	76	130

Total revenues	75,468	72,955

Expenses
Property operating and maintenance (exclusive of items shown separately below)	33,185	31,290
Depreciation	21,186	20,290
General and administrative	4,642	3,624
Development costs and other	535	567
Severance charges	—	19,712

Total expenses	59,548	75,483

Operating income (loss)	15,920	(2,528)

Interest income	180	234
Interest expense	(16,281)	(15,629)
Amortization of deferred financing costs	(1,116)	(788)
Equity in income (losses) of unconsolidated real estate entities	216	(393)
Minority interest in consolidated property partnerships	272	334
Minority interest of preferred unitholders	(1,400)	(1,400)
Minority interest of common unitholders	473	2,623

Loss from continuing operations	(1,736)	(17,547)

Discontinued operations
Income (loss) from discontinued operations, net of minority interest	3,638	(9,132)
Gains on property sales, net of minority interest	1,509	6,091

Income (loss) from discontinued operations	5,147	(3,041)

Net income (loss)	3,411	(20,588)
Dividends to preferred shareholders	(2,597)	(2,862)
Redemption costs on preferred stock	(1,716)	—

Net loss available to common shareholders	$(902)	$(23,450)

Per common share data — Basic
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.15)	$(0.55)
Income (loss) from discontinued operations	0.13	(0.08)

Net loss available to common shareholders	$(0.02)	$(0.63)

Dividends declared	$0.45	$0.45

Weighted average common shares outstanding — basic	39,382	37,262

Weighted average common shares and units outstanding — basic	42,461	42,049

Per common share data — Diluted
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.15)	$(0.55)
Income (loss) from discontinued operations	0.13	(0.08)

Net loss available to common shareholders	$(0.02)	$(0.63)

Dividends declared	$0.45	$0.45

Weighted average common shares outstanding — diluted	39,382	37,262

Weighted average common shares and units outstanding — diluted	42,461	42,049

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2003	$49	$396	$849,632	$—	$(12,362)	$(4,424)	$(36,765)	$796,526
Comprehensive income
Net income	—	—	—	3,411	—	—	—	3,411
Net change in derivative value, net of minority interest	—	—	—	—	(2,089)	—	—	(2,089)

Total comprehensive income								1,322
Proceeds from employee stock purchase and stock option plans	—	—	(913)	—	—	—	3,772	2,859
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	(16,348)	—	—	—	29,947	13,599
Stock-based compensation	—	—	140	—	—	—	—	140
Restricted stock issuances, net of forfeitures.	—	—	(214)	—	—	(597)	811	—
Redemption of preferred stock	(20)	—	(49,980)	—	—	—	—	(50,000)
Amortization of deferred compensation	—	—	—	—	—	275	—	275
Dividends to preferred shareholders	—	—	—	(2,597)	—	—	—	(2,597)
Dividends to common shareholders	—	—	(17,013)	(814)	—	—	—	(17,827)

Shareholders’ Equity and Accumulated Earnings, March 31, 2004	$29	$396	$765,304	$—	$(14,451)	$(4,746)	$(2,235)	$744,297

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$3,411	$(20,588)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,186	23,194
Amortization of deferred financing costs	1,116	788
Minority interest of preferred unitholders in Operating Partnership	1,400	1,400
Minority interest of common unitholders in Operating Partnership	(473)	(2,623)
Minority interest in discontinued operations	402	(391)
Gains on properties held for sale and sold — discontinued operations	(1,627)	(6,875)
Severance charges	—	19,712
Asset impairment charge	—	14,118
Equity in losses (income) of unconsolidated entities	(181)	393
Stock-based compensation	415	139
Changes in assets, (increase) decrease in:
Restricted cash	(26)	(74)
Other assets	(883)	(2,495)
Deferred charges	(298)	(936)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,758	7,456
Accounts payable and accrued expenses	(2,748)	(6,226)
Security deposits and prepaid rents	(66)	(295)

Net cash provided by operating activities	27,386	26,697

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(67)	(13,774)
Net proceeds from property sales	2,279	38,262
Capitalized interest	(239)	(1,869)
Recurring capital expenditures	(2,422)	(1,462)
Corporate additions and improvements	(134)	(208)
Non-recurring capital expenditures	(1,244)	(958)
Revenue generating capital expenditures	(26)	(89)
Distributions and repayment of advances received from unconsolidated entities	52,156	17,902

Net cash provided by investing activities	50,303	37,804

Cash Flows From Financing Activities
Proceeds from notes payable	35,000	—
Payments on notes payable	(683)	(659)
Payments of financing costs	(4,202)	—
Lines of credit proceeds (repayments), net	(22,010)	(29,630)
Redemption of preferred stock	(50,000)	—
Proceeds from employee stock purchase and stock option plans	2,859	263
Distributions to preferred unitholders	(1,400)	(1,400)
Distributions to common unitholders	(1,652)	(3,767)
Dividends paid to preferred shareholders	(2,597)	(2,862)
Dividends paid to common shareholders	(17,391)	(29,025)

Net cash used in financing activities	(62,076)	(67,080)

Net increase (decrease) in cash and cash equivalents	15,613	(2,579)
Cash and cash equivalents, beginning of period	1,334	6,390

Cash and cash equivalents, end of period	$16,947	$3,811

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2004, the Company owned 27,683 apartment units in 71 apartment communities, including 666 apartment units in three apartment communities held in unconsolidated entities. At March 31, 2004, approximately 54.2%, 17.4% and 8.0% (on a unit basis) of the Company’s communities were located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and through payments of dividends to shareholders, in practical effect, is not subject to federal income taxes at the corporate level.

As of March 31, 2004, the Company had outstanding 39,613 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing 93.3% ownership interest in the Operating Partnership. Common Units held by persons (including two directors of the Company) other than the Company totaled 2,865 as of March 31, 2004 and represented a 6.7% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 92.8% and 88.6% for the three months ended March 31, 2004 and 2003, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to conform to the current year’s financial statement presentation.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis.

Under the terms of residential leases, the residents of the Company’s residential communities are obligated to reimburse the Company for certain utility usage, water and electricity (at selected properties), where the Company is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property revenues in the consolidated statements of operations.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Stock-based Compensation

Effective January 1, 2003, the Company accounts for stock-based compensation under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In adopting SFAS No. 123, the Company used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” In periods prior to January 1, 2003, the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

The following table reflects the effect on the Company’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied to all stock awards for each period.

	Three months ended
	March 31,
	2004	2003
Net loss available to common shareholders
As reported	$(902)	$(23,450)
Stock-based compensation included in net income as reported, net of minority interest	385	123
Stock-based compensation determined under the fair value method for all awards, net of minority interest	(405)	(178)

Pro forma	$(922)	$(23,505)

Net loss per common share — basic
As reported	$(0.02)	$(0.63)
Pro forma	$(0.02)	$(0.63)
Net loss per common share — diluted
As reported	$(0.02)	$(0.63)
Pro forma	$(0.02)	$(0.63)

New Accounting Pronouncements

In 2003, the Financial Accounting Standards Board issued several new accounting pronouncements and the pronouncements with a potential impact on the Company in 2004 are discussed below.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was originally issued in January 2003 and subsequently revised and restated in December 2003 through FASB Interpretation No. 46 — Revised (together these pronouncements are referred to as “FIN No. 46”). FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 were generally applicable as of December 31, 2003 for all variable interest entities created after January 31, 2003. For special purpose entities, as defined, created prior to February 1, 2003, the consolidation provisions of FIN No. 46 were generally applicable as of December 31, 2003. For other variable interest entities created prior to February 1, 2003 where the Company is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending March 31, 2004. The Company currently does not have any interests in special purpose entities or other variable interest entities and FIN No. 46 did not have a significant effect on its results of operations or financial position.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

2.	INDEBTEDNESS

At March 31, 2004 and December 31, 2003, the Company’s indebtedness consisted of the following:

	Payment			Maturity	March 31,	December 31,
Description	Terms	Interest Rate		Date (1)	2004	2003
Unsecured Notes
Senior Notes	Int.	6.11% - 7.70%		2006-2010	$285,000	$285,000
Medium Term Notes	Int.	6.69% - 8.12	%(2)	2004-2015	323,000	323,000

					608,000	608,000

Unsecured Lines of Credit & Other
Syndicated Line of Credit	N/A	LIBOR + 0.90	% (3)	2007	50,000	60,000
Cash Management Line	N/A	LIBOR + 0.75%		2004	—	12,010

					50,000	72,010

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975	% (4)	2029	99,800	99,800
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	226,449	192,132

					326,249	291,932

Tax Exempt Floating Rate
Bonds (Secured)	Int.	0.95	% (5)	2025	214,380	214,380

Total					$1,198,629	$1,186,322

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Includes $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The annual interest rate on these securities to March 2005 is 6.85%. The MOPPRS mature in March 2015, but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the remarking dealer elects not to remarket the MOPPRS, the Company is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in March 2005, the interest rate on the MOPPRS will be established at a rate of 5.715% plus the Company’s applicable credit spread for the Company’s securities with similar maturities. The MOPPRS may be redeemed, at the Company’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty (generally equivalent to the make-whole amount necessary to compensate for the amount by which the base rate of 5.715% exceeds the then-existing 10-year treasury rate).

(3)	Represents stated rate. At March 31, 2004, the average interest rate was 1.99%.

(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at March 31, 2004 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%. At March 31, 2004 and December 31, 2003, approximately $119,085 of this debt was secured by assets held for sale.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows (1):

Remainder of 2004	$26,411
2005	204,402	(2)
2006	79,732
2007	112,178
2008	4,014
Thereafter	721,892	(2)

	$1,148,629

(1)	Excludes outstanding balances of $50,000 on lines of credit discussed below.

(2)	Aggregate debt maturities for years ended in 2009 and thereafter include $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The MOPPRS mature in March 2015, but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the remarketing dealer elects not to remarket the MOPPRS, the Company is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in March 2005, the interest rate on the MOPPRS will be established at a rate of 5.715% plus the Company’s applicable credit spread for Company securities with similar maturities. The MOPPRS may be redeemed, at the Company’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty.

New debt issuances and retirements

In March 2004, the Company closed a $35,000 secured, fixed rate mortgage note payable obtained by a consolidated real estate entity. The note bears interest at 4.27%, requires monthly interest only payments through March 2007 and monthly principal and interest payments based on a 30-year amortization schedule from April 2007 through the note maturity date in March 2009.

Upon their maturity on April 1, 2004, the Company repaid $13,000 of its 7.30% medium term, unsecured notes, using its available cash balances and borrowings under its unsecured lines of credit.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Unsecured Lines of Credit

In January 2004, the Company refinanced its previous revolving line of credit with a new $350,000 three-year unsecured revolving line of credit (the “Revolver”) that matures in January 2007. The Revolver currently has a stated interest rate of LIBOR plus 0.90% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees equal to 0.20% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Revolver are based on the lower of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in January 2007. At March 31, 2004, the Company had issued letters of credit to third parties totaling $1,828 under this facility.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”), which was scheduled to mature on April 30, 2004. In April 2004, the Company renewed this line of credit for maturity, pricing and terms, including debt covenants, substantially consistent with those of the Revolver. The Cash Management line currently has a stated interest rate of LIBOR plus 0.90% mirroring the pricing structure of the Revolver and requires the payment of an annual facility fee equal to 0.125% of the average annual unused portion of the loan commitment.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2004, the Company holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed apartment community. At March 31, 2004, each of the apartment communities had achieved stabilized occupancy. The Company holds a 35% equity interest in the Property LLCs. The initial development costs of the apartment communities were funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Company.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,713 at March 31, 2004. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

The operating results of the Company include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	March 31,	December 31,
Balance Sheet Data	2004	2003
Real estate assets, net of accumulated depreciation of $6,889 and $5,939, respectively	$126,652	$127,513
Cash and other	4,830	2,516

Total assets	$131,482	$130,029

Mortgage notes payable	$83,691	$33,763
Construction notes payable to Company (1)	—	53,769
Other liabilities	1,817	1,742

Total liabilities	85,508	89,274
Members’ equity	45,974	40,755

Total liabilities and members’ equity	$131,482	$130,029

Company’s equity investment	$22,763	$21,017

Company’s share of notes payable	$29,292	$30,636

(1)	All of the Company’s construction financing to these unconsolidated real estate entities is included in the Company’s outstanding debt and total assets. At December 31, 2003, the venture partner’s share of the construction loans was $34,950. All construction financing has been refinanced with permanent loans from unaffiliated entities as of March 31, 2004.

	Three months ended
	March 31,
Income Statement Data	2004	2003
Revenue
Rental	$3,248	$1,689
Other	208	135

Total revenues	3,456	1,824

Expenses
Property operating and maintenance	1,217	1,260
Depreciation and amortization	937	895
Amortization of deferred loan costs	13	—
Interest	773	708

Total expenses	2,940	2,863

Income (loss) from continuing operations.	516	(1,039)
Loss from discontinued operations	—	(85)

Net income (loss)	$516	$(1,124)

Company’s share of net income (loss)	$216	$(393)

The loss from discontinued operations represents the operating results of an apartment community (held by a fourth Property LLC) that was sold in June 2003.

In March 2004, one of the Property LLCs repaid its outstanding construction note payable to the Company of $53,916 through the proceeds from a third-party non-recourse permanent mortgage note totaling $50,000 and from member equity contributions. The mortgage note bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008. The additional mortgage notes payable bear interest at rates ranging from 4.04% to 4.28% and mature in 2008.

As part of the development and construction services agreements entered into between the Company and the Property LLCs, the Company guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits. The Company’s remaining maximum exposure for the fourth Property LLC totals approximately $5,200. The Company does not currently expect to be required to fund any guarantees relating to this Property LLC.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

4.	REAL ESTATE ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

The Company classifies real estate assets as held for sale after the approval of its internal investment committee and after the Company has commenced an active program to sell the assets. At March 31, 2004, the Company had eight apartment communities, containing 3,942 units, and certain tracts of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $122,409, which represents the lower of depreciated cost or fair value less costs to sell. The company expects the sale of these assets to occur in the next twelve months.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all subsequent gains or additional losses on the sale of these assets are included in discontinued operations.

For the three months ended March 31, 2004, income from discontinued operations included the results of operations of the eight communities, containing 3,942 units, classified as held for sale at March 31, 2004 and the results of operations of one community sold in 2004 through its sale date. For the three months ended March 31, 2003, income from discontinued operations included the results of operations of all communities classified as held for sale at March 31, 3004, the one community sold in 2004 and the results of operations of four communities sold in 2003 through the earlier of March 31, 2003 or their sale dates.

The revenues and expenses of these communities for the three months ended March 31, 2004 and 2003 were as follows:

	Three months ended
	March 31,
	2004	2003
Revenues
Rental	$7,932	$12,170
Other	698	833

Total revenues	8,630	13,003

Expenses
Property operating and maintenance (exclusive of items shown separately below)	3,785	5,082
Depreciation	—	2,438
Interest	923	1,671
Asset impairment charge	—	14,118

Total expenses	4,708	23,309

Income (loss) from discontinued operations before minority interest	3,922	(10,306)
Minority interest	(284)	1,174

Income (loss) from discontinued operations	$3,638	$(9,132)

In the first quarter of 2003, the Company recorded an asset impairment charge to write-down the cost of the Company’s apartment community located in Phoenix, Arizona to its estimated fair value. This impairment loss, originally reflected in continuing operations, was reclassified to discontinued operations to reflect the designation of this community as held for sale during the third quarter of 2003 and the final sale of the community in the fourth quarter of 2003.

For the three months ended March 31, 2004, the Company recognized net gains from discontinued operations of $1,627 ($1,509 net of minority interest) from the sale of one community containing 398 units and certain land parcels. These sales generated net proceeds of approximately $23,979, of which approximately $21,700 was held by a third party intermediary at March 31, 2004 under a qualified tax deferred exchange program. The $21,700 held by the third party intermediary is included in other assets in the accompanying consolidated balance sheet. For the three months ended March 31, 2003, the Company recognized net gains from discontinued operations of $7,981 ($7,072 net of minority interest), on the sale of one community, containing 239 apartment units, reduced by losses of $1,106 ($981 net of minority interest) resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels previously classified as held for sale at December 31, 2002.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

5.	SHAREHOLDERS’ EQUITY

Preferred Stock

On March 5, 2004, the Company redeemed its 7 5/8% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) for $25.00 per share (an aggregate of $50,000), plus accrued and unpaid dividends through March 5, 2004. In connection with the issuance of the Series C Preferred Stock in 1998, the Company incurred $1,716 in issuance costs and recorded such costs as a reduction of shareholders’ equity. The redemption price of the Series C Preferred Stock exceeds the related carrying value by the $1,716 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Company reflected the $1,716 of issuance costs as a reduction of earnings in arriving at net income available to common shareholders.

Computation of Earnings Per Common Share

For the three months ended March 31, 2004 and 2003, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three months ended
	March 31,
	2004	2003
Loss from continuing operations available to common shareholders (numerator):
Loss from continuing operations	$(1,736)	$(17,547)
Less: Preferred stock dividends	(2,597)	(2,862)
Less: Preferred stock redemption costs	(1,716)	—

Loss from continuing operations available to common shareholders	$(6,049)	$(20,409)

Common shares (denominator):
Weighted average shares outstanding — basic	39,382	37,262
Incremental shares from assumed conversion of stock options	—	—

Weighted average shares outstanding — diluted	39,382	37,262

(1)	For the three months ended March 31, 2004, the potential dilution from the Company’s outstanding stock options of 55 shares was antidilutive to the loss from continuing operations per share calculation. As such, the amounts were excluded from weighted average shares for the period.

At March 31, 2004 and 2003, stock options to purchase 4,813 and 4,237 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2004 and 2003, the Company had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. The interest rate swap agreements are included on the accompanying consolidated balance sheet at fair value. The Company recorded unrealized net losses of $1,631, net of minority interest, and unrealized net gains of $172, net of minority interest, for the three months ended March 31, 2004 and 2003 respectively, on these cash flow hedges as decreases and increases in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet.

At March 31, 2004 and 2003, the Company had outstanding interest rate cap agreements with two financial institutions. These interest rate cap agreements are cash flow hedges that provide a fixed interest ceiling at 5% for the Company’s variable rate, tax exempt borrowings. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At March 31, 2004, the difference of $1,678, net of minority interest, between the amortized costs of the interest rate cap arrangements of $2,720 and their fair value of $912 is included in accumulated other comprehensive income (loss), a shareholders’ equity account. The $2,720 cost of the arrangements is being amortized as additional expense over their five-year term in accordance with SFAS No. 133, as amended.

Comprehensive income for the three months ended March 31, 2004 totaled $1,322, as summarized on the consolidated statement of shareholders’ equity and accumulated earnings. The comprehensive loss for the three months ended March 31, 2003 totaled a loss of $21,016 and consisted of a net loss of $20,588 less the net change in the value of the derivatives discussed above of ($428).

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into three segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of March 31, 2004. The segment information for the three months ended March 31, 2003 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2003 to discontinued operations under SFAS No. 144 (see note 4).

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2003 — communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

Segment Performance Measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Company uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income (loss)” is the most directly comparable GAAP measure to net operating income.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

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

	Three months ended
	March 31,
	2004	2003
Revenues
Fully stabilized communities	$64,709	$64,944
Communities stabilized during 2003	3,955	3,452
Development and lease-up communities	1,714	3
Other property segments	5,014	4,426
Other	76	130

Consolidated revenues	$75,468	$72,955

Contribution to NOI
Fully stabilized communities	$39,435	$41,063
Communities stabilized during 2003	2,526	1,955
Development and lease-up communities	1,240	(261)
Other property segments	(994)	(1,222)

Consolidated property net operating income	42,207	41,535

Interest income	180	234
Other revenue	76	130
Minority interest in consolidated property partnerships	272	334
Depreciation	(21,186)	(20,290)
Interest expense	(16,281)	(15,629)
Amortization of deferred loan costs	(1,116)	(788)
General and administrative	(4,642)	(3,624)
Development costs and other	(535)	(567)
Severance charges	—	(19,712)
Equity in income (losses) of unconsolidated real estate entities.	216	(393)
Minority interest of preferred unitholders	(1,400)	(1,400)
Minority interest of common unitholders	473	2,623

Loss from continuing operations	(1,736)	(17,547)
Income (loss) from discontinued operations	5,147	(3,041)

Net income (loss)	$3,411	$(20,588)

8.	SEVERANCE CHARGES

In the first quarter of 2003, the Company recorded severance charges of $19,712 ($17,467 net of minority interest) relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors. The severance charges represented the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements.

The following table summarizes the activity relating to aggregate severance charges for the three month period ended March 31, 2004:

Accrued severance charges, December 31, 2003.	$19,171
Payments for period	(747)
Interest accretion	251

Accrued severance charges, March 31, 2004	$18,675

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives employment contracts (9 to 12 years).

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the three months ended March 31, 2004 and 2003 were as follows:

In the three months ended March 31, 2004, the net proceeds from an apartment community sale totaling $21,700 were held by a third party intermediary under a qualified tax deferred exchange program. The $21,700 was included in other assets on the consolidated balance sheet. This transaction was excluded from the statement of cash flows as a non-cash transaction (see note 4).

During the three months ended March 31, 2004, the Company’s derivative financial instruments (see note 6) decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholders’ equity of $2,089, net of minority interest. During the three months ended March 31, 2003, the Company’s derivative financial instruments increased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholders’ equity of $428, net of minority interest.

During the three months ended March 31, 2004 and 2003, holders of 802,836 and 97,772, respectively, units in the Operating Partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the dilutive impact of the common stock issued under the Company’s employee stock purchase and stock option plans and other capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholders’ equity in the amounts of $13,599 and $1,801 for the three months ended March 31, 2004 and 2003, respectively.

The Operating Partnership committed to distribute $19,116 and $18,932 for the quarters ended March 31, 2004 and 2003, respectively. As a result, the Company declared dividends of $17,827 and $16,803 for the quarters ended March 31, 2004 and 2003, respectively. The remaining distributions from the Operating Partnership in the amount of $1,289 and $2,129 for the quarters ended March 31, 2004 and 2003, respectively, are distributed to minority interest unitholders in the Operating Partnership.

10.	STOCK-BASED COMPENSATION PLAN

During the three months ended March 31, 2004, the Company granted approximately 24 shares of restricted stock to company officers and directors, of which approximately 7 shares were granted to the Company’s non-executive Chairman of the Board. The restricted shares vest ratably over three years. The total value of the restricted share grants of $662 for the three months ended March 31, 2004 was initially reflected in shareholders’ equity as additional paid in capital and as deferred compensation, a contra shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the three year vesting period.

Additionally, in the three months ended March 31, 2004, the Company granted stock options to purchase approximately 261 shares of company common stock to company officers and directors, of which 50 shares were granted to the Company’s non-executive Chairman of the Board. As discussed in note 1, the Company expenses the estimated costs of stock options over their three year vesting periods.

11.	LEGAL PROCEEDINGS

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. These lawsuits are expected to be settled in 2004. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy and related costs charge.

The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company, which may arise as a result of these proceedings, will not have a material adverse effect on the Company’s results of operations or financial position.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
Assets
Real estate assets
Land	$254,000	$254,000
Buildings and improvements	1,884,387	1,883,582
Furniture, fixtures and equipment	215,671	214,002
Construction in progress	13,657	12,946
Land held for future development	13,375	11,994

	2,381,090	2,376,524
Less: accumulated depreciation	(453,077)	(432,157)
Assets held for sale net of accumulated depreciation of $69,822 and $74,614 at March 31, 2004 and December 31, 2003, respectively	122,409	145,238

Total real estate assets	2,050,422	2,089,605
Investments in and advances to unconsolidated real estate entities	22,763	74,786
Cash and cash equivalents	16,947	1,334
Restricted cash	2,091	2,065
Deferred charges, net	15,443	12,285
Other assets	57,778	35,376

Total assets	$2,165,444	$2,215,451

Liabilities and partners’ equity
Indebtedness, including $119,085 of debt secured by assets held for sale at March 31, 2004 and December 31, 2003	$1,198,629	$1,186,322
Accrued interest payable	12,681	65,872
Distribution payable	19,582	19,509
Accounts payable and accrued expenses	65,144	6,923
Security deposits and prepaid rents	7,824	7,890

Total liabilities	1,303,860	1,286,516

Commitments and contingencies
Partners’ equity
Preferred units	165,000	215,000
Common units
General partner	8,313	8,464
Limited partners	704,670	719,618
Accumulated other comprehensive income (loss)	(16,399)	(14,147)

Total partners’ equity	861,584	928,935

Total liabilities and partners’ equity	$2,165,444	$2,215,451

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Revenues
Rental	$71,247	$68,865
Other property fees	4,145	3,960
Other	76	130

Total revenues	75,468	72,955

Expenses
Property operating and maintenance (exclusive of items shown separately below).	33,185	31,290
Depreciation	21,186	20,290
General and administrative	4,642	3,624
Development costs and other	535	567
Severance charges	—	19,712

Total expenses	59,548	75,483

Operating income (loss)	15,920	(2,528)
Interest income	180	234
Interest expense	(16,281)	(15,629)
Amortization of deferred financing costs	(1,116)	(788)
Equity in income (losses) of unconsolidated real estate entities	216	(393)
Minority interest in consolidated property partnerships	272	334

Loss from continuing operations	(809)	(18,770)

Discontinued operations
Income (loss) from discontinued operations	3,922	(10,306)
Gains on property sales	1,627	6,873

Income (loss) from discontinued operations	5,549	(3,433)

Net income (loss)	4,740	(22,203)
Distributions to preferred unitholders	(3,997)	(4,262)
Redemption costs on preferred units	(1,716)	—

Net loss available to common unitholders	$(973)	$(26,465)

Per common unit data — Basic
Loss from continuing operations (net of preferred distributions and redemption costs)	$(0.15)	$(0.55)
Income (loss) from discontinued operations	0.13	(0.08)

Net loss available to common unitholders	$(0.02)	$(0.63)

Distributions declared	$0.45	$0.45

Weighted average common units outstanding — basic	42,461	42,049

Per common unit data — Diluted
Loss from continuing operations (net of preferred distributions and redemption costs)	$(0.15)	$(0.55)
Income (loss) from discontinued operations	0.13	(0.08)

Net loss available to common unitholders	$(0.02)	$(0.63)

Distributions declared	$0.45	$0.45

Weighted average common units outstanding — diluted	42,461	42,049

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

		Common Units		Accumulated
				Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income (Loss)	Total
Partners’ Equity, December 31, 2003	$215,000	$8,464	$719,618	$(14,147)	$928,935
Comprehensive income
Net income	3,997	7	736	—	4,740
Net change in derivative value	—	—	—	(2,252)	(2,252)

Total comprehensive income	—	—	—	—	2,488
Contributions from the Company related to employee stock purchase and stock option plans	—	29	2,830	—	2,859
Stock-based compensation	—	1	139	—	140
Distributions to preferred Unitholders.	(3,997)	—	—	—	(3,997)
Distributions to common Unitholders	—	(191)	(18,925)	—	(19,116)
Redemption of preferred units	(50,000)	—	—	—	(50,000)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	3	272	—	275

Partners’ Equity, March 31, 2004	$165,000	$8,313	$704,670	$(16,399)	$861,584

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$4,740	$(22,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	21,186	23,194
Amortization of deferred financing costs	1,116	788
Gains on properties held for sale and sold — discontinued operations	(1,627)	(6,873)
Severance charges	—	19,712
Asset impairment charge	—	14,118
Equity in losses (income) of unconsolidated entities	(181)	393
Stock-based compensation	415	139
Changes in assets, (increase) decrease in:
Restricted cash	(26)	(74)
Other assets	(883)	(2,495)
Deferred charges	(298)	(936)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	5,758	7,456
Accounts payable and accrued expenses	(2,748)	(6,227)
Security deposits and prepaid rents	(66)	(295)

Net cash provided by operating activities	27,386	26,697

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(67)	(13,774)
Net proceeds from property sales	2,279	38,262
Capitalized interest	(239)	(1,869)
Recurring capital expenditures	(2,422)	(1,462)
Corporate additions and improvements	(134)	(208)
Non-recurring capital expenditures	(1,244)	(958)
Revenue generating capital expenditures	(26)	(89)
Distributions and repayment of advances received from unconsolidated entities	52,156	17,902

Net cash provided by investing activities	50,303	37,804

Cash Flows From Financing Activities
Proceeds from notes payable	35,000	—
Payments on notes payable	(683)	(659)
Payments of financing costs	(4,202)	—
Lines of credit proceeds (repayments), net	(22,010)	(29,630)
Redemption of preferred units	(50,000)	—
Proceeds from employee stock purchase and stock option plans	2,859	263
Distributions to preferred unitholders	(3,997)	(4,262)
Distributions to common unitholders	(19,043)	(32,792)

Net cash used in financing activities	(62,076)	(67,080)

Net increase (decrease) in cash and cash equivalents	15,613	(2,579)
Cash and cash equivalents, beginning of period	1,334	6,390

Cash and cash equivalents, end of period	$16,947	$3,811

The accompanying notes are an integral part of these consolidated financial statements

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership, and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. Post Properties, Inc. (the “Company”) through its wholly owned subsidiaries is the sole general partner, a limited partner and owns a majority interest in the Operating Partnership. The Operating Partnership, through its operating divisions and subsidiaries, conducts substantially all of the on-going operations of Post Properties, Inc., a publicly traded company which operates as a self-administered and self-managed real estate investment trust.

At March 31, 2004, the Company owned 93.3% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 57.6% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 92.8% and 88.6% for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, Common Units held by persons (including two directors of the Company) other than the Company represented a 6.7% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

The Operating Partnership owns 27,683 apartment units in 71 apartment communities, including 666 apartment units in three apartment communities held in unconsolidated real estate entities. At March 31, 2004, approximately 54.2%, 17.4% and 8.0% (on a unit basis) of the Operating Partnership’s communities were located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to conform to the current year’s financial statement presentation.

Revenue Recognition

Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis.

Under the terms of residential leases, the residents of the Operating Partnership’s residential communities are obligated to reimburse the Operating Partnership for certain utility usage, water and electricity (at selected properties), where the Operating Partnership is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property revenues in the consolidated statements of operations.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

Equity-based Compensation

Effective January 1, 2003, the Company accounts for stock-based compensation under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In adopting SFAS No. 123, the Company used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” In periods prior to January 1, 2003, the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

The following table reflects the effect on the Operating Partnership’s net income and earnings per common unit had the fair value method of accounting under SFAS No. 123 been applied to all stock awards for each period.

	Three months ended
	March 31,
	2004	2003
Net loss available to common unitholders
As reported	$(973)	$(26,465)
Stock-based compensation included in net income as reported	415	139
Stock-based compensation determined under the fair value method for all awards.	(437)	(201)

Pro forma	$(995)	$(26,527)

Net loss per common unit — basic
As reported	$(0.02)	$(0.63)
Pro forma	$(0.02)	$(0.63)
Net loss per common unit — diluted
As reported	$(0.02)	$(0.63)
Pro forma	$(0.02)	$(0.63)

New Accounting Pronouncements

In 2003, the Financial Accounting Standards Board issued several new accounting pronouncements and the pronouncements with a potential impact on the Operating Partnership in 2004 are discussed below.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was originally issued in January 2003 and subsequently revised and restated in December 2003 through FASB Interpretation No. 46 — Revised (together these pronouncements are referred to as “FIN No. 46”). FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 were generally applicable as of December 31, 2003 for all variable interest entities created after January 31, 2003. For special purpose entities, as defined, created prior to February 1, 2003, the consolidation provisions of FIN No. 46 were generally applicable as of December 31, 2003. For other variable interest entities created prior to February 1, 2003 where the Operating Partnership is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending March 31, 2004. The Operating Partnership currently does not have any interests in special purpose entities or other variable interest entities and FIN No. 46 did not have a significant effect on its results of operations or financial position.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

2.	INDEBTEDNESS

At March 31, 2004 and December 31, 2003, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	March 31,	December 31,
Description	Terms	Interest Rate		Date (1)	2004	2003
Unsecured Notes
Senior Notes	Int.	6.11% - 7.70%		2006-2010	$285,000	$285,000
Medium Term Notes	Int.	6.69% - 8.12%	(2)	2004-2015	323,000	323,000

					608,000	608,000

Unsecured Lines of Credit & Other
Syndicated Line of Credit	N/A	LIBOR + 0.90%	(3)	2007	50,000	60,000
Cash Management Line	N/A	LIBOR + 0.75%		2004	—	12,010

					50,000	72,010

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975%	(4)	2029	99,800	99,800
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	226,449	192,132

					326,249	291,932

Tax Exempt Floating Rate Bonds (Secured)	Int.	0.95%	(5)	2025	214,380	214,380

Total					$1,198,629	$1,186,322

(1)	All outstanding indebtedness can be prepaid at any time, subject to certain prepayment penalties.

(2)	Includes $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The annual interest rate on these securities to March 2005 is 6.85%. The MOPPRS mature in March 2015, but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the remarking dealer elects not to remarket the MOPPRS, the Operating Partnership is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in March 2005, the interest rate on the MOPPRS will be established at a rate of 5.715% plus the Operating Partnership’s applicable credit spread for the Operating Partnership’s securities with similar maturities. The MOPPRS may be redeemed, at the Operating Partnership’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty (generally equivalent to the make-whole amount necessary to compensate for the amount by which the base rate of 5.715% exceeds the then-existing 10-year treasury rate).

(3)	Represents stated rate. At March 31, 2004, the average interest rate was 1.99%.

(4)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(5)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at March 31, 2004 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%. At March 31, 2004 and December 31, 2003, approximately $119,085 of this debt was secured by assets held for sale.

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows (1):

Remainder of 2004	$26,411
2005	204,402	(2)
2006	79,732
2007	112,178
2008	4,014
Thereafter	721,892	(2)

	$1,148,629

(1)	Excludes outstanding balances of $50,000 on lines of credit discussed below.

(2)	Aggregate debt maturities for years ended in 2009 and thereafter include $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The MOPPRS mature in March 2015, but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the remarketing dealer elects not to remarket the MOPPRS, the Operating Partnership is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in March 2005, the interest rate on the MOPPRS will be established at a rate of 5.715% plus the Operating Partnership’s applicable credit spread for Operating Partnership securities with similar maturities. The MOPPRS may be redeemed, at the Operating Partnership’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

New debt issuances and retirements

In March 2004, the Operating Partnership closed a $35,000 secured, fixed rate mortgage note payable obtained by a consolidated real estate entity. The note bears interest at 4.27%, requires monthly interest only payments through March 2007 and monthly principal and interest payments based on a 30-year amortization schedule from April 2007 through the note maturity date in March 2009.

Upon their maturity on April 1, 2004, the Operating Partnership repaid $13,000 of its 7.30% medium term, unsecured notes, using its available cash balances and borrowings under its unsecured lines of credit.

Unsecured Lines of Credit

In January 2004, the Operating Partnership refinanced its previous revolving line of credit with a new $350,000 three-year unsecured revolving line of credit (the “Revolver”) that matures in January 2007. The Revolver currently has a stated interest rate of LIBOR plus 0.90% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees equal to 0.20% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Revolver are based on the lower of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in January 2007. At March 31, 2004, the Operating Partnership had issued letters of credit to third parties totaling $1,828 under this facility.

Additionally, the Operating Partnership has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”), which was scheduled to mature on April 30, 2004. In April 2004, the Operating Partnership renewed this line of credit for maturity, pricing and terms, including debt covenants, substantially consistent with those of the Revolver. The Cash Management line currently has a stated interest rate of LIBOR plus 0.90% mirroring the pricing structure of the Revolver and requires the payment of an annual facility fee equal to 0.125% of the average annual unused portion of the loan commitment.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2004, the Operating Partnership holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed apartment community. At March 31, 2004, each of the apartment communities had achieved stabilized occupancy. The Operating Partnership holds a 35% equity interest in the Property LLCs. The initial development costs of the apartment communities were funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Operating Partnership.

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,713 at March 31, 2004. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

The operating results of the Operating Partnership include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	March 31,	December 31,
Balance Sheet Data	2004	2003
Real estate assets, net of accumulated depreciation of $6,889 and $5,939, respectively	$126,652	$127,513
Cash and other	4,830	2,516

Total assets	$131,482	$130,029

Mortgage notes payable	$83,691	$33,763
Construction notes payable to Operating Partnership (1)	—	53,769
Other liabilities	1,817	1,742

Total liabilities	85,508	89,274
Members’ equity	45,974	40,755

Total liabilities and members’ equity	$131,482	$130,029

Operating Partnership’s equity investment	$22,763	$21,017

Operating Partnership’s share of notes payable	$29,292	$30,636

(1)	All of the Operating Partnership’s construction financing to these unconsolidated real estate entities is included in the Operating Partnership’s outstanding debt and total assets. At December 31, 2003, the venture partner’s share of the construction loans was $34,950. All construction financing has been refinanced with permanent loans from unaffiliated entities as of March 31, 2004.

	Three months ended
	March 31,
Income Statement Data	2004	2003
Revenue
Rental	$3,248	$1,689
Other	208	135

Total revenues	3,456	1,824

Expenses
Property operating and maintenance	1,217	1,260
Depreciation and amortization	937	895
Amortization of deferred loan costs	13	—
Interest	773	708

Total expenses	2,940	2,863

Income (loss) from continuing operations	516	(1,039)
Loss from discontinued operations	—	(85)

Net income (loss)	$516	$(1,124)

Operating Partnership’s share of net income (loss).	$216	$(393)

The loss from discontinued operations represents the operating results of an apartment community (held by a fourth Property LLC) that was sold in June 2003.

In March 2004, one of the Property LLCs repaid its outstanding construction note payable to the Operating Partnership of $53,916 through the proceeds from a third-party non-recourse permanent mortgage note totaling $50,000 and from member equity contributions. The mortgage note bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008. The additional mortgage notes payable bear interest at rates ranging from 4.04% to 4.28% and mature in 2008.

As part of the development and construction services agreements entered into between the Operating Partnership and the Property LLCs, the Operating Partnership guaranteed the maximum total amount for certain construction cost categories subject to aggregate limits. The Operating Partnership’s remaining maximum exposure for the fourth Property LLC totals approximately $5,200. The Operating Partnership does not currently expect to be required to fund any guarantees relating to this Property LLC.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

4.	REAL ESTATE ASSETS HELD FOR SALE / DISCONTINUED OPERATIONS

The Operating Partnership classifies real estate assets as held for sale after the approval of its internal investment committee and after the Operating Partnership has commenced an active program to sell the assets. At March 31, 2004, the Operating Partnership had eight apartment communities, containing 3,942 units, and certain tracts of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $122,409, which represents the lower of depreciated cost or fair value less costs to sell. The Operating Partnership expects the sale of these assets to occur in the next twelve months.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all subsequent gains or additional losses on the sale of these assets are included in discontinued operations.

For the three months ended March 31, 2004, income from discontinued operations included the results of operations of the eight communities, containing 3,942 units, classified as held for sale at March 31, 2004 and the results of operations of one community sold in 2004 through its sale date. For the three months ended March 31, 2003, income from discontinued operations included the results of operations of all communities classified as held for sale at March 31, 3004, the one community sold in 2004 and the results of operations of four communities sold in 2003 through the earlier of March 31, 2003 or their sale dates.

The revenues and expenses of these communities for the three months ended March 31, 2004 and 2003 were as follows:

	Three months ended
	March 31,
	2004	2003
Revenues
Rental	$7,932	$12,170
Other	698	833

Total revenues	8,630	13,003

Expenses
Property operating and maintenance (exclusive of items shown separately below).	3,785	5,082
Depreciation	—	2,438
Interest	923	1,671
Asset impairment charge	—	14,118

Total expenses	4,708	23,309

Income (loss) from discontinued operations	$3,922	$(10,306)

In the first quarter of 2003, the Operating Partnership recorded an asset impairment charge to write-down the cost of the Operating Partnership’s apartment community located in Phoenix, Arizona to its estimated fair value. This impairment loss, originally reflected in continuing operations, was reclassified to discontinued operations to reflect the designation of this community as held for sale during the third quarter of 2003 and the final sale of the community in the fourth quarter of 2003.

For the three months ended March 31, 2004, the Operating Partnership recognized net gains from discontinued operations of $1,627 from the sale of one community containing 398 units and certain land parcels. These sales generated net proceeds of approximately $23,979, of which approximately $21,700 was held by a third party intermediary at March 31, 2004 under a qualified tax deferred exchange program. The $21,700 held by the third party intermediary is included in other assets in the accompanying consolidated balance sheet. For the three months ended March 31, 2003, the Operating Partnership recognized net gains from discontinued operations of $7,981 on the sale of one community, containing 239 apartment units, reduced by losses of $1,106 resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels previously classified as held for sale at December 31, 2002.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

5.	PARTNERS’ EQUITY

Preferred Units

On March 5, 2004, the Company redeemed its 7 5/8% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) for $25.00 per share (an aggregate of $50,000), plus accrued and unpaid dividends through March 5, 2004. Correspondingly, the Operating Partnership redeemed its 7 5/8% Series C Cumulative redeemable preferred partnership units (the “Series C Preferred Units”) on the same date and under the same terms. In connection with the issuance of the Series C Preferred Units in 1998, the Operating Partnership incurred $1,716 in issuance costs and recorded such costs as a reduction of partners’ equity. The redemption price of the Series C Preferred Units exceeds the related carrying value by the $1,716 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Operating Partnership reflected the $1,716 of issuance costs as a reduction of earnings in arriving at net income available to common unitholders.

Computations of Earnings Per Common Unit

For the three months ended March 31, 2004 and 2003, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three months ended
	March 31,
	2004	2003
Loss from continuing operations available to common unitholders (numerator):
Loss from continuing operations	$(809)	$(18,770)
Less: Preferred unit distributions	(3,997)	(4,262)
Less: Preferred unit redemption costs	(1,716)	—

Loss from continuing operations available to common unitholders	$(6,522)	$(23,032)

Common units (denominator):
Weighted average units outstanding — basic	42,461	42,049
Incremental units from assumed conversion of stock options	—	—

Weighted average units outstanding — diluted	42,461	42,049

At March 31, 2004, stock options to purchase 55 shares of common stock were excluded from the computation of diluted earnings per common unit as these stock options were antidilutive.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2004 and 2003, the Operating Partnership had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. The interest rate swap agreements are included on the accompanying consolidated balance sheet at fair value. The Operating Partnership recorded unrealized net losses of $1,758 and an unrealized net gain of $194, for the three months ended March 31, 2004 and 2003, respectively, on these cash flow hedges as decreases and increases in accumulated other comprehensive income, a partners’ equity account, in the accompanying consolidated balance sheet.

At March 31, 2004 and 2003, the Operating Partnership had outstanding interest rate cap arrangements with two financial institutions. The interest rate cap arrangements are cash flow hedges that provide a fixed ceiling at 5% for the Operating Partnership’s variable rate, tax exempt borrowings. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At March 31, 2004, the difference of $1,808 between the amortized costs of the interest rate cap arrangements of $2,720 and their fair value of $912 is included in accumulated other comprehensive income (loss), a partners’ equity account. The $2,720 cost of the arrangements is being amortized as additional expense over their five-year term in accordance with SFAS No. 133, as amended.

Comprehensive income for the three months ended March 31, 2004 totaled $2,488, as summarized on the consolidated statement of partners’ equity. The comprehensive loss for the three months ended March 31, 2003 totaled a net loss of $22,685 and consisted of a net income of $22,203 less the net change in the value of the derivatives discussed above of ($482).

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into three segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of March 31, 2004. The segment information for the three months ended March 31, 2003 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2003 to discontinued operations under SFAS No. 144 (see note 4).

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2003 — communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities — those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

Segment Performance Measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Operating Partnership uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Operating Partnership believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Operating Partnership, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Operating Partnership believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Operating Partnership believes that the line on the Operating Partnership’s consolidated statement of operations entitled “net income (loss)” is the most directly comparable GAAP measure to net operating income.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

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

	Three months ended
	March 31,
	2004	2003
Revenues
Fully stabilized communities	$64,709	$64,944
Communities stabilized during 2003	3,955	3,452
Development and lease-up communities	1,714	3
Other property segments	5,014	4,426
Other	76	130

Consolidated revenues	$75,468	$72,955

Contribution to NOI
Fully stabilized communities	$39,435	$41,063
Communities stabilized during 2003	2,526	1,955
Development and lease-up communities	1,240	(261)
Other property segments	(994)	(1,222)

Consolidated property net operating income	42,207	41,535

Interest income	180	234
Other revenue	76	130
Minority interest in consolidated property partnerships	272	334
Depreciation	(21,186)	(20,290)
Interest expense	(16,281)	(15,629)
Amortization of deferred loan costs	(1,116)	(788)
General and administrative	(4,642)	(3,624)
Development costs and other	(535)	(567)
Severance charges	—	(19,712)
Equity in income losses of unconsolidated real estate entities	216	(393)

Loss from continuing operations	(809)	(18,770)
Income (loss) from discontinued operations	5,549	(3,433)

Net income (loss)	$4,740	$(22,203)

8.	SEVERANCE CHARGES

In the first quarter of 2003, the Operating Partnership recorded severance charges of $19,712 relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors. The severance charges represented the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements.

The following table summarizes the activity relating to aggregate severance charges for the three month period ended March 31, 2004:

Accrued severance charges, December 31, 2003	$19,171
Payments for period	(747)
Interest accretion	251

Accrued severance charges, March 31, 2004	$18,675

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives employment contracts (9 to 12 years).

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the three months ended March 31, 2004 and 2003 were as follows:

In the three months ended March 31, 2004, the net proceeds from an apartment community sale totaling $21,700 were held by a third party intermediary under a qualified tax deferred exchange program. The $21,700 was included in other assets on the consolidated balance sheet. This transaction was excluded from the statement of cash flows as a non-cash transaction (see note 4).

During the three months ended March 31, 2004, the Operating Partnership’s derivative financial instruments (see note 6) decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in partners’ equity of $2,252. During the three months ended March 31, 2003, the Operating Partnership’s derivative financial instruments decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in unitholders’ equity of $482.

10.	STOCK-BASED COMPENSATION PLAN

During the three months ended March 31, 2004, the Company granted approximately 24 shares of restricted stock to company officers and directors, of which approximately 7 shares were granted to the Company’s non-executive Chairman of the Board. The restricted shares vest ratably over three years. The total value of the restricted share grants of $662 for the three months ended March 31, 2004 was initially reflected in partners’ equity as additional paid in capital reduced by non-amortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the vesting period.

Additionally, in the three months ended March 31, 2004, the Company granted stock options to purchase approximately 261 shares of company common stock to company officers and directors, of which 50 shares were granted to the Company’s non-executive Chairman of the Board. As discussed in note 1, the Operating Partnership expenses the estimated costs of stock options over their three year vesting periods.

11.	LEGAL PROCEEDINGS

On May 5, 2003, the Operating Partnership received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Operating Partnership as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Operating Partnership. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Operating Partnership received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Operating Partnership as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. These lawsuits are expected to be settled in 2004. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy and related costs charge.

The Operating Partnership is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability insurance. Management of the Operating Partnership believes that any resolution of pending proceedings or liability to the Operating Partnership, which may arise as a result of these proceedings, will not have a material adverse effect on the Operating Partnership’s results of operations or financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2004, the Company owned 27,683 apartment units in 71 apartment communities, including 666 apartment units in three communities held in unconsolidated entities. At March 31, 2004, approximately 54.2%, 17.4% and 8.0% (on a unit basis) of the Company’s communities were located in the Atlanta, Dallas and Tampa metropolitan area, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

At March 31, 2004, the Company owned approximately 93.3% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons (including certain directors) other than the Company represented a 6.7% common minority interest in the Operating Partnership.

As we discussed in our Annual Report on Form 10-K for the year ended December 31, 2003, the multifamily sector been adversely impacted over the past few years by overall weakness in the U.S. economy and a soft employment market, the strong single-family housing market caused by historically low mortgage interest rates and excess multifamily supply. These factors have contributed to a significant increase in apartment vacancies and, in turn, lower net effective rents as multifamily apartment owners sought to compete in this increasingly competitive environment. As a result, multifamily same-store revenue and net operating income growth have declined, turning negative since 2001 and continuing into 2004. Recently, however, there have been ongoing signs of stabilization in the Company’s markets. As a result of these factors, revenues and net operating income at the Company’s fully stabilized (same store) communities experienced declines of 0.4% and 4.0% in the three months ended March 31, 2004 as compared to the same period in 2003. These declines were smaller than the full year 2003 declines in revenues and net operating income of 3.4% and 6.1%, respectively. The improved results were driven by increased average economic occupancy at the Company’s fully stabilized (same store) communities which increased from 90.2% for the three months ended March 31, 2003 to 92.8% for the three months ended March 31, 2004. Sequentially, revenues for the Company’s fully stabilized (same store) communities increased 0.4% in the first quarter of 2004, compared to the fourth quarter of 2003, and the rate of decline in average monthly rental rates moderated to a decline of 0.5% for the same sequential period.

Since year end, the Company has also continued to move forward on its asset sales program, selling one 398-unit apartment community in the first quarter of 2004. The remaining eight apartment communities held for sale at March 31, 2004 are currently expected to close late in the second quarter or early in the third quarter of 2004. The Company utilized asset sales proceeds during March and April 2004 to redeem $50,000 of 7-5/8% preferred stock and $13,000 of 7.3% debt, respectively. The reinvestment of asset sales proceeds back into the Company’s balance sheet also contributed to the decrease in the Company’s percentage of total debt and preferred equity to undepreciated real estate assets from 55.2% at March 31, 2003 to 53.2% at March 31, 2004 (see table 1 below). In addition to $119,085 of tax-exempt financing that is currently expected will be assumed by the buyer of six communities, the Operating Partnership is also considering utilizing asset sales proceeds expected to be received later in 2004 to redeem $70,000 of 8% preferred units that first become callable in September 2004 and $10,000 of 6.7% debt that also matures in September 2004. The Company currently plans to utilize the remaining proceeds from asset sales to reinvest in acquisitions that diversify its cash flow stream and enhance the quality of its portfolio, such as in the greater Washington, D.C., Tampa and Orlando markets, among others. In the event that the Company is unable to identify acquisition targets that meet its objectives, the Company may also consider utilizing sales proceeds to repurchase its common stock, if the Company could do so at substantial discounts to its estimates of per-share net asset value. There are no assurances, however, that the Company will utilize asset sales proceeds for the above purposes. See Liquidity and Capital Resources later in this section where the Company’s asset sales program is discussed further.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Finally, during January and April 2004, the Company renewed and refinanced its $350,000 and $20,000 revolving lines of credit. Both credit facilities have a three-year term and mature in January 2007. The pricing and terms, including debt covenants of these facilities also substantially mirror one another. See Liquidity and Capital Resources later in this section where discussed further. The Company had $50,000 in combined borrowings under these credit facilities as of March 31, 2004.

Table 1
Computation of the Ratio of Debt and Preferred Shares and Units to
   Undepreciated Real Estate Assets
(adjusted for joint venture partner’s share of debt)

	As of March 31,
	2004	2003
Total real estate assets per balance sheet	$2,050,422	$2,210,379
Plus:
Company share of real estate assets held in unconsolidated entities	44,329	69,678
Company share of accumulated depreciation — assets held in unconsolidated entities	2,411	1,637
Accumulated depreciation per balance sheet	453,077	448,341
Accumulated depreciation on assets held for sale	69,822	16,336

Total undepreciated real estate assets	$2,620,061	$2,746,371

Total debt per balance sheet	$1,198,629	$1,384,266
Plus:
Company share of debt held in unconsolidated entities	29,292	5,942
Preferred shares at liquidation value	95,000	145,000
Preferred units at liquidation value	70,000	70,000
Less:
Joint venture partner’s share of construction debt to the company	—	(90,214)

Total debt and preferred equity (adjusted for joint venture partner’s share of debt)	$1,392,921	$1,514,994

Total debt and preferred equity as a % of undepreciated assets (adjusted for joint venture partner’s share of debt)	53.2%	55.2%

The Company uses the above ratio as a supplemental measure of liquidity. The ratio is presented because it is an indicator of the degree of debt and preferred equity used by the Company to finance its business. The degree of leverage used by the Company could affect the Company’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. The Company also believes this measure is used by the investment and analyst communities to better understand the Company’s liquidity.

The following discussion should be read in conjunction with the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and the financial condition are substantially the same except for the effect of the 6.7% common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations”.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities and Exchange Commission or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s expectations with regard to: anticipated apartment community sales in 2004 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), property net operating income for 2004, occupancy levels and rental rates, operating expenses, stabilized community revenues in excess of specified expenses, accounting recognition and measurement of guarantees, debt maturities and financing needs, dividend payments, its ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

held for sale, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2-3 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;

•	The impact of competition on the Company’s business, including competition for residents and development locations;

•	The Company’s ability to obtain financing or self-fund the development of additional apartment communities;

•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;

•	Uncertainties associated with the timing and amount of apartment community sales and the resulting gains/losses associated with such sales;

•	Conditions affecting ownership of residential real estate and general conditions in the multifamily residential real estate market;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;

•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and

•	Other factors, including the risk factors discussed on pages 8 through 15 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The discussion below addresses the implementation and impact of new pronouncements and accounting policies with an impact on the Company in the three months ended March 31, 2004.

Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. The recognition of rental revenues from residential leases when earned has historically not been materially different from rental revenues recognized on a straight-line basis. Under the terms of residential leases, the residents of the Company’s residential communities are obligated to reimburse the Company for certain utility usage, principally water and electric at certain properties, where the Company is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property revenues in the consolidated statements of operations.

In 2003, the Financial Accounting Standards Board issued several new accounting pronouncements, and the pronouncements with a potential impact on the Company in 2004 are discussed below.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” was originally issued in January 2003 and subsequently revised and restated in December 2003 through FASB Interpretation No. 46 — Revised (together these pronouncements are referred to as “FIN No. 46”). FIN No. 46 requires consolidation of all legal entities in which the enterprise holds contractual, ownership or other monetary interests that change with changes in the entity’s net asset value (such entities being designated as variable interest entities) where the enterprise is deemed the primary beneficiary. The consolidation provisions of FIN No. 46 were generally applicable as of December 31, 2003 for all variable interest entities created

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

after January 31, 2003. For special purpose entities, as defined, created prior to February 1, 2003, the consolidation provisions of FIN No. 46 were generally applicable as of December 31, 2003. For other variable interest entities created prior to February 1, 2003 where the Company is deemed to be the primary beneficiary, consolidation of such entities will be required for the interim period ending March 31, 2004. The Company currently does not have any interests in special purpose entities or other variable interest entities, and FIN No. 46 did not have a significant effect on its results of operations or financial position.

Results of Operations

The following discussion of results of operations should be read in conjunction with the consolidated statements of operations and the community operations/segment performance information included below.

The Company’s revenues and earnings are generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy. The Company generally considers a community to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 95% physical occupancy on the first day of any month or (2) one year after completion of construction.

At March 31, 2004, the Company’s portfolio of apartment communities, excluding three communities held in unconsolidated entities and eight communities held for sale, consisted of the following: (1) 57 communities that were completed and stabilized for all of the current and prior year, (2) two communities that achieved full stabilization during 2003, and (3) one community that was in the lease-up stage in early 2004. These operating segments exclude the operations of apartment communities classified as discontinued operations and apartment communities held in unconsolidated entities for the years presented.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease up deficits were $0 and $258 for the three months ended March 31, 2004 and 2003, respectively. This reduction in the aggregate lease-up deficits reflects the lease-up and stabilization of the Company’s lease-up communities in late 2003 and early 2004. Currently, all of the Company’s communities have reached stabilized occupancies and the Company has no communities in the lease-up stage.

In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other revenues, property operating and maintenance expenses (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income (loss)” is the most directly comparable GAAP measure to net operating income. See note 7 to the consolidated financial statements for a reconciliation of net operating income to GAAP net income. The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

All Operating Communities
The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities and other commercial properties summarized by segment for the three months ended March 31, 2004 and 2003 is summarized as follows:

	Three months ended
	March 31,
	2004	2003	% Change
Rental and other property revenues
Fully stabilized communities (1)	$64,709	$64,944	(0.4)%
Communities stabilized in 2003	3,955	3,452	14.6%
Lease-up communities (2)	1,714	3	N/A
Other property segments (3)	5,014	4,426	13.3%

	$75,392	72,825	3.5%

Property operating and maintenance expenses (exclusive of depreciation and amortization)
Fully stabilized communities (1)	25,274	23,881	5.8%
Communities stabilized in 2003	1,429	1,497	(4.5)%
Lease-up communities (2)	474	265	78.9%
Other expense (4)	6,008	5,647	6.4%

	33,185	31,290	6.1%

Property net operating income (5)	$42,207	$41,535	1.6%

Capital Expenditures
Recurring capital expenditures: (6)(7)
Carpet	$703	$448	56.9%
Other	1,394	628	122.0%

Total	$2,097	$1,076	94.9%

Non-recurring capital expenditures	$1,238	$704	75.6%

Average apartment units in service	23,075	23,075

(1)	Communities which reached stabilization prior to January 1, 2003.

(2)	Communities in the “construction”, “development” or “lease-up” stage during 2003 and, therefore, not considered fully stabilized for all of the periods presented.

(3)	Other revenue includes revenue from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $76 and $130 for the three months ended March 31, 2004 and 2003, respectively.

(4)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.

(5)	A reconciliation of property net operating income to GAAP net income (loss) is detailed below.

	Three months ended
	March 31,
	2004	2003
Property net operating income	$42,207	$41,535
Interest income	180	234
Other revenue	76	130
Minority interest in consolidated property partnerships	272	334
Depreciation	(21,186)	(20,290)
Interest expense	(16,281)	(15,629)
Amortization of deferred loan costs	(1,116)	(788)
General and administrative	(4,642)	(3,624)
Development costs and other	(535)	(567)
Severance charges	—	(19,712)
Equity in income losses of unconsolidated real estate entities	216	(393)
Minority interest of preferred unitholders	(1,400)	(1,400)
Minority interest of common unitholders	473	2,623

Loss from continuing operations	(1,736)	(17,547)
Income (loss) from discontinued operations	5,147	(3,041)

Net income (loss)	$3,411	$(20,588)

(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.

(7)	A reconciliation of property capital expenditures from continuing operations to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

	Three months ended
	March 31,
	2004	2003
Recurring capital expenditures
Continuing operations	$2,097	$1,076
Discontinued operations	325	386

Total recurring capital expenditures per statements of cash flows	$2,422	$1,462

Non-recurring capital expenditures
Continuing operations	$1,238	$704
Discontinued operations	6	254

Total non-recurring capital expenditures per statements of cash flows	$1,244	$958

The Operating Partnership reported a net loss available to common unitholders of $973 and $26,465 for the three months ended March 31, 2004 and 2003, respectively, and the Company reported a net loss available to common shareholders of $902 and $23,450 for the three months ended March 31, 2004 and 2003, respectively. The reduced net loss between periods primarily reflected the impact of two separate, non-cash charges totaling $33,830 ($29,997 net of minority interest) recorded in the three months ended March 31, 2003. The first charge totaling $19,712 ($17,467 net of minority interest) was a severance charge related to the change in roles from executive to non-executive status of the Company’s former chairman and vice chairman of the board of directors. The second charge in 2003 totaling $14,118 ($12,510 net of minority interest) was an asset impairment loss discussed in the discontinued operations section below. Other than the impact of these charges, the remaining decline resulted primarily from reduced gains on property sales between periods of $4,582, net of minority interest, and a decrease in the operating performance of the Company’s stabilized communities. The impact of these items is discussed below.

Rental and other revenues from property operations increased $2,567 or 3.5% from 2003 to 2004 primarily due to increased revenues from the Company’s newly stabilized and lease-up communities of $2,214 or 64.1% offset by the revenue decline of $235 or 0.4% from fully stabilized communities discussed further below. The revenue increase from communities stabilized in 2003 reflects full year stabilized operating performance in 2004 compared to a partial lease-up period in 2003. The revenue increase from lease-up communities in 2004 reflects the increased occupancy of one community between periods as this community continued its initial lease-up. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,895 or 6.1% primarily due to an increase in property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities of $1,393 or 5.8% between periods (see discussion below) and increases in expenses of $209 from a lease-up community as these expenses increased as property occupancy levels increased towards stabilized occupancy levels and as the lease-up property was placed in service.

For the three months ended March 31, 2004, the Company recognized net gains from discontinued operations of $1,627 ($1,509 net of minority interest) from the sale of one community containing 398 units and certain land parcels. The sales generated net proceeds of approximately $23,979, of which approximately $21,700 was held by a third party intermediary at March 31, 2004 under a qualified tax deferred exchange program. For the three months ended March 31, 2003, the Company recognized net gains from discontinued operations of $7,981 ($7,072 net of minority interest), on the sale of one community, containing 239 apartment units, reduced by losses of $1,107 ($981 net of minority interest) resulting from losses on the sale of certain land parcels and additional reserves to write-down to fair value certain other land parcels previously classified as held for sale. These sales generated net proceeds of approximately $38,262.

Depreciation expense increased $896, or 4.4% from 2003 to 2004 primarily due to increased depreciation on newly stabilized and lease-up properties, as these properties were placed in service, during mid to late 2003.

Interest expense increased $652 or 4.2% from 2003 to 2004 primarily due to a $1,630 reduction in capitalized interest to development properties between years as the Company’s development pipeline transitioned to operating properties in 2003. Adjusted for the impact of capitalized interest, the remaining decrease in interest expense from continuing operations results from lower outstanding debt levels between years as the Company used the proceeds from asset sales to reduce outstanding debt.

General and administrative expenses increased $1,018, or 28.1%, from 2003 to 2004 primarily due to higher expenses related to the amortization of incentive stock compensation awards, directors and officers insurance and legal, audit and corporate governance expenses.

Development costs and other decreased $32 or 5.6% from 2003 to 2004. Development costs and other expenses of $535 in 2004 consisted of development personnel and associated costs and land carry expenses not allocable to development projects.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Development costs and other expenses of $567 in 2003 consisted of legal expenses of $373 relating to board of directors governance and transition matters, the settlement cost of $100 relating to the bankruptcy of a former technology investment and losses of $94 on the disposal of the Company’s partial ownership interest in a corporate aircraft.

The Company recorded severance charges of $19,712 in 2003. These charges and a summary of the activity relating to accrued severance charges for the first quarter of 2004 are summarized in more detail in note 8 to the consolidated financial statements. No such charges were recorded in 2004.

Equity in income (losses) of unconsolidated real estate entities increased from a loss of $393 in 2003 to income of $216 in 2004. This increase was primarily due to the lease-up of one of the apartment communities held in an unconsolidated entity in 2003 and 2004. In the first quarter of 2003, this community was beginning its initial lease-up and, in the first quarter of 2004, the community was substantially leased. See note 4 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.

Recurring and nonrecurring capital expenditures from continuing operations increased $1,555 or 87.4% from 2003 to 2004 primarily due to the Company’s emphasis on maintaining the quality and competitive position of its apartment communities in 2004. The increase in nonrecurring capital expenditures of $534 or 75.9% in 2004 primarily reflected a special project to prevent water infiltration at one property located in Tampa, FL as well as other structural projects at a property in Dallas, TX.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2004 to 2003 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2003. This portfolio consisted of 57 communities with 21,954 units, including 27 communities with 11,886 units (54.1%) located in Atlanta, Georgia, 16 communities with 4,353 units (19.8%) located in Dallas, Texas, three communities with 1,439 units (6.6%) located in Tampa, Florida, three communities with 1,204 units (5.5%) located in Washington, DC, three communities with 1,065 units (4.9%) located in Charlotte, North Carolina and five communities with 2,007 units (9.1%) located in other markets. The operating performance and capital expenditures of these communities is summarized as follows:

	Three months ended
	March 31,
	2004	2003	% Change
Rental and other revenues	$64,709	$64,944	(0.4)%
Property operating and maintenance expenses (excluding depreciation and amortization)	25,274	23,881	5.8%

Same store net operating income (1)	$39,435	$41,063	(4.0)%

Capital expenditures (2)
Recurring
Carpet	$696	$432	61.1%
Other	1,338	576	132.3%

Total recurring	2,034	1,008	101.8%
Non-recurring	1,148	435	163.9%

Total capital expenditures (A)	$3,182	$1,443	120.5%

Total capital expenditures per unit (A÷21,954 units)	$145	$66	119.7%

Average monthly rental rate per unit (3)	$988	$1,034	(4.4)%

Average economic occupancy (4)	92.8%	90.2%	2.6%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See note 7 to the consolidated financial statements for a reconciliation of net operating income for stabilized communities to GAAP net income (loss).

(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended
	March 31,
	2004	2003
Recurring capital expenditures by operating segment
Same store	$2,034	$1,008
Partially stabilized	49	10
Construction and lease-up	7	—
Other property segments	332	444
Total recurring capital expenditures per statements of cash flows	$2,422	$1,462

Non-recurring capital expenditures by operating segment
Same store	$1,148	$435
Partially stabilized	19	4
Construction and lease-up	—	—
Other property segments	77	519
Total non-recurring capital expenditures per statements of cash flows	$1,244	$958

The Company uses same store recurring and non-recurring capital expenditures as cash flow measures. Same store recurring and non-recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store recurring and non-recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, lease-up communities, and sold communities in addition to same store information. Therefore, the Company believes that the Company’s presentation of same store recurring and non-recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store recurring and non-recurring capital expenditures are the lines on the Company’s consolidated statements of cash flows entitled “recurring capital expenditures” and “non-recurring capital expenditures.”

(3)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

(4)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy including these amounts would have been 92.7% and 89.2% for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004 and 2003, net concessions were $49 and $722, respectively, and employee discounts were $117 and $146, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Rental and other revenues decreased $235 or 0.4% from 2003 to 2004. This decrease resulted from a 4.4% decline in the average monthly rental rate per apartment unit offset by increased occupancy levels in 2004. The decline in average rental rates resulted in a revenue decrease of approximately $3,074 between years. The aggregate decline in revenues related to other property fees totaled approximately $88. These declines were offset by lower up-front rental concessions of $673 and lower vacancy losses of $2,254, resulting from an increase in average economic occupancy of the portfolio from 90.2% in 2003 to 92.8% in 2004. These declines in rental rates in 2004 reflect the effect of the soft economy on the Company’s primary markets coupled with a continuing over supply of new apartment units. This trend was especially true for the Company’s largest markets, Atlanta, Georgia which experienced rental and other revenue declines of $580 between years.

In mid 2003 and 2004, the Company modified its leasing strategy to focus on retaining higher average occupancy levels as reflected above. This strategy resulted in continued year over year reductions in the average rental rate per apartment unit between periods and an overall decline in year over year total rental and other revenues between years (0.4% in 2004 compared to 4.6% in 2003). In periods prior to mid 2003, the Company’s leasing strategy focused more on maintaining average monthly rental rates than on retaining occupancy. The Company believed this strategy change was necessary to maximize its operating results under the market conditions existing in 2003 and early 2004, to operate the Company’s communities more efficiently at higher occupancy levels and to be in a better position to increase rental rates as market conditions improve in future periods.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,393 or 5.8% from 2003 to 2004. Increased personnel expenses of $588 or 10.6%, increased property tax expenses of $284 or 3.6%, increased repairs and maintenance expenses of $285 or 11.9%, and increased utility expenses of $375 or 12.7% were offset by decreased insurance expenses of $134 or 9.5%. Personnel expenses increased due to annual salary increases, increased bonus expenses and increased health insurance expenses in 2004. Property tax expense increases of 3.6% primarily reflect estimated increases for 2004 taxes. The increase in repairs and maintenance expenses primarily reflects increased exterior painting and exterior repairs between periods. Utility expenses increased primarily due to higher water and sewer rates in Atlanta, GA. Insurance expenses decreased due to lower insurance rates for the 2004 insurance renewal period.

Discontinued Operations

In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations. For the three months ended March 31, 2004, income from discontinued operations included the results of operations of eight communities, containing 3,942 units, classified as held for sale at March 31, 2004 and the results of operations of one community sold in 2004 through its date. For the three months ended March 31, 2003, income from discontinued operations included the results of operations of all communities classified as held for sale at March 31, 2004, one community sold in 2004 and the results of operations of four communities sold in 2003 through the earlier of March 31, 2003 or their sale dates. The revenues and expenses of discontinued operations are summarized in note 4 to the consolidated financial statements. Income from discontinued operations increased from a loss of $9,132, net of minority interest, in 2003 to income of $3,638, net of minority interest, in 2004. This increase was primarily due to a $14,118 ($12,510 net of minority interest) impairment loss taken on one of the company’s apartment communities in 2003. The gains on property sales between periods reflect the timing and size of the communities sold. These gains are discussed in note 4 to the consolidated financial statements.

As discussed under “Liquidity and Capital Resources”, the Company expects to continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy. As such, the Company may continue to have additional assets classified as held for sale, however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from period to period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Outlook

In the second quarter of 2004 management expects a flat to modest increase in rental and other revenues from fully stabilized communities compared to 2003. This flat to modest increase in revenues reflects smaller year over year reductions in average monthly rents offset by expected higher average occupancies in the second quarter of 2004. In the second quarter of 2004, management expects modest increases in fully stabilized community operating expenses primarily driven by projected increases in property taxes and personnel expenses offset somewhat by lower insurance expenses. Lower insurance expenses reflect reduced insurance rates resulting from more stable insurance markets in the 2004 renewal period. In light of the expectation of flat to modest increases in revenues and modestly higher operating expenses for the second quarter of 2004, management expects stabilized community net operating income to continue to show modest year over year declines when compared to 2003.

For the second quarter of 2004, management expects same store property net operating income to be somewhat higher as compared to the first quarter of 2004, driven primarily by higher rental and other revenues from occupancy gains as leasing efforts are anticipated to be improved in the spring leasing season. In addition, operating expenses are expected to be flat to modestly higher, due to seasonally higher promotional and turnover costs in the second quarter of 2004. The Company also expects lower net income as a result of dilution from the assets sold in the first quarter of 2004.

During the second quarter of 2004, management currently expects to sell eight apartment communities held for sale at March 31, 2004. These sales are currently expected to generate accounting gains of approximately $128,000 to $130,000 during the second quarter of 2004. Certain of these properties are encumbered by $119,085 of tax-exempt bond indebtedness which is expected to be assumed by the buyer. Consequently, the timing of the closing of these sales is subject to obtaining the requisite approval of the municipal bond authorities where the properties are located. For this and other reasons, these sales may not close until early in the third quarter of 2004. As such, the timing of the gain (loss) recognition relating to these sales would be similarly impacted. The expected gross proceeds from these sales of $248,000 to $250,000 are intended to be used for various corporate purposes, which may include preferred equity redemption (see discussion below), debt reductions and common equity repurchases intended to maintain the strength of the Company’s balance sheet, combined with reinvestment in developments and acquisitions that enhance the diversification of the Company’s cash flow stream and the quality of its portfolio. The retirement of outstanding debt in the second quarter of 2004 and the redemption of outstanding preferred equity in the second half of 2004 are expected to result in additional expenses associated with the write off of unamortized issuance and loan costs, as well as the termination of related derivative interest rate hedges and prepayment premiums, if any (see discussion below). As the timing of the sales and the resulting reduction in property net operating income may not coincide with the reinvestment of the proceeds in similar yielding assets or financing cost reductions, the Company’s overall net income will be somewhat diluted in the second half of 2004 until such reinvestments or similar financing cost reductions occur.

Management expects interest expense for the full year of 2004 to be lower than in 2003 due generally to lower average debt levels between years. Management expects general and administrative expenses and development costs and other expenses to increase for the full year of 2004 resulting from the increased amortization of prior year restricted stock and stock option awards, generally higher legal and professional costs related to Sarbanes-Oxley and corporate governance compliance and the expensing of a larger portion of previously capitalized development personnel and related costs. For the remaining quarters of 2004, management expects general and administrative costs will be generally consistent with levels recognized in the first quarter of 2004. The Company has retained certain development personnel into 2004 as it assessed the timing, nature and location of its future development efforts. The Company expects to start the development of new projects later in 2004 and, as previously discussed, the Company has one project in the predevelopment stage with an expected construction start date in 2004. To the extent new developments commence in 2004, the Company expects to capitalize development personnel and related costs to such projects.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness discussed herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities increased from $26,697 in 2003 to $27,386 in 2004 primarily due to favorable changes in the working capital components (primarily the reduction in payables between periods) included in operating activities offset by the weaker operating performance of the Company’s fully stabilized properties and reduced earnings from the dilutive impact of the Company’s asset sale and capital recycling program. As noted above, the Company expects cash flows from operating activities to show declines for the full year of 2004 compared to 2003 primarily driven by the modestly weaker performance of the Company’s fully stabilized properties and the continued dilutive cash flow impact from asset sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Net cash provided by investing activities increased from $37,804 in 2003 to $50,303 in 2004 primarily due to reduced development and construction expenditures in 2004 and the net repayment of construction loan advances from unconsolidated entities in 2003, partially offset by reduced proceeds from wholly-owned asset sales between periods. The reduction in development and construction expenditures was a planned strategy in 2003 and 2004 to reduce the Company’s development pipeline due to difficult market conditions (lower market rental rates and an over supply of apartment communities) in the Company’s primary markets. All prior year development projects are substantially complete and the Company has one new project in the predevelopment stage with an expected construction start later in 2004.

Net cash used in financing activities decreased from $67,080 in 2003 to $62,076 in 2004 primarily due to increased borrowings in 2004 offset by lower cash dividend payments between periods. In the first quarter of 2004, the Company closed a $35,000 mortgage loan in a consolidated joint venture to take advantage of the low interest rate environment.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT in 2004. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income.

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common dividends to shareholders through its net cash flows provided by operating activities, less its annual recurring and nonrecurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time.

For the three months ended March 31, 2004, the Company’s net cash flow from operations, reduced by operating capital expenditures, was sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders. Cash flows from operations, reduced by operating capital expenditures, would have been lower than the quarterly dividend requirements, exclusive of the favorable change in working capital items impacting operating cash flows for the period. These working capital items fluctuate from quarter to quarter, primarily due to the timing of payments of interest and operating payables. As discussed below, the Company expects its operating cash flows, less operating capital expenditures, to be less than its dividend requirements for the full year of 2004. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

For full year of 2004, management of the Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000. The Company intends to use primarily the proceeds from 2004 asset sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The factors leading to this net operating cash flow shortfall are the continuing soft market conditions for the Company’s operating properties and the short-term negative cash flow impact of sales of operating properties (discussed below) prior to the reinvestment of such proceeds. The Company’s board of directors, however, will continue to review the dividend quarterly.

Management expects the Company to meet its future construction and development and certain of its other long-term liquidity requirements, including maturities of long-term debt and lines of credit and possible land and property acquisitions through the selective sale of operating properties and through long-term secured and unsecured borrowings. Management believes the Company has adequate borrowing capacity and access to real estate sales markets to fund these requirements. The capacity under the Company’s lines of credit (see below) was created primarily through proceeds from property sales and from the repayment of construction advances to unconsolidated entities. Additionally, in prior years the Company has utilized equity joint ventures as a means of raising capital and reducing the size and exposure of its development property pipeline. The Company may continue to use joint venture arrangements in future periods as a source of capital, to reduce its market concentrations in certain markets and to reduce its exposure to certain risks of its future development pipeline.

As previously discussed, the Company intends to use the proceeds from the sale of operating properties and availability under its unsecured revolving line of credit as the primary source of capital to fund its current and future development and acquisition expenditures. The Company began an asset sale and capital recycling program in 2000 as the primary means to fund its on-going community development program. Total funds raised in 2004, 2003 and 2002 were $2,279 (excluding approximately $21,700 held by an intermediary under a qualified tax deferred program), $163,560 and $182,216, respectively. Additionally in 2003, the Company received net proceeds of approximately $75,000 (including the repayment of the construction loan from the venture)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

from the sale of one apartment community held in an unconsolidated entity. A more detailed discussion of the assets sales is included in note 4 to the consolidated financial statements

As of December 31, 2003, the Company was actively marketing to sell nine apartment communities containing 4,340 units. In the first quarter of 2004, the Company sold one of these apartment communities, containing 398 apartment units, for net proceeds of approximately $22.0 million, including amounts held by an intermediary under a qualified tax deferred exchange program. The remaining eight communities, containing 3,942 apartment units, are currently expected to generate gross sales proceeds totaling approximately $248,000 to $250,000. The sales of the eight communities are expected to occur in the late second quarter or early third quarter of 2004. The eight communities are located in Atlanta, Georgia, Dallas, Texas, and Orlando, Florida. The proceeds from these sales are intended to be used for various corporate purposes and may be used to fund future development expenditures, future property acquisitions, future debt reduction and to opportunistically repurchase the Company’s preferred equity (see discussion below) and common stock. These sales are also expected to generate capital gains for tax purposes in 2004 of approximately $100,000. Realized capital gains must generally be distributed to shareholders, in the form of dividends, in order to avoid the payment of income taxes at the corporate level. The Company expects to be able to use its regular quarterly dividend of $0.45 per share, as well as other tax planning strategies, to pay out or otherwise mitigate the impact of these capital gains. These sales are part of the Company’s plans to focus its operations in fewer markets, maintain the low average age and high quality of the portfolio and reduce the Company’s market concentrations in Atlanta, Georgia and Dallas, Texas. In connection with the sale of six of the properties discussed above, the Company expects that the purchaser will acquire those properties subject to a combined total of approximately $119,000 of tax-exempt mortgage debt. In connection with the assumption of this tax-exempt mortgage debt, the Company expects to record expenses of approximately $3,000 in connection with the write-off of related unamortized deferred loan costs and the termination of related interest rate cap agreements in 2004.

On March 5, 2004, the Company redeemed its 7 5/8% series C cumulative redeemable preferred stock (“Series C Preferred Stock”) for $25.00 per share (an aggregate of $50,000), plus accrued and unpaid dividends through March 5, 2004. In addition to the redemption of its Series C Preferred Stock, the Company is considering redeeming its $70,000 Series D Cumulative Redeemable Preferred Units, which become callable on September 3, 2004, with expected proceeds from the asset sales discussed above, although there are no assurances that the Company will do so.

At March 31, 2004, the Company had available credit facility borrowing capacity of approximately $320,000 under its line of credit facilities. The Company’s primary credit facility with total capacity of $350,000 and its $20,000 cash management facility mature in January 2007. Management believes it will have adequate capacity under its facilities to execute its 2004 business plan and meet its short-term liquidity requirements without a significant level of additional asset sales (other than those asset sales discussed above) or other secured and unsecured debt financings.

In January 2004, the Company refinanced its primary revolving line of credit with a new $350,000 three-year unsecured revolving line of credit (the “Revolver”). The Revolver has a stated interest rate of LIBOR plus 0.90% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees equal to 0.20% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Revolver are based on the lower of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. A further discussion of the terms of the Company’s line of credit agreements is included in note 2 to the consolidated financial statements.

Long-term Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at March 31, 2004 is included in note 2 to the consolidated financial statements. A discussion of new secured and unsecured debt issuances and retirements during the period is discussed below.

In March 2004, the Company closed a $35,000 secured, fixed rate mortgage note payable in a consolidated real estate entity. The note bears interest at 4.27%, requires monthly interest only payments through March 2007 and monthly principal and interest payments based on a 30-year amortization schedule from April 2007 through the note maturity date in March 2009.

Additionally, in March 2004, one of the Company’s unconsolidated entities repaid its outstanding construction note payable to the Company of $53,916 through the proceeds from a third-party non-recourse permanent mortgage note totaling $50,000 and from member equity contributions. The mortgage note bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008.

Upon their maturity on April 1, 2004, the Company repaid $13,000 of its 7.30% medium term, unsecured notes, using its available cash balances and borrowings under its unsecured lines of credit.

Stock Repurchase Program

In the fourth quarter of 2003, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common stock or preferred stock at market prices from time to time through December 31, 2004. In the first quarter of 2004, the Company acquired $50,000 of preferred stock in 2004. Management has indicated it will be opportunistic with respect to additional share repurchases and intends to finance additional repurchases with asset sale proceeds rather than additional borrowings.

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

The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to apartment communities under development and construction. The incremental personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This practice results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing expenses) of such communities.

Acquisition of assets and community improvement and other capitalized expenditures for the three months ended March 31, 2004 and 2003 are summarized as follows:

	Three months ended
	March 31,
	2004	2003
New community development and acquisition activity (1)	$293	$14,112
Non-recurring capital expenditures
Revenue generating additions and improvements (2)	26	89
Other community additions and improvements (3)	1,244	958
Recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,422	1,462
Corporate additions and improvements	134	208

	$4,119	$16,829

Other Data
Capitalized interest	$239	$1,869

Capitalized personnel and associated costs (5)	$249	$600

(1)	Reflects aggregate community development costs, exclusive of the change in construction payables between years.

(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.

(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

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

Funds from Operations

The Company uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of funds from operations (“FFO”). FFO is defined by NAREIT as net income (loss) available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures all determined on a consistent basis in accordance with GAAP. In October 2003, NAREIT clarified the definition of FFO to include impairment losses. As such, prior period presentations of FFO have been restated to conform with the revised NAREIT definition of FFO. FFO is a supplemental non-GAAP financial measure. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

The Company also uses FFO as an operating measure. Accounting for real estate assets using historical cost accounting under GAAP assumes that the value of real estate assets diminishes predictably over time. NAREIT stated in its April 2002 White Paper on Funds from Operations “since real estate asset values have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves.” As a result, the concept of FFO was created by NAREIT for the REIT industry to provide an alternate measure. Since the Company agrees with the concept of FFO and appreciates the reasons surrounding its creation, management believes that FFO is an important supplemental measure of operating performance. In addition, since most equity REITs provide FFO information to the investment community, the Company believes FFO is a useful supplemental measure for comparing the Company’s results to those of other equity REITs. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income available to common shareholders” is the most directly comparable GAAP measure to FFO.

FFO should not be considered as an alternative to net income available to common shareholders (determined in accordance with GAAP) as an indicator of the Company’s financial performance. While management believes that FFO is an important supplemental non-GAAP financial measure, management believes it is also important to stress that FFO should not be considered as an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company’s liquidity. Further, FFO is not necessarily indicative of sufficient cash flow to fund all of the Company’s needs or ability to service indebtedness or make distributions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

A reconciliation of net income (loss) available to common shareholders to FFO is provided below.

	Three months ended
	March 31,
	2004	2003 (1)
Net income (loss) available to common shareholders	$(902)	$(23,450)
Minority interest of common unitholders — continuing operations	(473)	(2,623)
Minority interest in discontinued operations (2)	402	(391)
Gains on property sales — discontinued operations	(1,627)	(6,875)
Depreciation on wholly-owned real estate assets, net (3)	20,039	21,618
Depreciation on real estate assets held in unconsolidated entities	327	466

Funds from operations available to common shareholders	$17,766	$(11,255)

Cash flow provided by (used in):
Operating activities	$27,386	$26,697
Investing activities	$50,303	$37,804
Financing activities	$(62,076)	$(67,080)
Weighted average shares outstanding — basic	39,382	37,262
Weighted average shares and units outstanding — basic	42,461	42,049
Weighted average shares outstanding — diluted (4)	39,437	37,262
Weighted average shares and units outstanding — diluted (4)	42,516	42,049

(1)	For the three months ended March 31, 2003, FFO available to common shareholders has been restated from the prior period presentation to reflect a reduction of $14,118 for impairment losses on real estate assets resulting from the NAREIT modification of the definition of FFO in 2003.

(2)	Represents the minority interest in earnings and gains (losses) on properties held for sale and sold reported as discontinued operations for the periods presented.

(3)	Depreciation on wholly-owned real estate assets is net of the minority interest portion of depreciation in consolidated entities.

(4)	Diluted weighted average shares and units for the three months ended March 31, 2004 include 55 shares and units, that were antidilutive to all income (loss) per share computations under generally accepted accounting principles.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2004, the Company had $174,800 of variable rate debt tied to LIBOR. In addition, the Company had $214,380 of variable tax-exempt debt with interest based on the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

Management has and will continue to manage interest rate risk as follows:

•	maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level;

•	fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities;

•	use treasury locks where appropriate to fix rates on anticipated debt transactions; and

•	take advantage of favorable market conditions for long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives.

The table below provides information about the Company’s derivative financial instruments that are sensitive to changes in interest rates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value
					Asset (Liab.)
Interest Rate Swaps
Variable to fixed	$104,000 amortizing to $90,270	6.04%	1 month LIBOR	7/31/09	$(13,883)
Variable to fixed	$25,000	6.53%	3 month LIBOR	2/01/05	(1,339)
Interest rate cap	$107,190	5.00%	-	2/01/08	456
Interest rate cap	$107,190	5.00%	-	2/01/08	456

					$(14,310)

As more fully described in note 6 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $99,800 FNMA borrowings and $25,000 medium-term notes effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at March 31, 2004, would increase or decrease by approximately $2,600 on an annualized basis.

There have been no material changes in the value of the Company’s fixed debt since December 31, 2003

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 4. CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures are effective. There were no changes to the Company’s internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting subsequent to the date of their evaluation.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. This lawsuit is expected to be settled in 2004.

On May 13, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. This lawsuit is expected to be settled in 2004.

The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	through (d) — None

(e)	The following table summarizes the Company’s purchases of its equity securities in the three months ended March 31, 2004 (in thousands, except per share amounts).

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs
January 1, 2004 to January 31, 2004	—	$—	—	$—
February 1, 2004 to February 28, 2004	—	—	—	—
March 1, 2004 to March 31, 2004 (1)	2,000	25.00	2,000	150,000 (2)

Total	2,000	$25.00	2,000	$150,000

(1)	On March 5, 2004, the Company redeemed all 2,000 shares of its 7 5/8% series C Cumulative redeemable preferred stock for $25.00 per share (an aggregate of $50,000, plus accrued and unpaid dividends through March 5, 2004. The redemption made in accordance with the redemption provisions of the preferred stock arrangement.

(2)	On November 5, 2003, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports (as indicated in the footnotes to this Exhibit Table) and are incorporated by reference herein.

(a	)		Exhibits
3.1	(a)		Articles of Incorporation of the Company.
3.2	(b)		Articles of Amendment to the Articles of Incorporation of the Company.
3.3	(b)		Articles of Amendment to the Articles of Incorporation of the Company.
3.4	(b)		Articles of Amendment to the Articles of Incorporation of the Company.
3.5	(c)		Articles of Amendment to the Articles of Incorporation of the Company.
3.6	(d)		Bylaws of the Company (as Amended and Restated as of November 5, 2003).
4.1	(e)		Indenture between the Company and SunTrust Bank, as Trustee.
4.2	(e)		First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.
11.1	(f)		Statement Regarding Computation of Per Share Earnings.
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2			Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
		(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
		(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002.
		(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 1999.
		(d)	Filed as an exhibit of the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003.
		(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.
		(f)	The information required by this exhibit is included in note 5 to the consolidated financial statements.
(b	)
Reports on Form 8-K On February 10, 2004, the Registrants furnished a Form 8-K including the Registrant’s earnings release and supplemental financial information package relating to the quarterly period ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
May 10, 2004	By /s/ David P. Stockert David P. Stockert President and Chief Executive Officer
May 10, 2004	By /s/ Christopher J. Papa Christopher J. Papa Executive Vice President and Chief Financial Officer
May 10, 2004	By /s/ Arthur J. Quirk Arthur J. Quirk Senior Vice President and Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By: Post GP Holdings, Inc., its sole General Partner
May 10, 2004	By /s/ David P. Stockert David P. Stockert President and Chief Executive Officer
May 10, 2004	By /s/ Christopher J. Papa Christopher J. Papa Executive Vice President and Chief Financial Officer
May 10, 2004	By /s/ Arthur J. Quirk Arthur J. Quirk Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

3.1	(a)		Articles of Incorporation of the Company.
3.2	(b)		Articles of Amendment to the Articles of Incorporation of the Company.
3.3	(b)		Articles of Amendment to the Articles of Incorporation of the Company.
3.4	(b)		Articles of Amendment to the Articles of Incorporation of the Company.
3.5	(c)		Articles of Amendment to the Articles of Incorporation of the Company.
3.6	(d)		Bylaws of the Company (as Amended and Restated as of November 5, 2003).
4.1	(e)		Indenture between the Company and SunTrust Bank, as Trustee.
4.2	(e)		First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.
11.1	(f)		Statement Regarding Computation of Per Share Earnings.
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1			Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2			Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.
		(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.
		(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002.
		(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 1999.
		(d)	Filed as an exhibit of the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003.
		(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.
		(f)	The information required by this exhibit is included in note 5 to the consolidated financial statements.