Form 10-Q
period 2004-06-30
POST APARTMENT HOMES LP; POST PROPERTIES INC
filed 2004-08-09
CIK 1012271, 903127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

39,924,907 shares of common stock outstanding as of August 4, 2004.

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Real estate assets
Land	$274,000	$254,000
Building and improvements	1,948,854	1,883,582
Furniture, fixtures and equipment	219,450	214,002
Construction in progress	14,851	12,946
Land held for future development	13,384	11,994

	2,470,539	2,376,524
Less: accumulated depreciation	(474,016)	(432,157)
Assets held for sale, net of accumulated depreciation of $7,836 and $74,614 at June 30, 2004 and December 31, 2003, respectively	16,977	145,238

Total real estate assets	2,013,500	2,089,605
Investments in and advances to unconsolidated real estate entities	22,165	74,786
Cash and cash equivalents	55,291	1,334
Restricted cash	2,085	2,065
Deferred charges, net	11,504	12,285
Other assets	36,766	35,376

Total assets	$2,141,311	$2,215,451

Liabilities and shareholders’ equity
Notes payable, including $14,760 and $119,085 of debt secured by assets held for sale at June 30, 2004 and December 31, 2003, respectively	$1,080,327	$1,186,322
Accrued interest payable	6,889	6,923
Dividend and distribution payable	19,582	19,509
Accounts payable and accrued expenses	71,700	65,872
Security deposits and prepaid rents	7,324	7,890

Total liabilities	1,185,822	1,286,516

Minority interest of preferred unitholders in Operating Partnership	70,000	70,000

Minority interest of common unitholders in Operating Partnership	47,968	62,409

Shareholders’ equity
Preferred stock, $.01 par value, 20,000,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900,000 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	20	20
7 5/8% Series C Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000,000 shares issued and outstanding	—	20
Common stock, $.01 par value, 100,000,000 authorized:
39,917,075 and 39,676,204 shares issued, 39,917,075 and 38,686,315 shares outstanding at June 30, 2004 and December 31, 2003, respectively	399	396
Additional paid-in capital	769,007	849,632
Accumulated earnings	81,236	—
Accumulated other comprehensive income	(8,679)	(12,362)
Deferred compensation	(4,471)	(4,424)

	837,521	833,291
Less common stock in treasury, at cost, 989,889 shares at December 31, 2003	—	(36,765)

Total shareholders’ equity	837,521	796,526

Total liabilities and shareholders’ equity	$2,141,311	$2,215,451

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Rental	$72,180	$69,479	$143,428	$138,344
Other property revenues	4,510	4,124	8,685	8,111
Other	45	147	122	277

Total revenues	76,735	73,750	152,235	146,732

Expenses
Property operating and maintenance (exclusive of items shown separately below)	33,388	32,097	66,605	63,341
Depreciation	21,177	20,253	42,363	40,542
General and administrative	5,477	3,342	10,119	6,967
Development costs and other	381	—	916	567
Proxy contest and related costs	—	5,231	—	5,231
Severance charges	—	1,795	—	21,506

Total expenses	60,423	62,718	120,003	138,154

Operating Income	16,312	11,032	32,232	8,578
Interest income	213	251	392	485
Interest expense	(16,726)	(16,250)	(33,007)	(31,879)
Amortization of deferred financing costs	(1,092)	(968)	(2,208)	(1,756)
Equity in income of unconsolidated real estate entities	207	8,103	422	7,710
Minority interest in consolidated property partnerships	303	349	575	682
Minority interest of preferred unitholders	(1,400)	(1,400)	(2,800)	(2,800)
Minority interest of common unitholders	246	164	719	2,778

Income (loss) from continuing operations	(1,937)	1,281	(3,675)	(16,202)

Discontinued operations
Income (loss) from discontinued operations, net of minority interest	2,366	2,694	6,004	(6,501)
Loss on early extinguishment of indebtedness associated with property sales, net of minority interest	(3,849)	—	(3,849)	—
Gains on property sales, net of minority interest	104,530	23,714	106,039	29,805

Income from discontinued operations	103,047	26,408	108,194	23,304

Net income	101,110	27,689	104,519	7,102
Dividends to preferred shareholders	(1,909)	(2,862)	(4,507)	(5,725)
Redemption costs on preferred stock	—	—	(1,716)	—

Net income available to common shareholders	$99,201	$24,827	$98,296	$1,377

Per common share data - Basic
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.10)	$(0.04)	$(0.25)	$(0.58)
Income from discontinued operations	2.59	0.70	2.73	0.62

Net income available to common shareholders	$2.49	$0.66	$2.48	$0.04

Dividends declared	$0.45	$0.45	$0.90	$0.90

Weighted average common shares outstanding – basic	39,807	37,460	39,595	37,361

Weighted average common shares and units outstanding – basic	42,478	42,066	42,469	42,058

Per common share data - Diluted
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.10)	$(0.04)	$(0.25)	$(0.58)
Income from discontinued operations	2.59	0.70	2.73	0.62

Net income available to common shareholders	$2.49	$0.66	$2.48	$0.04

Dividends declared	$0.45	$0.45	$0.90	$0.90

Weighted average common shares outstanding – diluted	39,807	37,467	39,595	37,362

Weighted average common shares and units outstanding – diluted	42,478	42,074	42,469	42,058

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2003	$49	$396	$849,632	$—	$(12,362)	$(4,424)	$(36,765)	$796,526
Comprehensive income
Net income	—	—	—	104,519	—	—	—	104,519
Net change in derivative value, net of minority interest	—	—	—	—	3,683	—	—	3,683

Total comprehensive income								108,202
Proceeds from employee stock purchase and stock option plans	—	3	(885)	—	—	—	3,727	2,845
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	(12,822)	—	—	—	32,226	19,404
Redemption of preferred stock	(20)	—	(49,980)	—	—	—	—	(50,000)
Stock-based compensation	—	—	290	—	—	—	—	290
Restricted stock issuances, net of forfeitures	—	—	(216)	—	—	(596)	812	—
Amortization of deferred compensation	—	—	—	—	—	549	—	549
Dividends to preferred shareholders	—	—	—	(4,507)	—	—	—	(4,507)
Dividends to common shareholders	—	—	(17,012)	(18,776)	—	—	—	(35,788)

Shareholders’ Equity and Accumulated Earnings, June 30, 2004	$29	$399	$769,007	$81,236	$(8,679)	$(4,471)	$—	$837,521

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2004	2003
Cash Flows From Operating Activities
Net income	$104,519	$7,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,363	46,114
Amortization of deferred financing costs	2,208	1,756
Minority interest of preferred unitholders in Operating Partnership	2,800	2,800
Minority interest of common unitholders in Operating Partnership	(719)	(2,778)
Minority interest in discontinued operations	7,856	2,847
Gains on properties sold — discontinued operations	(113,739)	(33,504)
Asset impairment charge	626	14,118
Equity in income of unconsolidated entities	(352)	(7,710)
Stock-based compensation	865	120
Cost of early debt extinguishment	4,128	—
Changes in assets, (increase) decrease in:
Restricted cash	(20)	(338)
Other assets	(1,835)	1,540
Deferred charges	1,361	(1,463)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(34)	(120)
Accounts payable and accrued expenses	6,943	23,315
Security deposits and prepaid rents	(566)	(177)

Net cash provided by operating activities	56,404	53,622

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(37,163)	(18,939)
Net proceeds from property sales	138,637	98,711
Capitalized interest	(500)	(3,113)
Recurring capital expenditures	(5,193)	(3,986)
Corporate additions and improvements	(287)	(339)
Non-recurring capital expenditures	(2,546)	(2,176)
Revenue generating capital expenditures	(26)	(732)
Distributions and repayment of advances received from unconsolidated entities	52,877	89,471

Net cash provided by investing activities	145,799	158,897

Cash Flows From Financing Activities
Proceeds from notes payable	35,000	—
Payments on notes payable	(14,354)	(1,278)
Payments of financing costs	(4,262)	—
Lines of credit proceeds (repayments), net	(72,010)	(153,351)
Redemption of preferred stock	(50,000)	—
Proceeds from employee stock purchase and stock option plans	2,845	266
Distributions to preferred unitholders	(2,800)	(2,800)
Distributions to common unitholders	(2,942)	(5,896)
Dividends paid to preferred shareholders	(4,507)	(5,725)
Dividends paid to common shareholders	(35,216)	(45,823)

Net cash used in financing activities	(148,246)	(214,607)

Net increase (decrease) in cash and cash equivalents	53,957	(2,088)
Cash and cash equivalents, beginning of period	1,334	6,390

Cash and cash equivalents, end of period	$55,291	$4,302

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At June 30, 2004, the Company owned 24,700 apartment units in 65 apartment communities, including 666 apartment units in three apartment communities held in unconsolidated entities. At June 30, 2004, approximately 51.6%, 17.6% and 9.0% (on a unit basis) of the Company’s communities were located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and through payments of dividends to shareholders, in practical effect, is not subject to federal income taxes at the corporate level.

As of June 30, 2004, the Company had outstanding 39,917 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing 94.0% ownership interest in the Operating Partnership. Common Units held by persons (including one director of the Company) other than the Company totaled 2,560 as of June 30, 2004 and represented a 6.0% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 93.7% and 89.0% for the three months and 93.2% and 88.8% for the six months ended June 30, 2004 and 2003, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to conform to the current year’s financial statement presentation.

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

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Apartment Community Acquisitions

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets, intangible assets and liabilities (including mortgage indebtedness) acquired in each transaction, based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases, in-place leases and resident relationships, are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 6 months to 18 months).

Stock-based Compensation

Effective January 1, 2003, the Company accounts for stock-based compensation under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In adopting SFAS No. 123, the Company used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” In periods prior to January 1, 2003, the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

The following table reflects the effect on the Company’s net income and earnings per common share had the fair value method of accounting under SFAS No. 123 been applied to all stock awards for each period.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income available to common shareholders
As reported	$99,201	$24,827	$98,296	$1,377
Stock-based compensation included in net income as reported, net of minority interest	420	296	805	441
Stock-based compensation determined under the fair value method for all awards, net of minority interest	(434)	(317)	(839)	(517)

Pro forma	$99,187	$24,806	$98,262	$1,301

Net income per common share - basic
As reported	$2.49	$0.66	$2.48	$0.04
Pro forma	$2.49	$0.66	$2.48	$0.03
Net income per common share - diluted
As reported	$2.49	$0.66	$2.48	$0.04
Pro forma	$2.49	$0.66	$2.48	$0.03

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

2.	INDEBTEDNESS

At June 30, 2004 and December 31, 2003, the Company’s indebtedness consisted of the following:

	Payment			Maturity	June 30,	December 31,
Description	Terms	Interest Rate		Date	2004	2003
Unsecured Notes
Senior Notes	Int.	6.11% - 7.70%		2006-2010	$285,000	$285,000
Medium Term Notes	Int.	6.69% - 8.12	%(1)	2004-2015	310,000	323,000

					595,000	608,000

Unsecured Lines of Credit & Other
Syndicated Line of Credit	N/A	LIBOR + 0.90%(2)		2007	—	60,000
Cash Management Line	N/A	LIBOR + 0.90%		2007	—	12,010

					—	72,010

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975	%(3)	2029	99,800	99,800
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	275,472	192,132

					375,272	291,932

Tax Exempt Floating Rate
Bonds (Secured)	Int.	1.05	%(4)	2025	110,055	214,380

Total					$1,080,327	$1,186,322

(1)	Includes $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The annual interest rate on these securities to March 2005 is 6.85%. The MOPPRS mature in March 2015, but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the remarketing dealer elects not to remarket the MOPPRS, the Company is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in March 2005, the interest rate on the MOPPRS will be established at a rate of 5.715% plus the Company’s applicable credit spread for the Company’s securities with similar maturities. The MOPPRS may be redeemed, at the Company’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty (generally equivalent to the make-whole amount necessary to compensate for the amount by which the base rate of 5.715% exceeds the then-existing 10-year treasury rate).

(2)	Represents stated rate.

(3)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(4)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at June 30, 2004 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%. At June 30, 2004 and December 31, 2003, approximately $14,760 and $119,085, respectively, of this debt was secured by assets held for sale.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2004	$13,411
2005	205,799	(1)
2006	81,208
2007	158,327
2008	4,014
Thereafter	617,568	(1)

	$1,080,327

(1)	Aggregate debt maturities for years ended in 2009 and thereafter include $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The MOPPRS mature in March 2015, but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the remarketing dealer elects not to remarket the MOPPRS, the Company is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in March 2005, the interest rate on the MOPPRS will be established at a rate of 5.715% plus the Company’s applicable credit spread for Company securities with similar maturities. The MOPPRS may be redeemed, at the Company’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty.

New debt issuances and retirements

In conjunction with an apartment community acquisition (see note 4) in June 2004, the Company assumed a secured, fixed rate mortgage note payable. The mortgage note was valued at $49,694 yielding an effective interest rate of 4.7%. The mortgage note requires monthly principal and interest payments and matures in 2007.

In June 2004, the Company sold certain apartment communities subject to the assumption of $104,325 of tax exempt mortgage indebtedness (see note 4). As a result of this debt assumption, the Company recorded a loss on early extinguishment of debt of $4,128 ($3,849 net of minority interest) related to the write-off of deferred loan costs of $3,187 ($2,972 net of minority interest) relating to such assumed indebtedness and the realization of a $941 ($877 net of minority interest) loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of assumed debt.

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

Upon their maturity in April 2004, the Company repaid $13,000 of its 7.30% medium term, unsecured notes, using its available cash balances and borrowings under its unsecured lines of credit.

Unsecured Lines of Credit

In January 2004, the Company refinanced its previous revolving line of credit with a new $350,000 three-year unsecured revolving line of credit (the “Revolver”) that matures in January 2007. The Revolver currently has a stated interest rate of LIBOR plus 0.90% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees equal to 0.20% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Revolver are based on the lower of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in January 2007. At June 30, 2004, the Company had issued letters of credit to third parties totaling $1,828 under this facility.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”), which was scheduled to mature on April 30, 2004. In April 2004, the Company renewed this line of credit with maturity, pricing and terms, including debt covenants, substantially consistent with those of the Revolver. The Cash Management line currently has a stated interest rate of LIBOR plus 0.90% mirroring the pricing structure of the Revolver and requires the payment of an annual facility fee equal to 0.125% of the average annual unused portion of the loan commitment.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At June 30, 2004, the Company held investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed apartment community. At June 30, 2004, each of the apartment communities had achieved stabilized occupancy. The Company holds a 35% equity interest in the Property LLCs. The initial development costs of the apartment communities were funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Company.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,666 at June 30, 2004. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

The operating results of the Company include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	June 30,	December 31,
Balance Sheet Data	2004	2003
Real estate assets, net of accumulated depreciation of $7,806 and $5,939, respectively	$125,751	$127,513
Cash and other	4,177	2,516

Total assets	$129,928	$130,029

Mortgage notes payable	$83,617	$33,763
Construction notes payable to Company (1)	—	53,769
Other liabilities	1,824	1,742

Total liabilities	85,441	89,274
Members’ equity	44,487	40,755

Total liabilities and members’ equity	$129,928	$130,029

Company’s equity investment	$22,165	$21,017

Company’s share of notes payable	$29,266	$30,636

(1)	All of the Company’s construction financing to these unconsolidated real estate entities is included in the Company’s outstanding debt and total assets. At December 31, 2003, the venture partner’s share of the construction loans was $34,950. All construction financing previously provided by the Company was refinanced with permanent loans from unaffiliated entities in early 2004.

	Three months ended		Six months ended
	June 30,		June 30,
Income Statement Data	2004	2003	2004	2003
Revenue
Rental	$3,290	$2,107	$6,538	$3,796
Other	259	125	471	227

Total revenues	3,549	2,232	7,009	4,023

Expenses
Property operating and maintenance	1,224	1,209	2,445	2,436
Depreciation and amortization	970	949	1,920	1,844
Interest	866	810	1,639	1,518

Total expenses	3,060	2,968	6,004	5,798

Income (loss) from continuing operations	489	(736)	1,005	(1,775)

Discontinued Operations
Loss from discontinued operations	—	(103)	—	(188)
Gain on property sales	—	26,179	—	26,179

Income from discontinued operations	—	26,076	—	25,991

Net income	$489	$25,340	$1,005	$24,216

Company’s share of net income	$171	$11,899	$352	$11,505

The income from discontinued operations represents the operating results and the gain on sale of an apartment community (held by a fourth Property LLC) that was sold in June 2003.

At June 30, 2004, mortgage notes payable include a $50,000 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008. The additional mortgage notes payable bear interest at rates ranging from 4.04% to 4.28% and mature in 2008.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

4.	REAL ESTATE ACQUISITION AND DISPOSITION ACTIVITY

Acquisition Activity

In June 2004, the Company acquired a 499-unit apartment community located in suburban Washington, D.C. for approximately $85,814, including the assumption of mortgage indebtedness and closing costs. Additionally, the Company plans to spend up to approximately $2,000 to improve the community. The assumed mortgage note payable was valued at $49,694 yielding an effective interest rate of 4.7%. The mortgage note requires monthly principal and interest payments and matures in 2007.

The purchase price of this community was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values.

Disposition Activity

The Company classifies real estate assets as held for sale after the approval of its internal investment committee and after the Company has commenced an active program to sell the assets. At June 30, 2004, the Company had one apartment community, containing 460 units, and certain tracts of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $16,977, which represents the lower of depreciated cost or fair value less costs to sell.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all subsequent gains or additional losses on the sale of these assets are included in discontinued operations.

For the three and six months ended June 30, 2004, income from discontinued operations included the results of operations of one community, containing 460 units, classified as held for sale at June 30, 2004 and the results of operations of eight communities sold in 2004 through their sale dates. For the three and six months ended June 30, 2003, income from discontinued operations included the results of operations of the community classified as held for sale at June 30, 2004, the eight communities sold in 2004 and the results of operations of four communities sold in 2003 through the earlier of June 30, 2003 or their sale dates.

The revenues and expenses of these communities for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Rental	$6,767	$10,750	$14,699	$22,920
Other	665	853	1,363	1,685

Total revenues	7,432	11,603	16,062	24,605

Expenses
Property operating and maintenance (exclusive of items shown separately below)	3,519	4,808	7,304	9,960
Depreciation	—	2,229	—	4,667
Interest	769	1,542	1,692	3,213
Asset impairment charge	626	—	626	14,118

Total expenses	4,914	8,579	9,622	31,958

Income (loss) from discontinued operations before minority interest	2,518	3,024	6,440	(7,353)
Minority interest	(152)	(330)	(436)	852

Income (loss) from discontinued operations	$2,366	$2,694	$6,004	$(6,501)

In the second quarter of 2004, the Company recorded an asset impairment loss of $626 to write-down the cost of an apartment community, located in Dallas, Texas, to its realized value. In the third quarter of 2003, the Company recorded a $3,344 asset impairment charge to write-down this asset to its estimated fair value at the date the asset was classified as held for sale. In the first quarter of 2003, the Company recorded an asset impairment charge to write-down the cost of the Company’s apartment community located in Phoenix, Arizona to its estimated fair value. This impairment loss, originally reflected in continuing operations, was reclassified to discontinued operations to reflect the designation of this community as held for sale during the third quarter of 2003 and the final sale of the community in the fourth quarter of 2003.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

For the three months ended June 30, 2004, the Company recognized net gains from discontinued operations of $112,112 ($104,530 net of minority interest) from the sale of seven communities containing 3,482 units. These sales generated net proceeds of approximately $218,982, including $104,325 of tax exempt mortgage indebtedness assumed by the purchasers. For the six months ended June 30, 2004, the Company recognized net gains from discontinued operations of $113,739 ($106,039 net of minority interest) from the sale of eight communities containing 3,880 units and certain land parcels. Theses sales generated net proceeds of approximately $242,962, including debt assumed by the purchasers of $104,325.

For the three months ended June 30, 2003, the Company recognized net gains from discontinued operations of $26,630 ($23,714 net of minority interest), from the sale of one community, containing 770 apartment units and certain land parcels. For the six months ended June 30, 2003, the Company recognized net gains from discontinued operations of $33,504 ($29,805 net of minority interest) from the sale of two communities containing 1,009 units and certain land parcels.

5.	SHAREHOLDERS’ EQUITY

Preferred Stock

On March 5, 2004, the Company redeemed its 7 5/8% Series C cumulative redeemable preferred stock (“Series C Preferred Stock”) for $25.00 per share (an aggregate of $50,000), plus accrued and unpaid dividends through March 5, 2004. In connection with the issuance of the Series C Preferred Stock in 1998, the Company incurred $1,716 in issuance costs and recorded such costs as a reduction of shareholders’ equity. The redemption price of the Series C Preferred Stock exceeded the related carrying value by the $1,716 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Company reflected the $1,716 of issuance costs as a reduction of earnings in arriving at net income available to common shareholders for the six months ended June 30, 2004.

Computation of Earnings Per Common Share

For the three and six months ended June 30, 2004 and 2003, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Income (loss) from continuing operations available to common shareholders (numerator):
Income (loss) from continuing operations	$(1,937)	$1,281	$(3,675)	$(16,202)
Less: Preferred stock dividends	(1,909)	(2,862)	(4,507)	(5,725)
Less: Preferred stock redemption costs	—	—	(1,716)	—

Loss from continuing operations available to common shareholders	$(3,846)	$(1,581)	$(9,898)	$(21,927)

Common shares (denominator):
Weighted average shares outstanding - basic	39,807	37,460	39,595	37,361
Incremental shares from assumed conversion of stock options	—	7	—	1

Weighted average shares outstanding - diluted	39,807	37,467	39,595	37,362

For the three and six months ended June 30, 2004, the potential dilution from the Company’s outstanding stock options of 46 and 51 shares, respectively, was antidilutive to the loss from continuing operations per share calculation. As such, the amounts were excluded from weighted average shares for the period.

At June 30, 2004 and 2003, stock options to purchase 4,800 and 4,436 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2004 and 2003, the Company had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. The interest rate swap agreements are included on the accompanying consolidated balance sheet at fair value. The Company records the changes in the fair value of these cash flow hedges as changes in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet.

At June 30, 2004, the Company had outstanding interest rate cap agreements with two financial institutions with a notional value of $110,055. These interest rate cap agreements are cash flow hedges that provide a fixed interest ceiling at 5% for the Company’s variable rate, tax exempt borrowings. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

sheet at fair value. At June 30, 2004, the difference between the amortized costs of the interest rate cap arrangements and their fair value of $268 is included in accumulated other comprehensive income (loss), a shareholders’ equity account. The original cost of $1,396 of the arrangements is being amortized as additional expense over their five-year term.

In June 2004, in connection with the sale of five properties discussed in note 4 above, the Company sold its interest in interest rate cap agreements with a notional value of $104,325 for aggregate proceeds of $379 and realized a loss of $941 ($877 net of minority interest) that was included in the loss on early extinguishment of indebtedness on the accompanying statement of operations. The unrealized loss on these interest rate cap agreements was previously reflected in accumulated other comprehensive income, a shareholders’ equity account. These interest rate cap agreements were sold as the underlying hedged indebtedness was assumed by the purchaser in connection with the sale of the related assets.

A summary of comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$101,110	$27,689	$104,519	$7,102
Change in derivative values	5,770	(2,344)	3,683	(2,772)

Comprehensive income	$106,880	$25,345	$108,202	$4,330

7.	SEGMENT INFORMATION

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2004. The segment information for the three and six months ended June 30, 2003 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2003 to discontinued operations under SFAS No. 144 (see note 4).

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2003 – communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities – those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Acquired communities – those communities acquired in the current or prior year.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Segment Performance Measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Company uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to net operating income.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Fully stabilized communities	$65,274	$64,603	$129,983	$129,547
Communities stabilized during 2003	3,877	3,706	7,832	7,158
Development and lease-up communities	1,870	250	3,585	253
Acquired communities	206	—	206	—
Other property segments	5,463	5,044	10,507	9,497
Other	45	147	122	277

Consolidated revenues	$76,735	$73,750	$152,235	$146,732

Contribution to NOI
Fully stabilized communities	$39,699	$39,986	$79,134	$81,049
Communities stabilized during 2003	2,448	2,261	4,974	4,216
Development and lease-up communities	1,365	(227)	2,605	(488)
Acquired communities	149	—	149	—
Other property segments	(359)	(514)	(1,354)	(1,663)

Consolidated property net operating income	43,302	41,506	85,508	83,114

Interest income	213	251	392	485
Other revenue	45	147	122	277
Minority interest in consolidated property partnerships	303	349	575	682
Depreciation	(21,177)	(20,253)	(42,363)	(40,542)
Interest expense	(16,726)	(16,250)	(33,007)	(31,879)
Amortization of deferred loan costs	(1,092)	(968)	(2,208)	(1,756)
General and administrative	(5,477)	(3,342)	(10,119)	(6,967)
Development costs and other	(381)	—	(916)	(567)
Proxy contest and related costs	—	(5,231)	—	(5,231)
Severance charges	—	(1,795)	—	(21,506)
Equity in income of unconsolidated real estate entities	207	8,103	422	7,710
Minority interest of preferred unitholders	(1,400)	(1,400)	(2,800)	(2,800)
Minority interest of common unitholders	246	164	719	2,778

Income (loss) from continuing operations	(1,937)	1,281	(3,675)	(16,202)
Income from discontinued operations	103,047	26,408	108,194	23,304

Net income	$101,110	$27,689	$104,519	$7,102

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

8.	SEVERANCE AND PROXY CONTEST CHARGES

In the second quarter of 2003, the Company recorded severance charges of $1,795 relating to the departure of two executive officers. In the first quarter of 2003, the Company recorded severance charges of $19,711 ($17,467 net of minority interest) relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors. The severance charges represented the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements.

The following table summarizes the activity relating to aggregate severance charges for the six months ended June 30, 2004:

Accrued severance charges, December 31, 2003	$19,171
Payments for period	(1,665)
Interest accretion	502

Accrued severance charges, June 30, 2004	$18,008

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives employment contracts (9 to 12 years).

Proxy contest and related costs of $5,231 represent the legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in April 2003 by the Company’s former chairman of the board of directors. Additionally, the $5,231 amount included legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Company during the proxy contest. These lawsuits are expected to be settled in 2004.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 2004 and 2003 were as follows:

In June 2004, the Company acquired an apartment community for cash and the assumption of mortgage indebtedness with an estimated fair value of $49,694. Also, in June 2004, the Company sold certain apartment communities subject to $104,325 of mortgage indebtedness assumed by the purchasers. These transactions involving mortgage indebtedness were excluded from the statement of cash flows as non-cash transactions (see note 4).

During the six months ended June 30, 2004, the Company’s derivative financial instruments (see note 6) increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $3,683, net of minority interest. During the six months ended June 30, 2003, the Company’s derivative financial instruments decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholders’ equity of $2,772, net of minority interest.

During the six months ended June 30, 2004 and 2003, holders of 1,107 and 399 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the impact of the common stock issued under the Company’s employee stock purchase and stock option plans and other capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholders’ equity in the amounts of $19,404 and $7,234 for the six months ended June 30, 2004 and 2003, respectively.

The Operating Partnership committed to distribute $19,115 and $18,940 for the quarters ended June 30, 2004 and 2003, respectively. As a result, the Company declared dividends of $17,963 and $16,946 for the quarters ended June 30, 2004 and 2003, respectively. The remaining distributions from the Operating Partnership in the amount of $1,152 and $1,994 for the quarters ended June 30, 2004 and 2003, respectively, are distributed to minority interest unitholders in the Operating Partnership.

POST PROPERTIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

10.	STOCK-BASED COMPENSATION PLAN

During the three and six months ended June 30, 2004, the Company granted approximately 1 and 24 shares, respectively, of restricted stock to company officers and directors, of which approximately 7 shares were granted to the Company’s non-executive Chairman of the Board. The restricted shares vest ratably over three years. The total value of the restricted share grants of $15 and $677 for the three and six months, respectively, ended June 30, 2004 was initially reflected in shareholders’ equity as additional paid in capital and as deferred compensation, a contra shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the three year vesting period.

Additionally, in the three and six months ended June 30, 2004, the Company granted stock options to purchase approximately 10 and 271 shares, respectively, of Company common stock to Company officers and directors, of which 50 shares were granted to the Company’s non-executive Chairman of the Board. As discussed in note 1, the Company expenses the estimated costs of stock options over their three year vesting periods.

11.	LEGAL PROCEEDINGS

On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s Board of Directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleges, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requests various types of relief, such as injunctive relief and damages and demands production of certain Company records. The Company believes the allegations are wholly without merit and intends to defend the suit vigorously. The Company intends to move to dismiss the litigation.

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. These lawsuits are expected to be settled in 2004. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy contest and related costs charge.

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

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Real estate assets
Land	$274,000	$254,000
Building and improvements	1,948,854	1,883,582
Furniture, fixtures and equipment	219,450	214,002
Construction in progress	14,851	12,946
Land held for future development	13,384	11,994

	2,470,539	2,376,524
Less: accumulated depreciation	(474,016)	(432,157)
Assets held for sale, net of accumulated depreciation of $7,836 and $74,614 at June 30, 2004 and December 31, 2003 respectively	16,977	145,238

Total real estate assets	2,013,500	2,089,605
Investments in and advances to unconsolidated entities	22,165	74,786
Cash and cash equivalents	55,291	1,334
Restricted cash	2,085	2,065
Deferred charges, net	11,504	12,285
Other assets	36,766	35,376

Total assets	$2,141,311	$2,215,451

Liabilities and partners’ equity
Notes payable, including $14,760 and $119,085 of debt secured by assets held for sale at June 30, 2004 and December 31, 2003, respectively	$1,080,327	$1,186,322
Accrued interest payable	6,889	6,923
Dividend and distribution payable	19,582	19,509
Accounts payable and accrued expenses	71,700	65,872
Security deposits and prepaid rents	7,324	7,890

Total liabilities	1,185,822	1,286,516

Commitments and contingencies
Partners’ equity
Preferred units	165,000	215,000
Common units
General partner	9,190	8,464
Limited partners	791,496	719,618
Accumulated other comprehensive income (loss)	(10,197)	(14,147)

Total partners’ equity	955,489	928,935

Total liabilities and partners’ equity	$2,141,311	$2,215,451

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Rental	$72,180	$69,479	$143,428	$138,344
Other property revenues	4,510	4,124	8,685	8,111
Other	45	147	122	277

Total revenues	76,735	73,750	152,235	146,732

Expenses
Property operating and maintenance (exclusive of items shown separately below)	33,388	32,097	66,605	63,341
Depreciation	21,177	20,253	42,363	40,542
General and administrative	5,477	3,342	10,119	6,967
Development costs and other	381	—	916	567
Proxy contest and related costs	—	5,231	—	5,231
Severance charges	—	1,795	—	21,506

Total expenses	60,423	62,718	120,003	138,154

Operating Income	16,312	11,032	32,232	8,578
Interest income	213	251	392	485
Interest expense	(16,726)	(16,250)	(33,007)	(31,879)
Amortization of deferred financing costs	(1,092)	(968)	(2,208)	(1,756)
Equity in income of unconsolidated real estate entities	207	8,103	422	7,710
Minority interest in consolidated property partnerships	303	349	575	682

Income (loss) from continuing operations	(783)	2,517	(1,594)	(16,180)

Discontinued operations
Income (loss) from discontinued operations	2,518	3,024	6,440	(7,353)
Loss on early extinguishment of indebtedness associated with property sales	(4,128)	—	(4,128)	—
Gains on property sales	112,112	26,630	113,739	33,504

Income from discontinued operations	110,502	29,654	116,051	26,151

Net income	109,719	32,171	114,457	9,971
Distributions to preferred unitholders	(3,309)	(4,262)	(7,307)	(8,525)
Redemption costs on preferred units	—	—	(1,716)	—

Net income available to common unitholders	$106,410	$27,909	$105,434	$1,446

Per common unit data — Basic
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$(0.10)	$(0.04)	$(0.25)	$(0.58)
Income from discontinued operations	2.60	0.70	2.73	0.62

Net income available to common unitholders	$2.50	$0.66	$2.48	$0.04

Weighted average common units outstanding – basic	42,478	42,066	42,469	42,058

Per common unit data — Diluted
Income (loss) from continuing operations (net of preferred distributions and redemption costs)	$(0.10)	$(0.04)	$(0.25)	$(0.58)
Income from discontinued operations	2.60	0.70	2.73	0.62

Net income available to common unitholders	$2.50	$0.66	$2.48	$0.04

Distributions declared	$0.45	$0.45	$0.90	$0.90

Weighted average common units outstanding – diluted	42,478	42,074	42,469	42,058

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common Units		Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income (Loss)	Total
Partners’ Equity, December 31, 2003	$215,000	$8,464	$719,618	$(14,147)	$928,935
Comprehensive income
Net income	7,307	1,072	106,078	—	114,457
Net change in derivative value	—	—	—	3,950	3,950

Total comprehensive income					118,407
Contributions from the Company related to employee stock purchase and stock option plans	—	28	2,817	—	2,845
Stock-based compensation	—	3	287	—	290
Distributions to preferred Unitholders	(7,307)	—	—	—	(7,307)
Distributions to common Unitholders	—	(382)	(37,848)	—	(38,230)
Redemption of preferred units	(50,000)	—	—	—	(50,000)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	5	544	—	549

Partners’ Equity, June 30, 2004	$165,000	$9,190	$791,496	$(10,197)	$955,489

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended
	June 30,
	2004	2003
Cash Flows From Operating Activities
Net income	$114,457	$9,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,363	46,114
Amortization of deferred financing costs	2,208	1,756
Gains on properties sold — discontinued operations	(113,739)	(33,504)
Asset impairment charge	626	14,118
Equity in income of unconsolidated entities	(352)	(7,710)
Stock-based compensation	865	120
Cost of early debt extinguishment	4,128	—
Changes in assets, (increase) decrease in:
Restricted cash	(20)	(338)
Other assets	(1,835)	1,540
Deferred charges	1,361	(1,463)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(34)	(120)
Accounts payable and accrued expenses	6,942	23,315
Security deposits and prepaid rents	(566)	(177)

Net cash provided by operating activities	56,404	53,622

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(37,163)	(18,939)
Net proceeds from property sales	138,637	98,711
Capitalized interest	(500)	(3,113)
Recurring capital expenditures	(5,193)	(3,986)
Corporate additions and improvements	(287)	(339)
Non-recurring capital expenditures	(2,546)	(2,176)
Revenue generating capital expenditures	(26)	(732)
Distributions and repayment of advances received from unconsolidated entities	52,877	89,471

Net cash provided by investing activities	145,799	158,897

Cash Flows From Financing Activities
Proceeds from notes payable	35,000	—
Payments on notes payable	(14,354)	(1,278)
Payments of financing costs	(4,262)	—
Lines of credit proceeds (repayments), net	(72,010)	(153,351)
Redemption of preferred units	(50,000)	—
Proceeds from employee stock purchase and stock option plans	2,845	266
Distributions to preferred unitholders	(7,307)	(8,525)
Distributions to common unitholders	(38,158)	(51,719)

Net cash used in financing activities	(148,246)	(214,607)

Net increase (decrease) in cash and cash equivalents	53,957	(2,088)
Cash and cash equivalents, beginning of period	1,334	6,390

Cash and cash equivalents, end of period	$55,291	$4,302

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

At June 30, 2004, the Company owned 94.0% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 57.6% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 93.2% and 88.8% for the six months ended June 30, 2004 and 2003, respectively. At June 30, 2004, Common Units held by persons (including one director of the Company) other than the Company represented a 6.0% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

The Operating Partnership owns 24,700 apartment units in 65 apartment communities, including 666 apartment units in three apartment communities held in unconsolidated real estate entities. At June 30, 2004, approximately 51.6%, 17.6% and 9.0% (on a unit basis) of the Operating Partnership’s communities were located in the Atlanta, Dallas and Tampa metropolitan areas, respectively.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to conform to the current year’s financial statement presentation.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

Apartment Community Acquisitions

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets, intangible assets and liabilities (including mortgage indebtedness) acquired in each transaction, based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases, in-place leases and resident relationships, are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 6 months to 18 months).

Equity-based Compensation

Effective January 1, 2003, the Company accounts for stock-based compensation under the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” In adopting SFAS No. 123, the Company used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” In periods prior to January 1, 2003, the Company accounted for stock-based compensation under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees.”

The following table reflects the effect on the Operating Partnership’s net income and earnings per common unit had the fair value method of accounting under SFAS No. 123 been applied to all stock awards for each period.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income available to common unitholders
As reported	$106,410	$27,909	$105,434	$1,446
Stock-based compensation included in net income as reported	449	332	865	497
Stock-based compensation determined under the fair value method for all awards	(463)	(355)	(901)	(582)

Pro forma	$106,396	$27,886	$105,398	$1,361

Net income per common unit — basic
As reported	$2.50	$0.66	$2.48	$0.04
Pro forma	$2.50	$0.66	$2.48	$0.03
Net income per common unit — diluted
As reported	$2.50	$0.66	$2.48	$0.04
Pro forma	$2.50	$0.66	$2.48	$0.03

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

2.	INDEBTEDNESS

At June 30, 2004 and December 31, 2003, the Operating Partnership’s indebtedness consisted of the following:

	Payment				June 30,	December 31,
Description	Terms	Interest Rate		Maturity Date	2004	2003
Unsecured Notes
Senior Notes	Int.	6.11% - 7.70%		2006-2010	$285,000	$285,000
Medium Term Notes	Int.	6.69% - 8.12	%(1)	2004-2015	310,000	323,000

					595,000	608,000

Unsecured Lines of Credit & Other
Syndicated Line of Credit	N/A	LIBOR + 0.90	% (2)	2007	—	60,000
Cash Management Line	N/A	LIBOR + 0.90%		2007	—	12,010

					—	72,010

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975	%(3)	2029	99,800	99,800
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	275,472	192,132

					375,272	291,932

Tax Exempt Floating Rate Bonds (Secured)	Int.	1.05	%(4)	2025	110,055	214,380

Total					$1,080,327	$1,186,322

(1)	Includes $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The annual interest rate on these securities to March 2005 is 6.85%. The MOPPRS mature in March 2015, but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the remarketing dealer elects not to remarket the MOPPRS, the Operating Partnership is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in March 2005, the interest rate on the MOPPRS will be established at a rate of 5.715% plus the Operating Partnership’s applicable credit spread for the Operating Partnership’s securities with similar maturities. The MOPPRS may be redeemed, at the Operating Partnership’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty (generally equivalent to the make-whole amount necessary to compensate for the amount by which the base rate of 5.715% exceeds the then-existing 10-year treasury rate).

(2)	Represents stated rate.

(3)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(4)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at June 30, 2004 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%. At June 30, 2004 and December 31, 2003, approximately $14,760 and $119,085, respectively, of this debt was secured by assets held for sale.

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

Remainder of 2004	$13,411
2005	205,799	(1)
2006	81,208
2007	158,327
2008	4,014
Thereafter	617,568	(1)

	$1,080,327

(1)	Aggregate debt maturities for years ended in 2009 and thereafter include $100,000 of Mandatory Par Put Remarketed Securities (“MOPPRS”). The MOPPRS mature in March 2015, but are subject to mandatory tender for remarketing in March 2005. In March 2005, if the remarketing dealer elects not to remarket the MOPPRS, the Operating Partnership is required to redeem the MOPPRS at par. If the remarketing dealer elects to remarket the securities in March 2005, the interest rate on the MOPPRS will be established at a rate of 5.715% plus the Operating Partnership’s applicable credit spread for Operating Partnership securities with similar maturities. The MOPPRS may be redeemed, at the Operating Partnership’s option, immediately prior to their remarketing in March 2005 at an optional redemption price equal to the outstanding principal balance plus a prepayment penalty.

New debt issuances and retirements

In conjunction with an apartment community acquisition (see note 4) in June 2004, the Operating Partnership assumed a secured, fixed rate mortgage note payable. The mortgage note was valued at $49,694 yielding an effective interest rate of 4.7%. The mortgage note requires monthly principal and interest payments and matures in 2007.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

In June 2004, the Operating Partnership sold certain apartment communities subject to the assumption of $104,325 of tax exempt mortgage indebtedness (see note 4). As a result of this debt assumption, the Company recorded a loss on early extinguishment of debt of $4,128 related to the write-off of deferred loan costs of $3,187 relating to such assumed indebtedness and the realization of a $941 loss in connection with the termination of related interest rate cap agreements that were used as cash flow hedges of assumed debt.

In March 2004, the Operating Partnership closed a $35,000 secured, fixed rate mortgage note payable obtained by a consolidated real estate entity. The note bears interest at 4.27%, requires monthly interest only payments through March 2007 and monthly principal and interest payments based on a 30-year amortization schedule from April 2007 through the note maturity date in March 2009.

Upon their maturity in April 2004, the Operating Partnership repaid $13,000 of its 7.30% medium term, unsecured notes, using its available cash balances and borrowings under its unsecured lines of credit.

Unsecured Lines of Credit

In January 2004, the Operating Partnership refinanced its previous revolving line of credit with a new $350,000 three-year unsecured revolving line of credit (the “Revolver”) that matures in January 2007. The Revolver currently has a stated interest rate of LIBOR plus 0.90% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees equal to 0.20% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Revolver are based on the lower of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. The Revolver matures in January 2007. At June 30, 2004, the Operating Partnership had issued letters of credit to third parties totaling $1,828 under this facility.

Additionally, the Operating Partnership has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”), which was scheduled to mature on April 30, 2004. In April 2004, the Operating Partnership renewed this line of credit with maturity, pricing and terms, including debt covenants, substantially consistent with those of the Revolver. The Cash Management line currently has a stated interest rate of LIBOR plus 0.90% mirroring the pricing structure of the Revolver and requires the payment of an annual facility fee equal to 0.125% of the average annual unused portion of the loan commitment.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At June 30, 2004, the Operating Partnership held investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a newly developed apartment community. At June 30, 2004, each of the apartment communities had achieved stabilized occupancy. The Operating Partnership holds a 35% equity interest in the Property LLCs. The initial development costs of the apartment communities were funded through member equity contributions proportionate to the members’ ownership interests and through construction financing provided by the Operating Partnership.

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,666 at June 30, 2004. This excess investment is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

The operating results of the Operating Partnership include its proportionate share of net income (loss) from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	June 30,	December 31,
Balance Sheet Data	2004	2003
Real estate assets, net of accumulated depreciation of $7,806 and $5,939, respectively	$125,751	$127,513
Cash and other	4,177	2,516

Total assets	$129,928	$130,029

Mortgage notes payable	$83,617	$33,763
Construction notes payable to Operating Partnership (1)	—	53,769
Other liabilities	1,824	1,742

Total liabilities	85,441	89,274
Members’ equity	44,487	40,755

Total liabilities and members’ equity	$129,928	$130,029

Operating Partnership’s equity investment	$22,165	$21,017

Operating Partnership’s share of notes payable	$29,266	$30,636

(1)	All of the Operating Partnership’s construction financing to these unconsolidated real estate entities is included in the Operating Partnership’s outstanding debt and total assets. At December 31, 2003, the venture partner’s share of the construction loans was $34,950. All construction financing previously provided by the Operating Partnership was refinanced with permanent loans from unaffiliated entities in early 2004.

	Three months ended		Six months ended
	June 30,		June 30,
Income Statement Data	2004	2003	2004	2003
Revenue
Rental	$3,290	$2,107	$6,538	$3,796
Other	259	125	471	227

Total revenues	3,549	2,232	7,009	4,023

Expenses
Property operating and maintenance	1,224	1,209	2,445	2,436
Depreciation and amortization	970	949	1,920	1,844
Interest	866	810	1,639	1,518

Total expenses	3,060	2,968	6,004	5,798

Income (loss) from continuing operations	489	(736)	1,005	(1,775)

Discontinued Operations
Loss from discontinued operations	—	(103)	—	(188)
Gain on property sales	—	26,179	—	26,179

Income from discontinued operations	—	26,076	—	25,991

Net income	$489	$25,340	$1,005	$24,216

Operating Partnership’s share of net income	$171	$11,899	$352	$11,505

The income from discontinued operations represents the operating results and the gain on sale of an apartment community (held by a fourth Property LLC) that was sold in June 2003.

At June 30, 2004, mortgage notes payable include a $50,000 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008. The additional mortgage notes payable bear interest at rates ranging from 4.04% to 4.28% and mature in 2008.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

4.	REAL ESTATE ACQUISITION AND DISPOSITION ACTIVITY

Acquisition Activity

In June 2004, the Operating Partnership acquired a 499-unit apartment community located in suburban Washington, D.C. for approximately $85,814, including the assumption of mortgage indebtedness and closing costs. Additionally, the Operating Partnership plans to spend up to approximately $2,000 to improve the community. The assumed mortgage note payable was valued at $49,694 yielding an effective interest rate of 4.7%. The mortgage note requires monthly principal and interest payments and matures in 2007.

The purchase price of this community was preliminarily allocated to the assets acquired and the liabilities assumed based on their estimated fair values.

Disposition Activity

The Operating Partnership classifies real estate assets as held for sale after the approval of its internal investment committee and after the Operating Partnership has commenced an active program to sell the assets. At June 30, 2004, the Operating Partnership had one apartment community, containing 460 units, and certain tracts of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $16,977, which represents the lower of depreciated cost or fair value less costs to sell.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all subsequent gains or additional losses on the sale of these assets are included in discontinued operations.

For the three and six months ended June 30, 2004, income from discontinued operations included the results of operations of one community, containing 460 units, classified as held for sale at June 30, 2004 and the results of operations of eight communities sold in 2004 through their sale dates. For the three and six months ended June 30, 2003, income from discontinued operations included the results of operations of the community classified as held for sale at June 30, 2004, the eight communities sold in 2004 and the results of operations of four communities sold in 2003 through the earlier of June 30, 2003 or their sale dates.

The revenues and expenses of these communities for the three and six months ended June 30, 2004 and 2003 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Rental	$6,767	$10,750	$14,699	$22,920
Other	665	853	1,363	1,685

Total revenues	7,432	11,603	16,062	24,605

Expenses
Property operating and maintenance (exclusive of items shown separately below)	3,519	4,808	7,304	9,960
Depreciation	—	2,229	—	4,667
Interest	769	1,542	1,692	3,213
Asset impairment charge	626	—	626	14,118

Total expenses	4,914	8,579	9,622	31,958

Income (loss) from discontinued operations	$2,518	$3,024	$6,440	$(7,353)

In the second quarter of 2004, the Operating Partnership recorded an asset impairment loss of $626 to write-down the cost of an apartment community, located in Dallas, Texas, to its realized value. In the third quarter of 2003, the Operating Partnership recorded a $3,344 asset impairment charge to write-down this asset to its estimated fair value at the date the asset was classified as held for sale. In the first quarter of 2003, the Operating Partnership recorded an asset impairment charge to write-down the cost of the Operating Partnership’s apartment community located in Phoenix, Arizona to its estimated fair value. This impairment loss, originally reflected in continuing operations, was reclassified to discontinued operations to reflect the designation of this community as held for sale during the third quarter of 2003 and the final sale of the community in the fourth quarter of 2003.

For the three months ended June 30, 2004, the Operating Partnership recognized net gains from discontinued operations of $112,112 from the sale of seven communities containing 3,482 units. These sales generated net proceeds of approximately $218,982, including $104,325 of tax exempt mortgage indebtedness assumed by the purchasers. For the six months ended June 30, 2004, the Operating Partnership recognized net gains from discontinued operations of $113,739 from the sale of eight

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

communities containing 3,880 units and certain land parcels. Theses sales generated net proceeds of approximately $242,962, including debt assumed by the purchasers of $104,325.

For the three months ended June 30, 2003, the Operating Partnership recognized net gains from discontinued operations of $26,630, from the sale of one community, containing 770 apartment units and certain land parcels. For the six months ended June 30, 2003, the Operating Partnership recognized net gains from discontinued operations of $33,504 from the sale of two communities containing 1,009 units and certain land parcels.

5.	PARTNERS’ EQUITY

Preferred Units

On March 5, 2004, the Company redeemed its 7 5/8% Series C cumulative redeemable preferred stock (“Series C Preferred Stock”) for $25.00 per share (an aggregate of $50,000), plus accrued and unpaid dividends through March 5, 2004. Correspondingly, the Operating Partnership redeemed its 7 5/8% Series C Cumulative redeemable preferred partnership units (the “Series C Preferred Units”) on the same date and under the same terms. In connection with the issuance of the Series C Preferred Units in 1998, the Operating Partnership incurred $1,716 in issuance costs and recorded such costs as a reduction of partners’ equity. The redemption price of the Series C Preferred Units exceeded the related carrying value by the $1,716 of issuance costs. In connection with the redemption, in accordance with generally accepted accounting principles, the Operating Partnership reflected the $1,716 of issuance costs as a reduction of earnings in arriving at net income available to common unitholders for the six months ended June 30, 2004.

Computations of Earnings Per Common Unit

For the three and six months ended June 30, 2004 and 2003, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Income (loss) from continuing operations available to common unitholders (numerator):
Income (loss) from continuing operations	$(783)	$2,517	$(1,594)	$(16,180)
Less: Preferred unit distributions	(3,309)	(4,262)	(7,307)	(8,525)
Less: Preferred unit redemption costs	—	—	(1,716)	—

Loss from continuing operations available to common unitholders	$(4,092)	$(1,745)	$(10,617)	$(24,705)

Common units (denominator):
Weighted average units outstanding — basic	42,478	42,066	42,469	42,058
Incremental units from assumed conversion of stock options	—	8	—	—

Weighted average units outstanding — diluted	42,478	42,074	42,469	42,058

For the three and six months ended June 30, 2004, stock options to purchase 46 and 51 shares, respectively, of common stock were excluded from the computation of diluted earnings per common unit as these stock options were antidilutive.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2004 and 2003, the Operating Partnership had outstanding interest rate swap agreements with a notional value of $129,000 with maturity dates ranging from 2005 to 2009. The interest rate swap agreements are included on the accompanying consolidated balance sheet at fair value. The Operating Partnership records the changes in the fair value of these cash flow hedges as changes in accumulated other comprehensive income, a shareholders’ equity account, in the accompanying consolidated balance sheet.

At June 30, 2004, the Operating Partnership had outstanding interest rate cap agreements with two financial institutions with a notional value of $110,055. These interest rate cap agreements are cash flow hedges that provide a fixed interest ceiling at 5% for the Operating Partnership’s variable rate, tax exempt borrowings. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At June 30, 2004, the difference between the amortized costs of the interest rate cap arrangements and their fair value of $268 is included in accumulated other comprehensive income (loss), a partners’ equity account. The original cost of $1,396 of the arrangements is being amortized as additional expense over their five-year term.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

In June 2004, in connection with the sale of five properties discussed in note 4 above, the Operating Partnership sold its interest in interest rate cap agreements with a notional value of $104,325 for aggregate proceeds of $379 and realized a loss of $941 that was included in the loss on early extinguishment of indebtedness on the accompanying statement of operations. The unrealized loss on these interest rate cap agreements was previously reflected in accumulated other comprehensive income, a shareholders’ equity account. These interest rate cap agreements were sold as the underlying hedged indebtedness was assumed by the purchaser in connection with the sale of the related assets.

A summary of comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$109,719	$32,171	$114,457	$9,971
Change in derivative values	6,202	(2,633)	3,950	(3,115)

Comprehensive income	$115,921	$29,538	$118,407	$6,856

7.	SEGMENT INFORMATION

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2004. The segment information for the three and six months ended June 30, 2003 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2003 to discontinued operations under SFAS No. 144 (see note 4).

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2003 – communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities – those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Acquired communities – those communities acquired in the current or prior year.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

Segment Performance Measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Operating Partnership uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Operating Partnership believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Operating Partnership, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Operating Partnership believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Operating Partnership believes that the line on the Operating Partnership’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to net operating income.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues
Fully stabilized communities	$65,274	$64,603	$129,983	$129,547
Communities stabilized during 2003	3,877	3,706	7,832	7,158
Development and lease-up communities	1,870	(250)	3,585	253
Acquired communities	206	—	206	—
Other property segments	5,463	5,044	10,507	9,497
Other	45	147	122	277

Consolidated revenues	$76,735	$73,750	$152,235	$146,732

Contribution to NOI
Fully stabilized communities	$39,699	$39,986	$79,134	$81,049
Communities stabilized during 2003	2,448	2,261	4,974	4,216
Development and lease-up communities	1,365	(227)	2,605	(488)
Acquired communities	149	—	149	—
Other property segments	(359)	(514)	(1,354)	(1,663)

Consolidated property net operating income	43,302	41,506	85,508	83,114

Interest income	213	251	392	485
Other revenue	45	147	122	277
Minority interest in consolidated property partnerships	303	349	575	682
Depreciation	(21,177)	(20,253)	(42,363)	(40,542)
Interest expense	(16,726)	(16,250)	(33,007)	(31,879)
Amortization of deferred loan costs	(1,092)	(968)	(2,208)	(1,756)
General and administrative	(5,477)	(3,342)	(10,119)	(6,967)
Development costs and other	(381)	—	(916)	(567)
Severance charges	—	(1,795)	—	(21,506)
Proxy contest and related costs	—	(5,231)	—	(5,231)
Equity in income of unconsolidated real estate entities	207	8,103	422	7,710

Income (loss) from continuing operations	(783)	2,517	(1,594)	(16,180)
Income from discontinued operations	110,502	29,654	116,051	26,151

Net income	$109,719	$32,171	$114,457	$9,971

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

8.	SEVERANCE AND PROXY CONTEST CHARGES

In the second quarter of 2003, the Operating Partnership recorded severance charges of $1,795 relating to the departure of two executive officers. In the first quarter of 2003, the Operating Partnership recorded severance charges of $19,711 relating to the change in roles from executive to non-executive status of the Company’s former chairman and vice-chairman of the board of directors. The severance charges represented the discounted present value of the estimated payments to be made to the former chairman and vice-chairman under their existing employment arrangements.

The following table summarizes the activity relating to aggregate severance charges for the six months ended June 30, 2004:

Accrued severance charges, December 31, 2003	$19,171
Payments for period	(1,665)
Interest accretion	502

Accrued severance charges, June 30, 2004	$18,008

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives employment contracts (9 to 12 years).

Proxy contest and related costs of $5,231 represent the legal, advisory and other expenses associated with the solicitation of proxies from shareholders resulting from the proxy contest initiated in April 2003 by the Company’s former chairman of the board of directors. Additionally, the $5,231 amount included legal and resolution costs associated with the settlement of two derivative and purported class action lawsuits filed against the Company during the proxy contest. These lawsuits are expected to be settled in 2004.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the six months ended June 30, 2004 and 2003 were as follows:

In June 2004, the Operating Partnership acquired an apartment community for cash and the assumption of mortgage indebtedness with an estimated fair value of $49,694. Also, in June 2004, the Operating Partnership sold certain apartment communities subject to $104,325 of mortgage indebtedness assumed by the purchasers. These transactions involving mortgage indebtedness were excluded from the statement of cash flows as non-cash transactions (see note 4).

During the six months ended June 30, 2004, the Operating Partnership’s derivative financial instruments (see note 6) increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $3,950. During the six months ended June 30, 2003, the Operating Partnership’s derivative financial instruments decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in unitholders’ equity of $3,115.

10.	STOCK-BASED COMPENSATION PLAN

During the three and six months ended June 30, 2004, the Company granted approximately 1 and 24 shares, respectively, of restricted stock to company officers and directors, of which approximately 7 shares were granted to the Company’s non-executive Chairman of the Board. The restricted shares vest ratably over three years. The total value of the restricted share grants of $15 and $677 for the three and six months, respectively, ended June 30, 2004 was initially reflected in partners’ equity as additional paid in capital reduced by non-amortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the three year vesting period.

Additionally, in the three and six months ended June 30, 2004, the Company granted stock options to purchase approximately 10 and 271 shares, respectively, of Company common stock to Operating Partnership officers and directors, of which 50 shares were granted to the Company’s non-executive Chairman of the Board. As discussed in note 1, the Operating Partnership expenses the estimated costs of stock options over their three year vesting periods.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per unit and apartment unit data)

11.	LEGAL PROCEEDINGS

On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s Board of Directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleges, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requests various types of relief, such as injunctive relief and damages and demands production of certain Company records. The Company believes the allegations are wholly without merit and intends to defend the suit vigorously. The Company intends to move to dismiss the litigation.

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleges various breaches of fiduciary duties by the board of directors of the Company and seeks, among other relief, the disclosure of certain information by the defendants. This complaint also seeks to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleges breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff seeks monetary damages and, as appropriate, injunctive relief. These lawsuits are expected to be settled in 2004. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy contest and related costs charge.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At June 30, 2004, the Company owned 24,700 apartment units in 65 apartment communities, including 666 apartment units in three communities held in unconsolidated entities. At June 30, 2004, approximately 51.6%, 17.6% and 9.0% (on a unit basis) of the Company’s communities were located in the Atlanta, Dallas and Tampa metropolitan area, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

At June 30, 2004, the Company owned approximately 94.0% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons (including certain directors) other than the Company represented a 6.0% common minority interest in the Operating Partnership.

As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the multifamily sector had been adversely impacted over the past few years by overall weakness in the U.S. economy and a soft employment market, the strong single-family housing market caused by historically low mortgage interest rates and excess multifamily supply. These factors led to a significant increase in apartment vacancies and, in turn, lower net effective rents as multifamily apartment owners sought to compete in this increasingly competitive environment. As a result, multifamily same-store revenue and net operating income growth have declined, turning negative since 2001 and continuing into the first quarter of 2004. In the second quarter of 2004, however, there have been ongoing signs of stabilization in the Company’s markets. As a result, revenues at the Company’s fully stabilized (same store) communities increased 1.0% in the three months ended June 30, 2004 as compared to the same period in 2003. This is the first year-over-year quarterly increase in same store revenues in nearly three years. Net operating income from these properties continued to show a decline over 2003, but the year-over-year decline lowered from 4.0% in the first quarter of 2004 to 0.7% in the second quarter of 2004. These net operating income declines were smaller than the full year 2003 decline of 6.1%. The improved revenues and net operating income were driven by increased average economic occupancy at the Company’s fully stabilized (same store) communities which increased from 91.5% for the three months ended June 30, 2003 to 93.6% for the three months ended June 30, 2004. Sequentially, revenues for the Company’s fully stabilized (same store) communities increased 0.9% in the second quarter of 2004, compared to the first quarter of 2004, and the rate of decline in average monthly rental rates moderated to a decline of 0.3% for the same sequential period.

During the second quarter of 2004, the Company also substantially completed the asset sales program it had announced at the end of 2003, selling seven apartment communities, containing 3,482 units. The communities were sold for net proceeds totaling $218,982, including $104,325 of tax-exempt financing securing five of the communities that was assumed by the buyer. The Company has one remaining apartment community held for sale at June 30, 2004 that is currently expected to close in the third quarter of 2004, subject to customary closing considerations. There can be no assurance, however, that this transaction will close. The Company utilized the net proceeds from these asset sales to acquire a 499-unit apartment community in suburban Washington, D.C. and expects to use a portion of the proceeds to redeem its 8.0% Series D preferred units totaling $70,000 on September 3, 2004, and its 6.69% medium term notes totaling $10,000 that mature later in September 2004. The reinvestment of asset sales proceeds back into the Company’s balance sheet contributed to the decrease in the Company’s percentage of total debt and preferred equity to undepreciated real estate assets from 53.2% at June 30, 2003 to 50.1% at June 30, 2004 (see table 1 below). The Company may utilize net proceeds from asset sales to reinvest in acquisitions that diversify its cash flow stream and enhance the quality of its portfolio, such as in the greater Washington, D.C., Tampa and Orlando markets, among others. In the event that the Company is unable to identify acquisition targets that meet its objectives, however, the Company may also consider utilizing sales proceeds to repurchase its common stock, if the Company could do so at prices that are attractive relative to its estimates of per-share net asset value. There can be no assurance, however, that the Company will utilize asset sales proceeds for the above purposes. See Liquidity and Capital Resources later in this section where the Company’s asset sales program is discussed further.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

In April 2004, the Company renewed and refinanced its $20,000 cash management line of credit. This credit facility and our primary $350,000 revolving credit facility have three-year terms and mature in January 2007. The pricing and terms, including debt covenants of these facilities also substantially mirror one another. See Liquidity and Capital Resources later in this section where discussed further. The Company had no outstanding balances under these credit facilities as of June 30, 2004 and has available cash and cash equivalents of $55,291.

Table 1

Computation of the Ratio of Debt and Preferred Shares and Units to Undepreciated Real Estate Assets (adjusted for joint venture partner’s share of debt)

	2004	2003
Total real estate assets per balance sheet	$2,013,500	$2,164,206
Plus:
Company share of real estate assets held in unconsolidated entities	44,013	45,124
Company share of accumulated depreciation – assets held in unconsolidated entities	2,732	1,407
Accumulated depreciation per balance sheet	474,016	470,307
Accumulated depreciation on assets held for sale	7,836	—

Total undepreciated real estate assets (A)	$2,542,097	$2,681,044

Total debt per balance sheet	$1,080,327	$1,259,926
Plus:
Company share of debt held in unconsolidated entities	29,266	5,917
Preferred shares at liquidation value	95,000	145,000
Preferred units at liquidation value	70,000	70,000
Less:
Joint venture partner’s share of construction debt to the Company	—	(54,051)

Total debt and preferred equity (adjusted for joint venture partner’s share of debt) (B)	$1,274,593	$1,426,792

Total debt and preferred equity as a % of undepreciated assets (adjusted for joint venture partner’s share of debt) (B÷A)	50.1%	53.2%

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

The following discussion should be read in conjunction with the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and the financial condition are substantially the same except for the effect of the 6.0% common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations”.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities and Exchange Commission or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s expectations with regard to: anticipated apartment community sales in 2004 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), property net operating income for 2004, occupancy levels and rental rates, operating expenses, stabilized community revenues in excess of specified expenses, accounting recognition and measurement of guarantees, debt maturities and financing needs, dividend payments, its ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities held for sale, demand for apartments in the markets in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

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

Critical Accounting Policies

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The discussion below addresses the implementation and impact of accounting policies with an impact on the Company in the three and six months ended June 30, 2004.

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

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets, intangible assets and liabilities (including mortgage indebtedness) acquired in each transaction, based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furnitures fixed and equipment, are reflected in real estate assets and depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases, in-place leases and resident relationships, are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 6 months to 18 months).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Results of Operations

The following discussion of results of operations should be read in conjunction with the consolidated statements of operations and the community operations/segment performance information included below.

The Company’s revenues and earnings are generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy. The Company generally considers a development community to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 95% physical occupancy on the first day of any month or (2) one year after completion of construction.

At June 30, 2004, the Company’s portfolio of apartment communities, excluding three communities held in unconsolidated entities and one community held for sale, consisted of the following: (1) 57 communities that were completed and stabilized for all of the current and prior year, (2) two communities that achieved full stabilization during 2003, (3) one community that was in the lease-up stage in early 2004, and (4) one community that was acquired in 2004. These operating segments exclude the operations of apartment communities classified as discontinued operations and apartment communities held in unconsolidated entities for the years presented.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase of a development community, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease up deficits were $0 and $703 for the three months ended June 30, 2004 and 2003, respectively, and $0 and $961 for the six months ended June 30, 2004 and 2003, respectively. This reduction in the aggregate lease-up deficits reflects the lease-up and stabilization of the Company’s lease-up communities in late 2003 and early 2004. Currently, all of the Company’s communities have reached stabilized occupancy and the Company has no community in the lease-up stage.

In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other revenues, property operating and maintenance expenses (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to net operating income. See note 7 to the consolidated financial statements for a reconciliation of net operating income to GAAP net income. The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

All Operating Communities

The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities and other commercial properties summarized by segment for the three and six months ended June 30, 2004 and 2003 is summarized as follows:

	Three months ended			Six months ended
	June 30,			June 30,
	2004	2003	% Change	2004	2003	% Change
Rental and other property revenues
Fully stabilized communities (1)	$65,274	$64,603	1.0%	$129,983	$129,547	0.3%
Communities stabilized in 2003	3,877	3,706	4.6%	7,832	7,158	9.4%
Lease-up communities (2)	1,870	250	648.0%	3,585	253	1317.0%
Acquired communities (3)	206	—		206	—
Other property segments (4)	5,463	5,044	8.3%	10,507	9,497	10.6%

	76,690	73,603	4.2%	152,113	146,455	3.9%

Property operating and maintenance expenses (exclusive of depreciation and amortization)
Fully stabilized communities (1)	25,575	24,617	3.9%	50,849	48,498	4.8%
Communities stabilized in 2003	1,429	1,445	(1.1)%	2,858	2,942	(2.9)%
Lease-up communities (2)	505	477	5.9%	980	741	32.3%
Acquired communities (3)	57	—		57	—
Other expense (5)	5,822	5,558	4.7%	11,861	11,160	6.3%

	33,388	32,097	4.0%	66,605	63,341	5.2%

Property net operating income (6)	$43,302	$41,506	4.3%	$85,508	$83,114	2.9%

Capital Expenditures
Recurring capital expenditures: (7)(8)
Carpet	$658	$609	8.0%	$1,361	$1,057	28.8%
Other	1,834	1,330	37.9%	3,228	1,958	64.9%

Total	$2,492	$1,939	28.5%	$4,589	$3,015	52.2%

Non-recurring capital expenditures	$1,296	$1,144	13.3%	$2,534	$1,848	37.1%

Average apartment units in service	23,125	23,075	0.2%	23,100	23,075	0.1%

(1)	Communities which reached stabilization prior to January 1, 2003.

(2)	Communities in the “construction”, “development” or “lease-up” stage during 2003 and, therefore, not considered fully stabilized for all of the periods presented.

(3)	Communities acquired subsequent to January 1, 2003.

(4)	Other revenue includes revenue from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $45 and $147 for the three months and $122 and $277 for the six months ended June 30, 2004 and 2003, respectively.

(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Property net operating income	$43,302	$41,506	$85,508	$83,114
Interest income	213	251	392	485
Other revenue	45	147	122	277
Minority interest in consolidated property partnerships	303	349	575	682
Depreciation	(21,177)	(20,253)	(42,363)	(40,542)
Interest expense	(16,726)	(16,250)	(33,007)	(31,879)
Amortization of deferred loan costs	(1,092)	(968)	(2,208)	(1,756)
General and administrative	(5,477)	(3,342)	(10,119)	(6,967)
Development costs and other	(381)	—	(916)	(567)
Proxy contest and related costs	—	(5,231)	—	(5,231)
Severance charges	—	(1,795)	—	(21,506)
Equity in income of unconsolidated real estate entities	207	8,103	422	7,710
Minority interest of preferred unitholders	(1,400)	(1,400)	(2,800)	(2,800)
Minority interest of common unitholders	246	164	719	2,778

Income (loss) from continuing operations	(1,937)	1,281	(3,675)	(16,202)
Income from discontinued operations	103,047	26,408	108,194	23,304

Net income	$101,110	$27,689	$104,519	$7,102

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

(8)	A reconciliation of property capital expenditures from continuing operations to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Recurring capital expenditures
Continuing operations	$2,492	$1,939	$4,589	$3,015
Discontinued operations	279	585	604	971

Total recurring capital expenditures per statements of cash flows	$2,771	$2,524	$5,193	$3,986

Non-recurring capital expenditures
Continuing operations	$1,296	$1,144	$2,534	$1,848
Discontinued operations	6	74	12	328

Total non-recurring capital expenditures per statements of cash flows	$1,302	$1,218	$2,546	$2,176

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

	Three months ended			Six months ended
	June 30,			June 30,
	2004	2003	% Change	2004	2003	% Change
Rental and other revenues	$65,274	$64,603	1.0%	$129,983	$129,547	0.3%
Property operating and maintenance expenses (excluding depreciation and amortization)	25,575	24,617	3.9%	50,849	48,498	4.8%

Same store net operating income (1)	39,699	39,986	(0.7)%	79,134	81,049	(2.4)%
Capital expenditures (2)
Recurring
Carpet	649	556	16.7%	1,345	988	36.1%
Other	1,788	1,361	31.4%	3,126	1,937	61.4%

Total recurring	2,437	1,917	27.1%	4,471	2,925	52.9%
Non-recurring	1,048	899	16.6%	2,196	1,334	64.6%

Total capital expenditures (A)	3,485	2,816	23.8%	6,667	4,259	56.5%
Total capital expenditures per unit (A÷21,954 units)	$159	$128	24.2%	$304	$194	56.7%

Average economic occupancy (3)	93.6%	91.5%	2.1%	93.2%	90.9%	2.3%

Average monthly rental rate per unit (4)	$985	$1,017	(3.1)%	$986	$1,026	(3.9)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See note 7 to the consolidated financial statements for a reconciliation of net operating income for stabilized communities to GAAP net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Recurring capital expenditures by operating segment
Same store	$2,437	$1,917	$4,471	$2,925
Partially stabilized	38	17	87	26
Construction and lease-up	5	—	12	—
Other segments	291	590	623	1,035

Total recurring capital expenditures per statements of cash flows	$2,771	$2,524	$5,193	$3,986

Non-recurring capital expenditures by operating segment
Same store	$1,048	$899	$2,196	$1,334
Partially stabilized	163	3	182	7
Construction and lease-up	—	—	—	—
Other segments	91	316	168	835

Total non-recurring capital expenditures per statements of cash flows	$1,302	$1,218	$2,546	$2,176

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

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for concessions and employee discounts. Average economic occupancy including these amounts would have been 93.2% and 89.7% for the three months and 92.9% and 89.3% for the six months ended June 30, 2004 and 2003, respectively. For the three months ended June 30, 2004 and 2003, net concessions were $125 and $1,041, respectively, and employee discounts were $114 and $144, respectively. For the six months ended June 30, 2004 and 2003, net concessions were $174 and $1,764, respectively, and employee discounts were $231 and $290, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

The Operating Partnership reported net income available to common unitholders of $106,410 and $27,909 for the three months ended June 30, 2004 and 2003, respectively, and the Company reported net income available to common shareholders of $99,201 and $24,827 for the three months ended June 30, 2004 and 2003, respectively. The significant increase in net income between periods primarily reflects the increased gains on property sales between periods. In the second quarter of 2004, the Company sold seven communities with gains totaling $112,112 ($104,530 net of minority interest) compared to the sale of one community and certain land parcels with gains of $26,630 ($23,714 net of minority interest) and the Company’s share of the gain on the sale of an apartment community held in an unconsolidated entity of $8,395 ($7,472 net of minority interest) in the second quarter of 2003. These gains were partially offset by a loss of $4,128 ($3,849 net of minority interest) from the early extinguishment of debt associated with the 2004 apartment sales. Net income in the second quarter of 2003 was negatively impacted by two separate accounting charges (severance and proxy contest) totaling $7,026 ($6,257 net of minority interest). These charges are discussed in more detail below. Other than the impact of these items, the operating performance of the Company’s properties improved over 2003 as reflected in increased revenues and net operating income offset by increased general and administrative expenses. The impact of these items is discussed below.

Rental and other revenues from property operations increased $3,087 or 4.2% from 2003 to 2004 primarily due to increased revenues from the Company’s fully stabilized and lease-up communities of $2,291 or 3.5%. The revenue increase of 1.0% from fully stabilized communities is discussed further below. The revenue increase from lease-up communities in 2004 reflects the increased occupancy of one community between periods as this community was in initial lease-up in 2003. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,291 or 4.0% primarily due to an increase in property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities of $958 or 3.9% between periods (see discussion below).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

For the three months ended June 30, 2004, the Company recognized net gains from discontinued operations of $112,112 ($104,530 net of minority interest) from the sale of seven communities containing 3,482 units. The sales generated net proceeds of approximately $218,983, including $104,325 of tax-exempt debt assumed by the purchasers. For the three months ended June 30, 2003, the Company recognized net gains from discontinued operations of $26,630 ($23,714 net of minority interest), on the sale of one community, containing 770 apartment units, and certain land parcels. These sales generated net proceeds of approximately $60,449.

Depreciation expense increased $924, or 4.6% from 2003 to 2004 primarily due to increased depreciation on newly stabilized and lease-up properties, as these properties were placed in service, during mid to late 2003.

General and administrative expenses increased $2,135, or 63.9%, from 2003 to 2004 primarily due to higher expenses related to the amortization of incentive stock compensation awards, directors and officers insurance and legal, audit and corporate governance expenses. The increase in audit and corporate governance expense reflects the impact of the Sarbanes/Oxley regulations and a portion of the legal expense increase of approximately $700 during the second quarter of 2004 related to the additional costs associated with a shareholder proposal, shareholder litigation and other matters.

In 2004, development costs and other expenses of $381 consisted of development personnel and associated costs and land carry expenses not allocable to development projects.

The Company recorded severance and proxy contest charges of $1,795 and $5,231, respectively in 2003. These charges and a summary of the activity relating to accrued severance charges in 2004 are summarized in more detail in note 8 to the consolidated financial statements. No such charges were recorded in 2004.

Interest expense increased $476 or 2.9% from 2003 to 2004 primarily due to a $983 reduction in capitalized interest to development properties between years as the Company’s development pipeline transitioned to operating properties in 2003 and early 2004. Adjusted for the impact of capitalized interest, the resulting decrease in interest expense from continuing operations results from lower outstanding debt levels between years as the Company used the proceeds from asset sales to reduce outstanding debt.

Equity in income of unconsolidated real estate entities decreased $7,896 or 97.4% from 2003 to 2004. This decrease was primarily due to the recognition of the Company’s share of a gain totaling $8,395 resulting from the sale of an apartment community by one of its equity method limited liability companies in 2003. Excluding the impact of this gain, the net income of the unconsolidated entities improved in 2004 primarily due to the completed lease-up of one community held by the entities. See note 4 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.

Recurring and nonrecurring capital expenditures from continuing operations increased $705 or 22.9% from 2003 to 2004. The increase in nonrecurring capital expenditures of $152 or 13.3% in 2004 primarily reflected the capital costs of structural projects at a property in Dallas, Texas.

Stabilized Communities

Rental and other revenues increased $671 or 1.0% from 2003 to 2004. This increase resulted from an increase in average economic occupancy of the portfolio from 91.5% in 2003 to 93.6% in 2004 offset somewhat by a 3.1% decline in the average monthly rental rate per apartment unit. These occupancy increases resulted in lower upfront net rental concessions of $917 and lower vacancy losses of $1,393. Other property fees also increased by $512. The decline in average rental rates resulted in a revenue decrease of approximately $2,151 between years. Overall, the improving performance of the operating portfolio reflects improving market conditions in most of the Company’s markets resulting from increased economic activity as well as an advancing job market.

In mid 2003 and 2004, the Company modified its leasing strategy to focus on retaining higher average occupancy levels as reflected above. This strategy resulted in continued year over year reductions in the average rental rate per apartment unit between periods, but has resulted in increases in year over year total rental and other revenues between years (1.0% in 2004). In periods prior to mid 2003, the Company’s leasing strategy focused more on maintaining average monthly rental rates than on retaining occupancy. The Company believed this strategy change was necessary to maximize its operating results under the market conditions existing in 2003 and early 2004, to operate the Company’s communities more efficiently at higher occupancy levels in 2004 and to be in a better position to increase rental rates as market conditions improve in future periods.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $958 or 3.9% from 2003 to 2004. Increased personnel expenses of $412 or 7.3%, increased property tax expenses of $536 or 6.7% and increased utility expenses of $232 or 7.9% were offset by decreased insurance expenses of $135 or 9.7%. Personnel expenses increased due to annual salary increases, increased bonus expenses and increased health insurance expenses in 2004. Property tax expense increased $536, or 6.7%, during the second quarter of 2004, as compared the prior year quarter. This was up from the year-over-year quarterly increase of $284, or 3.6%, reported in the first quarter of 2004. This increase was due primarily to increased accruals for estimated property taxes

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

in our Dallas portfolio, offset in part by property tax savings of $147 realized during the quarter relating to prior years. Initial property tax valuations in Dallas for 2004 were higher than the Company had anticipated, as taxing authorities aggressively lowered cap rate assumptions in determining property valuations. The Company continues to work with its property tax consultants to mitigate the impact of these valuations. However, there can be no assurance that the Company will be successful in these efforts. As a result, the Company increased its accruals for estimated property taxes for the second quarter of 2004 as well as for the second half of 2004. Utility expenses increased primarily due to higher water and sewer rates in Atlanta, Georgia. Insurance expenses decreased due to lower insurance rates for the 2004 insurance renewal period.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

The Operating Partnership reported net income available to common unitholders of $105,434 and $1,446 for the six months ended June 30, 2004 and 2003, respectively, and the Company reported net income available to common shareholders of $98,296 and $1,377 for the six months ended June 30, 2004 and 2003, respectively. The significant increase in net income between periods primarily reflects the increased gains on property sales between periods. In the six months ended June 30, 2004, the Company sold eight communities with gains totaling $113,739 ($106,039 net of minority interest) compared to the sale of two communities and certain land parcels with gains of $33,504 ($29,805 net of minority interest) and the Company’s share of the gain on the sale of an apartment community held in an unconsolidated entity of $8,395 ($7,472 net of minority interest) in the first half of 2003. These gains were partially offset by a loss of $4,128 ($3,849 net of minority interest) from the early extinguishment of debt associated with the 2004 apartment sales. Net income in the first half of 2003 was negatively impacted by accounting charges (severance and proxy contest) totaling $26,737 ($23,723 net of minority interest). These charges are discussed in more detail below. In addition, in 2003, the Company recorded a $14,118 ($12,510 net of minority interest) asset impairment charge to write-down the cost of an apartment community in Phoenix, Arizona to its estimated fair value. Other than the impact of these items, the operating performance of the Company’s properties improved over 2003 as reflected in increased revenues and net operating income offset by increased general and administrative expenses. The impact of these items is discussed below.

Rental and other revenues from property operations increased $5,658 or 3.9% from 2003 to 2004 primarily due to increased revenues from the Company’s communities stabilized in 2003 and lease-up communities of $4,006 or 54.1%. The revenue increase from communities stabilized in 2003 reflects full year stabilized operating performance in 2004 compared to a partial lease-up period in 2003. The revenue increase from lease-up communities in 2004 reflects the increased occupancy of one community between periods as this community was in initial lease-up in 2003. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,264 or 5.2% primarily due to an increase in property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities of $2,351 or 4.8% between periods (see discussion below) and increases in expenses of $239 or 32.3% from a lease-up community as these expenses increased as property occupancy levels increased towards stabilized occupancy levels and as the lease-up property was placed in service.

For the six months ended June 30, 2004, the Company recognized net gains from discontinued operations of $113,739 ($106,039 net of minority interest) from the sale of eight communities containing 3,880 units and certain land parcels. The sales generated net proceeds of approximately $242,962, including $104,325 of tax-exempt debt assumed by the purchasers. For the six months ended June 30, 2003, the Company recognized net gains from discontinued operations of $33,504 ($29,805 net of minority interest), on the sale of two communities, containing 1,009 apartment units and certain land parcels. These sales generated net proceeds of approximately $98,711.

Depreciation expense increased $1,821, or 4.5% from 2003 to 2004 primarily due to increased depreciation on newly stabilized and lease-up properties, as these properties were placed in service, during mid to late 2003.

Interest expense increased $1,128 or 3.5% from 2003 to 2004 primarily due to a $2,613 reduction in capitalized interest to development properties between years as the Company’s development pipeline transitioned to operating properties in 2003. Adjusted for the impact of capitalized interest, the resulting decrease in interest expense from continuing operations results from lower outstanding debt levels between years as the Company used the proceeds from asset sales to reduce outstanding debt.

General and administrative expenses increased $3,152, or 45.2%, from 2003 to 2004 primarily due to higher expenses related to the amortization of incentive stock compensation awards, directors and officers insurance and legal, audit and corporate governance expenses. The increase in audit and corporate governance expense reflects the impact of the Sarbanes/Oxley regulations and a portion of the legal expense increase of approximately $877 during the first half of 2004 related to the additional costs associated with a shareholder proposal, shareholder litigation and other matters.

Development costs and other increased $349 or 61.6% from 2003 to 2004. Development costs and other expenses of $916 in 2004 consisted of development personnel and associated costs and land carry expenses not allocable to development projects. Development

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

costs and other expenses of $567 in 2003 consisted of legal expenses of $373 relating to board of directors governance and transition matters, the settlement cost of $100 relating to the bankruptcy of a former technology investment and losses of $94 on the disposal of the Company’s partial ownership interest in a corporate aircraft.

The Company recorded severance and proxy contest charges of $21,506 and $5,231, respectively in 2003. These charges and a summary of the activity relating to accrued severance charges for the six months ended June 30, 2004 are summarized in more detail in note 8 to the consolidated financial statements. No such charges were recorded in 2004.

Equity in income of unconsolidated real estate entities decreased $7,288 or 94.5% from 2003 to 2004. This decrease was primarily due to the recognition of the Company’s share of a gain totaling $8,395 resulting from the sale of an apartment community by one of its equity method limited liability companies in 2003. Excluding the impact of this gain, the net income of the unconsolidated entities improved in 2004 primarily due to the completed lease-up of one community held by the entities. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.

Recurring and nonrecurring capital expenditures from continuing operations increased $2,260 or 46.5% from 2003 to 2004 primarily due to the timing of capital expenditures between years. For the full year of 2004, capital expenditures are expected to be modestly higher than 2003. The increase in nonrecurring capital expenditures of $686 or 37.1% in 2004 primarily reflected a special project to prevent water infiltration at one property located in Tampa, Florida as well as other structural projects at properties in Dallas, Texas.

Stabilized Communities

Rental and other revenues increased $436 or 0.3% from 2003 to 2004. This increase resulted from increased average occupancy levels in 2004 offset somewhat by a 3.9% decline in the average monthly rental rate per apartment unit. These increases in the average economic occupancy of the portfolio from 90.9% in 2003 to 93.2% in 2004 resulted in lower up-front net rental concessions of $1,590 and lower vacancy losses of $3,648 in 2004. Other property fees also increased $424. The decline in average rental rates resulted in a revenue decrease of approximately $5,225 between years. Overall, the improving performance of the operating portfolio reflects improving market conditions in most of the Company’s markets resulting from increased economic activity as well as an advancing job market.

In mid 2003 and 2004, the Company modified its leasing strategy to focus on retaining higher average occupancy levels as reflected above. This strategy resulted in continued year over year reductions in the average rental rate per apartment unit between periods, but has resulted in increases in year over year total rental and other revenues between years (0.3% in 2004). In periods prior to mid 2003, the Company’s leasing strategy focused more on maintaining average monthly rental rates than on retaining occupancy. The Company believed this strategy change was necessary to maximize its operating results under the market conditions existing in 2003 and early 2004, to operate the Company’s communities more efficiently at higher occupancy levels and to be in a better position to increase rental rates as market conditions improve in future periods.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,351 or 4.8% from 2003 to 2004. Increased personnel expenses of $999 or 9.0%, increased property tax expenses of $819 or 5.1%, increased repairs and maintenance expenses of $355 or 6.8%, and increased utility expenses of $607 or 10.3% were offset by decreased insurance expenses of $269 or 9.6%. Personnel expenses increased due to annual salary increases, increased bonus expenses and increased health insurance expenses in 2004. Property tax expense increased $819, or 5.1%, during the first half of 2004, as compared to the first half of the prior year. As discussed above, this increase was due to increased accruals for estimated property taxes for 2004 and was also impacted by higher estimates for 2004 property taxes in Dallas than had been projected. Initial property tax valuations in Dallas for 2004 were higher than the Company had anticipated, as taxing authorities aggressively lowered cap rate assumptions in determining property valuations. The Company continues to work with its property tax consultants to mitigate the impact of these valuations. However, there can be no assurance that the Company will be successful in these efforts. As a result, the Company increased its accruals for estimated property taxes for the second quarter of 2004 as well as for the second half of 2004. The increase in repairs and maintenance expenses primarily reflects increased exterior painting and exterior repairs between periods. Utility expenses increased primarily due to higher water and sewer rates in Atlanta, Georgia. Insurance expenses decreased due to lower insurance rates for the 2004 insurance renewal period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Discontinued Operations

In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations. For the three and six months ended June 30, 2004, income from discontinued operations included the results of operations of one community, containing 460 units, classified as held for sale at June 30, 2004 and the results of operations of eight communities sold in 2004 through their sale dates. For the three and six months ended June 30, 2003, income from discontinued operations included the results of operations of one community classified as held for sale at June 30, 2004, eight communities sold in 2004 and the results of operations of four communities sold in 2003 through the earlier of June 30, 2003 or their sale dates. The revenues and expenses of discontinued operations are summarized in note 4 to the consolidated financial statements. For the six months ended, income from discontinued operations increased from a loss of $6,501, net of minority interest, in 2003 to income of $6,004, net of minority interest, in 2004. This increase was primarily due to a $14,118 ($12,510 net of minority interest) impairment loss taken on one of the company’s apartment communities in 2003 partially offset by a $626 ($584 net of minority interest) asset impairment loss in the second quarter of 2004 to write-down the cost of an apartment community located in Dallas, Texas to its realized value. The gains on property sales between periods reflect the timing and size of the communities sold. These gains are discussed in note 4 to the consolidated financial statements.

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

Outlook

Certain statements made below may constitute “forward-looking statements” within the meaning of the federal securities laws, and are based on current apartment market and general economic conditions and other risks as outlined in the section titled “Disclosure Regarding Forward-Looking Statement” above.

The outlook for the Company’s core markets is for continued gradual improvement, with favorable projections for job growth, increased absorption and reduced supply. This is reflected in the year-over-year, same store quarterly revenue growth that the Company achieved in the second quarter of 2004 in most of its major markets as well as in the continued moderation in the decline in average rents, reduced levels of concessions and improved economic occupancy.

The Company anticipates that average rents will turn modestly positive for the second half of 2004 and, in turn, anticipates that same store operating revenues and same store net operating income will be modestly higher than in the first half of the year. The Company also anticipates that net operating income in the second half of 2004 will benefit from the one apartment community acquired in June 2004 (see note 4 to the accompanying financial statements). However, the Company anticipates that the above-described increases in net operating income in the second half of 2004 will be more than offset by the dilutive impact of its asset sales program, including the sales of one apartment community in the first quarter of 2004, seven communities in the second quarter of 2004 and the forecasted sale of one apartment community during the third quarter of 2004. These communities and their operating results are reflected as discontinued operations in the Company’s consolidated financial statements included herein (see note 4 to the accompanying financial statements).

The Company expects to utilize available cash and cash equivalents and capacity under its revolving line of credit to redeem its $70,000, 8.0% Series D preferred units on September 3, 2004 and to repay its $10,000, 6.69% medium term notes that mature later in September 2004. As a result, the related preferred distributions and interest expense are expected to decrease in the second half of 2004, partly offsetting the dilutive impact of the Company’s asset sales program discussed above. These transactions are expect to result in net non-cash charges of approximately $2,500 in the third quarter of 2004 relating to preferred unit redemption costs and the write-off of unamortized deferred loan costs and related interest rate hedge costs relating to debt expected to be assumed in connection with a forecasted sale.

The Company is also anticipating higher short-term interest rates and continued higher than normal general and administrative costs. Although general and administrative costs in the third and fourth quarters are anticipated to be modestly lower than in the second quarter of 2004, they are still anticipated to be moderately higher than in the first quarter due to increased legal expenses associated with shareholder litigation and other matters as well as increased legal and other professional expenses relating to implementation of the Sarbanes-Oxley Act.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness discussed herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities increased from $53,622 in 2003 to $56,404 in 2004 primarily due to favorable changes in the working capital components (primarily the reduction in payables between periods) included in operating activities offset by somewhat reduced operating performance of the Company’s fully stabilized properties and the reduced earnings from the dilutive impact of the Company’s asset sales program. The Company expects cash flows from operating activities to show declines for the full year of 2004 compared to 2003 primarily driven by the dilutive cash flow impact from asset sales.

Net cash provided by investing activities decreased from $158,897 in 2003 to $145,799 in 2004 primarily due to a reduced net repayment of construction loan advances from unconsolidated entities in 2003 and increased investment in an acquisition property in 2004, partially offset by increased proceeds from wholly-owned asset sales between periods.

Net cash used in financing activities decreased from $214,607 in 2003 to $148,246 in 2004 primarily due to increased borrowings in 2004, reduced repayments of indebtedness in 2004 and lower cash dividend payments between periods. In the first quarter of 2004, the Company closed a $35,000 mortgage loan in a consolidated joint venture.

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

For the six months ended June 30, 2004, the Company’s net cash flow from operations, reduced by operating capital expenditures, was sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders. Cash flows from operations, reduced by operating capital expenditures, would have been lower than the quarterly dividend requirements, exclusive of the favorable change in working capital items impacting operating cash flows for the period. These working capital items fluctuate from period to period, primarily due to the timing of payments of interest, property taxes and operating payables. As discussed below, the Company expects its operating cash flows, less operating capital expenditures, to be less than its dividend requirements for the full year of 2004. The Company’s net cash flow from operations and proceeds from asset sales continue to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

For full year of 2004, management of the Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000. The Company intends to use primarily the proceeds from 2004 asset sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The factors leading to this net operating cash flow shortfall are the soft market conditions for the Company’s operating properties over the last few years and the short-term negative cash flow impact of sales of operating properties (discussed below) prior to the reinvestment of such proceeds. The Company’s board of directors, however, will continue to review the dividend quarterly.

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land acquisitions, dividends and distributions on its common and preferred equity, redemption of its preferred units and its debt service requirements. Available cash and cash equivalents and capacity under the revolving lines of credit as of June 30, 2004 were created primarily through the Company’s asset sales program. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selective operating properties, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

As previously discussed, the Company intends to use the proceeds from the sale of operating properties and availability under its unsecured revolving line of credit as the primary source of capital to fund its current and future development and acquisition expenditures. The Company began an asset sale and capital recycling program in 2000 as the primary means to fund its on-going community development program. Total net sales proceeds raised in 2004, 2003 and 2002 were $242,962 (including $104,325 of debt assumed), $163,560 and $182,216, respectively. Additionally in 2003, the Company received net proceeds of approximately $75,000 (including the repayment of the construction loan from the venture) from the sale of one apartment community held in an unconsolidated entity. A more detailed discussion of the assets sales is included in note 4 to the consolidated financial statements

In the first half of 2004, the Company sold eight apartment communities, containing 3,880 units, as part of an asset sales program designed to focus its operations in fewer markets, maintain the low average age and high quality of the portfolio and reduce the Company’s market concentrations in Atlanta, Georgia and Dallas, Texas. At June 30, 2004, the Company had one additional community located in Atlanta, Georgia under contract and expected to close in the third quarter of 2004. The sale is expected to generate gross proceeds of approximately $28,000, including the assumption of $14,760 of tax-exempt debt by the buyer. There can be no assurance, however, that this transaction will close. These sales are expected to generate significant capital gains for tax purposes in 2004. Realized capital gains must generally be distributed to shareholders, in the form of dividends, in order to avoid the payment of income taxes at the corporate level. The Company expects to be able to use its regular quarterly dividend of $0.45 per share, as well as other tax planning strategies, to pay out or otherwise mitigate the impact of these capital gains.

In the second quarter of 2004, the Company used a portion of the proceeds from these sales to acquire an apartment community in suburban Washington, D.C. (see note 4 to the consolidated financial statements) and to repay its 7.30% medium term notes totaling $13,000 upon their maturity in April 2004. The remaining proceeds were used to pay down line of credit borrowings and to fund short-term investments to be used as discussed below.

The Company expects to use a portion of the proceeds from its asset sales program in the second half of the year to redeem its $70,000 8.0% Series D preferred units on September 3, 2004 and to repay its 6.69% medium term notes totaling $10,000, which mature on September 22, 2004. Additionally, the Company may utilize these proceeds to fund future development activity, future property acquisition, future debt reductions and to repurchase its common stock if the Company can do so at prices that are attractive relative to its estimates of per-share net asset value. There can be no assurance, however, that the Company will utilize asset sale proceeds for the above purposes.

At June 30, 2004, the Company had zero outstanding under its $370,000 combined line of credit facilities and additional cash and cash equivalents of $55,291. The Company’s primary credit facility, with total capacity of $350,000 and its $20,000 cash management facility, mature in January 2007. Management believes it will have adequate capacity under its facilities to execute its 2004 business plan and meet its short-term liquidity requirements without a significant level of additional asset sales (other than the remaining asset sale discussed above) or other secured and unsecured debt financings. A further discussion of the terms of the Company’s line of credit agreements is included in note 2 to the consolidated financial statements.

Long-term Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at June 30, 2004 is included in note 2 to the consolidated financial statements. A discussion of changes in secured and unsecured debt during the first half of 2004 is discussed below.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

In conjunction with an apartment community acquisition (see note 4) in June 30, 2004, the Company assumed a secured, fixed rate mortgage note payable. The mortgage note was valued at $49,694 yielding an effective interest rate of 4.7%. The mortgage note requires monthly principal and interest payments and matures in 2007. Also in June 2004, the Company sold certain apartment communities subject to the assumption of $104,325 of tax exempt mortgage indebtedness (see note 4).

Stock Repurchase Program

In the fourth quarter of 2003, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common stock or preferred stock at market prices from time to time through December 31, 2004. In the first quarter of 2004, the Company acquired $50,000 of preferred stock. In the second quarter of 2004, the Company did not acquire shares of common or preferred stock under this program. However, the Company expects to utilize asset sales proceeds to redeem its Series D preferred units totaling $70 million under this program on September 3, 2004. The Company may also utilize proceeds from its asset sale program to repurchase its common stock at appropriate times, if it could do so at prices that are attractive relative to its estimates of per share net asset value. There can be no assurance, however, that the Company will utilize asset sales proceeds for this purpose.

Under a 10b5-1 plan that the Company initiated at the end of the second quarter of 2004, the Company used asset sales proceeds to acquire $2,268 of common stock in the third quarter (through August 5, 2004) under this program. The 10b5-1 plan expired on August 6, 2004.

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

Acquisition of assets and community improvement and other capitalized expenditures for the three and six months ended June 30, 2004 and 2003 are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
New community development and acquisition activity (1)	$37,249	$5,720	$37,541	$19,832
Non-recurring capital expenditures
Revenue generating additions and improvements (2)	—	643	26	732
Other community additions and improvements (3)	1,302	1,218	2,546	2,176
Recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,771	2,524	5,193	3,986
Corporate additions and improvements	153	131	287	339

	$41,475	$10,236	$45,593	$27,065

Other Data
Capitalized interest	$261	$1,244	$500	$3,113

Capitalized personnel and associated costs (5)	$250	$579	$499	$1,179

(1)	Reflects aggregate community development costs, exclusive of the change in construction payables between years.

(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.

(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.

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

Funds from Operations

The Company uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of funds from operations (“FFO”). FFO is defined by NAREIT as net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures all determined on a consistent basis in accordance with GAAP. In October 2003, NAREIT clarified the definition of FFO to include impairment losses. As such, prior period presentations of FFO have been restated to conform with the revised NAREIT definition of FFO. FFO is a supplemental non-GAAP financial measure. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

A reconciliation of net income available to common shareholders to FFO is provided below.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003 (1)
Net income available to common shareholders	$99,201	$24,827	$98,296	$1,377
Minority interest of common unitholders – continuing operations	(246)	(164)	(719)	(2,778)
Minority interest in discontinued operations (2)	7,455	3,247	7,856	2,847
Gains on property sales – discontinued operations	(112,112)	(26,630)	(113,739)	(33,504)
Gains on property sales – unconsolidated entities	—	(8,395)	—	(8,395)
Depreciation on wholly-owned real estate assets, net (3)	20,107	21,366	40,145	42,984
Depreciation on real estate assets held in unconsolidated entities	331	439	663	904

Funds from operations available to common shareholders	$14,736	$14,690	$32,502	$3,435

Cash flow provided by (used in):
Operating activities	$29,018	$26,925	$56,404	$53,622
Investing activities	$95,496	$121,093	$145,799	$158,897
Financing activities	$(86,170)	$(147,527)	$(148,246)	$(214,607)
Weighted average shares outstanding – basic	39,807	37,460	39,595	37,361
Weighted average shares and units outstanding – basic	42,478	42,066	42,469	42,058
Weighted average shares outstanding – diluted (4)	39,853	37,467	39,645	37,362
Weighted average shares and units outstanding – diluted (4)	42,524	42,074	42,520	42,058

(1)	For the six months ended June 30, 2003, FFO available to common shareholders has been restated from the prior period presentation to reflect a reduction of $14,118 for impairment losses on real estate assets resulting from the NAREIT modification of the definition of FFO in 2003.

(2)	Represents the minority interest in earnings and gains (losses) on properties held for sale and sold reported as discontinued operations for the periods presented.

(3)	Depreciation on wholly-owned real estate assets is net of the minority interest portion of depreciation in consolidated entities.

(4)	Diluted weighted average shares and units for the three and six months ended June 30, 2004 include 46 and 51 shares and units, respectively, that were antidilutive to all income (loss) per share computations under generally accepted accounting principles.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2004, the Company had $124,800 of variable rate debt tied to LIBOR. In addition, the Company had $110,055 of variable tax-exempt debt with interest based on the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

The table below provides information about the Company’s derivative financial instruments at June 30, 2004 that are sensitive to changes in interest rates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value
					Asset (Liab.)
Interest Rate Swaps
Variable to fixed	$104,000 amortizing	6.04%	1 month LIBOR	7/31/09	$(8,802)
	to $90,270
Variable to fixed	$25,000	6.53%	3 month LIBOR	2/01/05	(895)
Interest rate cap	$14,760	5.00%	—	2/01/08	36
Interest rate cap	$95,295	5.00%	—	2/01/08	232

					$(9,429)

As more fully described in note 6 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $99,800 FNMA borrowings and $25,000 medium-term notes effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at June 30, 2004, would increase or decrease by approximately $1,100 on an annualized basis.

There have been no material changes in the value of the Company’s fixed debt since December 31, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 4. CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that as of the end of the period covered by this quarterly report on Form 10-Q the design and operation of the Company’s disclosure controls and procedures are effective. There were no changes to the Company’s internal controls over financial reporting during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s Board of Directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleges, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requests various types of relief, such as injunctive relief and damages and demands production of certain Company records. The Company believes the allegations are wholly without merit and intends to defend the suit vigorously. The Company intends to move to dismiss the litigation.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In the fourth quarter of 2003, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000,000 of common stock or preferred stock at market prices from time to time through December 31, 2004. In the first quarter of 2004, the Company acquired $50,000 of preferred stock. In the second quarter of 2004, the Company did not acquire shares of common or preferred stock under this program. However, the Company expects to utilize asset sales proceeds to redeem its Series D preferred units totaling $70 million under this program on September 3, 2004. The Company may also utilize proceeds from its asset sale program to repurchase its common stock at appropriate times, if it could do so at prices that are attractive relative to its estimates of per share net asset value. There can be no assurance, however, that the Company will utilize asset sales proceeds for this purpose.

Under a 10b5-1 plan that the Company initiated at the end of the second quarter of 2004, the Company used asset sales proceeds to acquire $2,268 of common stock in the third quarter (through August 5, 2004) under this program. The 10b5-1 plan expired on August 6, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held May 27, 2004. The matters subject to a vote of shareholders were the election of directors, the management proposal to approve the amendment to the Company’s Bylaws to declassify the Board of Directors and a shareholder proposal regarding shareholder approval of director compensation. At the meeting in person or by proxy, there were shareholders holding an aggregate of 38,124,827 shares of common stock. The voting results were as follows:

Election of Directors

Nominees for Board of Directors

	For	Withheld	Broker Non-Votes
Douglas Crocker III	37,475,845	648,982	—
Walter M. Deriso, Jr.	37,648,837	475,990	—
Nicholas B. Paumgarten	35,152,003	2,972,824	—

Based on the vote tabulations listed above, the nominees were elected to the board of directors.

The following directors’ terms of office continued after the 2004 annual meeting of shareholders: Robert C. Goddard, III, David P. Stockert, Herschel M. Bloom, Russell R. French, Charles E. Rice, Ronald de Waal and John A. Williams.

Amendment to Declassify the Board of Directors

For	Against	Abstain	Broker Non-Votes
36,934,218	1,100,309	90,300	—

Shareholder Proposal Regarding Shareholder Approval of Director Compensation

For	Against	Abstain	Broker Non-Votes
3,888,474	28,014,713	250,457	5,971,183

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports (as indicated in the footnotes to this Exhibit Table) and are incorporated by reference herein.

(a)	Exhibits

3.1(a)		Articles of Incorporation of the Company.

3.2(b)		Articles of Amendment to the Articles of Incorporation of the Company.

3.3(b)		Articles of Amendment to the Articles of Incorporation of the Company.

3.4(b)		Articles of Amendment to the Articles of Incorporation of the Company.

3.5(c)		Articles of Amendment to the Articles of Incorporation of the Company.

3.6(d)		Bylaws of the Company (as Amended and Restated as of November 5, 2003).

4.1(e)		Indenture between the Company and SunTrust Bank, as Trustee.

4.2(e)		First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.

10.1(f)		Redemption agreement between Post Apartment Homes, L.P. and JRC Acquisition Corporation.

10.2(f)		First Amendment to the Redemption Agreement.

10.3(f)		Second Amendment to the Redemption Agreement.

10.4(f)		Third Amendment to the Redemption Agreement.

10.5(f)		Fourth Amendment to the Redemption Agreement.

11.1(g)		Statement Regarding Computation of Per Share Earnings.

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

	(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.

	(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002.

	(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 1999.

	(d)	Filed as an exhibit of the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003.

	(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.

	(f)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 13, 2004.

	(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements.

(b)		Reports on Form 8-K

On May 4, 2004, the Registrants furnished a Form 8-K including the Registrant’s earnings release and supplemental financial information package relating to the quarterly period ended March 31, 2004.

On May 13, 2004 the Registrants filed a Form 8K including additional information relating to the Company’s tax fees.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

August 9, 2004	By	/s/ David P. Stockert

David P. Stockert
President and Chief Executive Officer

August 9, 2004	By	/s/ Christopher J. Papa

Christopher J. Papa
Executive Vice President and Chief Financial Officer

August 9, 2004	By	/s/ Arthur J. Quirk

Arthur J. Quirk
Senior Vice President and Chief
Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By: Post GP Holdings, Inc., its sole General Partner

August 9, 2004	By	/s/ David P. Stockert

David P. Stockert
President and Chief Executive Officer

August 9, 2004	By	/s/ Christopher J. Papa

Christopher J. Papa
Executive Vice President and Chief Financial Officer

August 9, 2004	By	/s/ Arthur J. Quirk

Arthur J. Quirk
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

3.1(a)		Articles of Incorporation of the Company.

3.2(b)		Articles of Amendment to the Articles of Incorporation of the Company.

3.3(b)		Articles of Amendment to the Articles of Incorporation of the Company.

3.4(b)		Articles of Amendment to the Articles of Incorporation of the Company.

3.5(c)		Articles of Amendment to the Articles of Incorporation of the Company.

3.6(d)		Bylaws of the Company (as Amended and Restated as of November 5, 2003).

4.1(e)		Indenture between the Company and SunTrust Bank, as Trustee.

4.2(e)		First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.

10.1(f)		Redemption agreement between Post Apartment Homes, L.P. and JRC Acquisition Corporation.

10.2(f)		First Amendment to the Redemption Agreement.

10.3(f)		Second Amendment to the Redemption Agreement.

10.4(f)		Third Amendment to the Redemption Agreement.

10.5(f)		Fourth Amendment to the Redemption Agreement.

11.1(g)		Statement Regarding Computation of Per Share Earnings.

31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

	(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company.

	(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002.

	(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 1999.

	(d)	Filed as an exhibit of the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003.

	(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company.

	(f)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 13, 2004.

	(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements.