Form 10-Q
period 2005-03-31
POST APARTMENT HOMES LP; POST PROPERTIES INC
filed 2005-05-10
CIK 1012271, 903127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

39,867,454 shares of common stock outstanding as of May 2, 2004 (excluding treasury stock).

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Real estate assets
Land	$263,766	$266,520
Building and improvements	1,792,120	1,887,514
Furniture, fixtures and equipment	204,538	214,954
Construction in progress	26,647	19,527
Land held for future development	24,268	18,910

	2,311,339	2,407,425
Less: accumulated depreciation	(470,721)	(498,367)
Assets held for sale, net of accumulated depreciation of $69,537 and $26,332 at March 31, 2005 and December 31, 2004, respectively	133,160	68,661

Total real estate assets	1,973,778	1,977,719
Investments in and advances to unconsolidated real estate entities	37,814	21,320
Cash and cash equivalents	2,935	123
Restricted cash	5,246	1,844
Deferred charges, net	14,290	15,574
Other assets	38,365	37,262

Total assets	$2,072,428	$2,053,842

Liabilities and shareholders’ equity
Notes payable, including $81,560 and $34,060 of debt secured by assets held for sale at March 31, 2005 and December 31, 2004, respectively	$1,161,240	$1,129,478
Accounts payable and accrued expenses	56,803	58,837
Dividend and distribution payable	19,122	19,203
Accrued interest payable	12,147	7,677
Security deposits and prepaid rents	10,691	7,236

Total liabilities	1,260,003	1,222,431

Minority interest of common unitholders in Operating Partnership	41,147	43,341

Commitments and contingencies

Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2 % Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8 % Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
40,372 and 40,164 shares issued, 40,069 and 40,164 shares outstanding at March 31, 2005 and December 31, 2004, respectively	403	401
Additional paid-in capital	780,956	775,221
Accumulated earnings	9,812	25,075
Accumulated other comprehensive loss	(6,002)	(8,668)
Deferred compensation	(4,401)	(3,988)

	780,797	788,070

Less common stock in treasury, at cost, 303 and 0 shares at March 31, 2005 and December 31, 2004, respectively	(9,519)	—

Total shareholders’ equity	771,278	788,070

Total liabilities and shareholders’ equity	$2,072,428	$2,053,842

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues
Rental	$67,727	$64,952
Other property revenues	3,782	3,658
Other	71	76

Total revenues	71,580	68,686

Expenses
Property operating and maintenance (exclusive of items shown separately below)	32,793	30,472
Depreciation	19,532	19,621
General and administrative	5,295	4,642
Development costs and other	1,097	535

Total expenses	58,717	55,270

Operating Income	12,863	13,416

Interest income	165	180
Interest expense	(15,679)	(15,421)
Amortization of deferred financing costs	(1,688)	(1,116)
Equity in income of unconsolidated real estate entities	147	216
Gain on sale of technology investment	5,267	—
Minority interest in consolidated property partnerships	113	183
Minority interest of preferred unitholders	—	(1,400)
Minority interest of common unitholders	42	599

Income (loss) from continuing operations	1,230	(3,343)

Discontinued operations
Income from discontinued operations, net of minority interest	3,109	5,245
Gains on sales of real estate assets, net of minority interest	337	1,509

Income from discontinued operations	3,446	6,754

Net income	4,676	3,411
Dividends to preferred shareholders	(1,909)	(2,597)
Redemption costs on preferred stock	—	(1,716)

Net income (loss) available to common shareholders	$2,767	$(902)

Per common share data — Basic
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.02)	$(0.19)
Income from discontinued operations	0.09	0.17

Net income (loss) available to common shareholders	$0.07	$(0.02)

Weighted average common shares outstanding – basic	40,167	39,382

Per common share data — Diluted
Loss from continuing operations (net of preferred dividends and redemption costs)	$(0.02)	$(0.19)
Income from discontinued operations	0.09	0.17

Net income (loss) available to common shareholders	$0.07	$(0.02)

Weighted average common shares outstanding – diluted	40,167	39,382

Dividends declared	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands, except per share data)
(Unaudited)

			Additional		Accumulated Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2004	$29	$401	$775,221	$25,075	$(8,668)	$(3,988)	$—	$788,070
Comprehensive income
Net income	—	—	—	4,676	—	—	—	4,676
Net change in derivative value, net of minority interest	—	—	—	—	2,666	—	—	2,666

Total comprehensive income								7,342
Proceeds from employee stock purchase and stock option plans	—	2	3,035	—	—	—	—	3,037
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	1,442	—	—	—	—	1,442
Stock-based compensation	—	—	160	—	—	—	—	160
Restricted stock issuances, net of forfeitures	—	—	1,098	—	—	(707)	(391)	—
Amortization of deferred compensation	—	—	—	—	—	294	—	294
Treasury stock acquisitions	—	—	—	—	—	—	(9,128)	(9,128)
Dividends to preferred shareholders	—	—	—	(1,909)	—	—	—	(1,909)
Dividends to common shareholders	—	—	—	(18,030)	—	—	—	(18,030)

Shareholders’ Equity and Accumulated Earnings, March 31, 2005	$29	$403	$780,956	$9,812	$(6,002)	$(4,401)	$(9,519)	$771,278

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Cash Flows From Operating Activities
Net income	$4,676	$3,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,532	21,186
Amortization of deferred financing costs	1,688	1,116
Minority interest of preferred unitholders in Operating Partnership	—	1,400
Minority interest of common unitholders in Operating Partnership	(42)	(599)
Minority interest in discontinued operations	210	528
Gains on sales of real estate assets — discontinued operations	(358)	(1,627)
Gain on sale of technology investment	(5,267)	—
Equity in income of unconsolidated entities, net of distributions of accumulated earnings	—	(181)
Stock-based compensation	464	415
Changes in assets, (increase) decrease in:
Restricted cash	(3,402)	(26)
Other assets	(1,539)	(883)
Deferred charges	(152)	(298)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	4,470	5,758
Accounts payable and accrued expenses	(112)	(1,242)
Security deposits and prepaid rents	3,455	(66)

Net cash provided by operating activities	23,623	28,892

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(13,583)	(67)
Net proceeds from sales of real estate assets	3,296	2,279
Proceeds from sale of technology investment	5,267	—
Capitalized interest	(367)	(239)
Recurring capital expenditures	(1,958)	(2,422)
Non-recurring capital expenditures	(902)	(1,244)
Revenue generating capital expenditures	—	(26)
Corporate additions and improvements	(701)	(134)
Distributions from (investments in and advances to) unconsolidated entities	(16,538)	52,156
Capital contributions of minority interests	900	—
Capital distributions to minority interests	(617)	(1,506)

Net cash provided by (used in) investing activities	(25,203)	48,797

Cash Flows From Financing Activities
Payments on indebtedness	(126,130)	(683)
Proceeds from indebtedness	—	35,000
Payments of financing costs	(168)	(4,202)
Lines of credit proceeds (repayments), net	157,892	(22,010)
Treasury stock acquisitions	(9,128)	—
Redemption of preferred stock	—	(50,000)
Proceeds from employee stock purchase and stock option plans	3,037	2,859
Distributions to preferred unitholders	—	(1,400)
Distributions to common unitholders	(1,125)	(1,652)
Dividends paid to preferred shareholders	(1,909)	(2,597)
Dividends paid to common shareholders	(18,077)	(17,391)

Net cash provided by (used in) financing activities	4,392	(62,076)

Net increase in cash and cash equivalents	2,812	15,613
Cash and cash equivalents, beginning of period	123	1,334

Cash and cash equivalents, end of period	$2,935	$16,947

     The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2005, the Company owned 24,523 apartment units in 63 apartment communities, including 545 apartment units in two apartment communities held in unconsolidated entities and including 205 apartment units currently under development in one community. The Company is also developing 145 for-sale condominium units and is converting 382 apartment units in three communities (including one in an unconsolidated entity) into for-sale condominium units through a taxable REIT subsidiary. At March 31, 2005, approximately 51.9%, 17.4%, 8.6% and 8.1% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, Tampa and greater Washington, D.C. metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and through payments of dividends to shareholders, in practical effect, is not subject to federal income taxes at the corporate level.

As of March 31, 2005, the Company had outstanding 40,069 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing 94.3% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 2,425 as of March 31, 2005 and represented a 5.7% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 94.3% and 92.8% for the three months March 31, 2005 and 2004, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform to the current year’s financial statement presentation.

Revenue Recognition

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at condominium conversion projects are included in discontinued operations.

POST PROPERTIES, INC.
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

	Three months ended
	March 31,
	2005	2004
Net income (loss) available to common shareholders
As reported	$2,767	$(902)
Stock-based compensation included in net income as reported, net of minority interest	438	385
Stock-based compensation determined under the fair value method for all awards, net of minority interest	(436)	(405)

Pro forma	$2,769	$(922)

Net income (loss) per common share — basic
As reported	$0.07	$(0.02)
Pro forma	$0.07	$(0.02)

Net income (loss) per common share — diluted
As reported	$0.07	$(0.02)
Pro forma	$0.07	$(0.02)

SFAS No. 123R, “Share-Based Payment,” was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also supersedes the provisions of APB No. 25. The provisions of SFAS No. 123R will be effective for the Company as of January 1, 2006. The Company plans to adopt the provisions of SFAS No. 123R in the first quarter of 2006 and is currently evaluating the alternative methods of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R is not expected to have a significant impact on the Company’s financial position or results of operations.

Long-term Ground Leases

The Company is party to six long-term ground leases associated with land underlying certain of the Company’s operating communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Beginning in 2005, the Company recognizes ground lease expense on the straight-line method over the life of the ground leases for all ground leases with stated rent increases. The recognition of ground lease expense as incurred has historically not been materially different than recognizing ground lease expense on a straight-line basis.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

2.	INDEBTEDNESS

At March 31, 2005 and December 31, 2004, the Company’s indebtedness consisted of the following:

				Maturity	March 31,	December 31,
Description	Payment Terms	Interest Rate		Date	2005	2004
Unsecured Notes
Senior Notes	Int.	5.125% - 7.70%		2006-2011	$385,000	$385,000
Medium Term Notes	Int.	6.78% - 8.125%		2005	87,043	212,043

					472,043	597,043

Unsecured Lines of Credit & Other
Syndicated Line of Credit	N/A	LIBOR + 0.75%(1)		2007	195,000	40,000
Cash Management Line	N/A	LIBOR + 0.75%		2007	13,640	10,748

					208,640	50,748

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975	%(2)	2029	98,500	98,500
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	272,002	273,132

					370,502	371,632

Tax Exempt Floating Rate Bonds (Secured)	Int.	2.29	%(3)	2025	110,055	110,055

Total					$1,161,240	$1,129,478

(1)	Represents stated rate. At March 31, 2005, the weighted average interest rate was 3.41%.

(2)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at March 31, 2005 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%. At March 31, 2005 and December 31, 2004, approximately $81,560 and $34,060, respectively, of this debt was secured by assets held for sale.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows (1):

Remainder of 2005	$91,989
2006	82,469
2007	368,633	(2)
2008	7,556
2009	79,001
Thereafter	531,592

	$1,161,240

(1)	Aggregate maturities of debt for the years presented include repayments of tax-exempt debt of $0 in 2005, $500 in 2006, $1,200 in 2007, $2,200 in 2008 and $2,400 in 2009 relating to three apartment communities expected to be sold in 2005, and include $200 in 2005, $700 in 2006, $600 in 2007, $800 in 2008 and $700 in 2009 relating to two apartment communities held for investment. The principal repayments relate to certain principal reserve requirements under the applicable debt arrangements commencing in July 2005. The Company expects to either retire the debt upon sale of the communities or refinance the debt to defer these principal reserve requirements in 2005, however, there can be no assurance that it will be able to do so.

(2)	Includes outstanding balances on lines of credit totaling $208,640.

Debt issuances and retirements

Upon their maturity in February 2005, the Company repaid $25,000 of its 7.28% medium term, unsecured notes, from available borrowings under its unsecured lines of credit. In March 2005, the Company repaid the $100,000 outstanding principal balance under its 6.85% Mandatory Par Put Remarketed Securities (“MOPPRS”) debt arrangement.

Unsecured Lines of Credit

The Company utilizes a $350,000 syndicated unsecured revolving line of credit (the “Revolver”) that matures in January 2007 for its short-term financing needs. The Revolver has a current stated interest rate of LIBOR plus 0.75% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Revolver are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Company does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. At March 31, 2005, the Company had issued letters of credit to third parties totaling $1,972 under this facility.

Additionally, the Company has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in January 2007 and carries pricing and terms, including debt covenants, substantially consistent with those of the Revolver.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2005, the Company held investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a single apartment community. In March 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. The Company holds a 35% equity interest in the Property LLCs.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,540 at March 31, 2005. This excess investment related to Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment related to the Property LLC holding the condominium conversion community will be recognized as additional costs as the underlying condominiums are sold. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Company include its share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	March 31,	December 31,
Balance Sheet Data	2005	2004
Real estate assets, net of accumulated depreciation of $6,428 and $9,712, respectively	$97,831	$124,072
Assets held for sale, net	25,845	—
Cash and other	2,599	2,797

Total assets	$126,275	$126,869

Mortgage notes payable	$67,000	$83,468
Mortgage notes payable to Company	16,995	—
Other liabilities	1,529	1,296

Total liabilities	85,524	84,764
Members’ equity	40,751	42,105

Total liabilities and members’ equity	$126,275	$126,869

Company’s equity investment	$20,819	$21,320

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

	Three months ended
	March 31,
Income Statement Data	2005	2004
Revenue
Rental	$2,640	$2,564
Other property revenues	185	176

Total revenues	2,825	2,740

Expenses
Property operating and maintenance	910	903
Depreciation and amortization	653	629
Interest	688	594

Total expenses	2,251	2,126

Income from continuing operations	574	614

Discontinued Operations
Loss from discontinued operations	(117)	(98)
Loss on early extinguishment of debt	(273)	—

Loss from discontinued operations	(390)	(98)

Net income	$184	$516

Company’s share of net income	$147	$216

At March 31, 2005, mortgage notes payable include a $50,000 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008. The additional mortgage note payable totaling $17,000 bears interest at a rate of 4.04% and matures in 2008.

In March 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Company. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Company has a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR plus 1.90%. This note is repayable from the proceeds of condominium sales and matures in February 2008.

4.	REAL ESTATE DISPOSITION ACTIVITY

The Company classifies real estate assets as held for sale after the approval of its investment committee and after the Company has commenced an active program to sell the assets. At March 31, 2005, the Company had eight apartment communities, originally containing 3,308 units, and certain tracts of land classified as held for sale. Two of the communities, originally containing 261 units, held for sale at March 31, 2005 are being converted into condominiums. These real estate assets are reflected in the accompanying consolidated balance sheet at $133,160, which represents the lower of their depreciated cost or fair value less costs to sell.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, gains or losses on the sale of these assets are included in discontinued operations. For the three months ended March 31, 2005, income from discontinued operations included the results of operations of eight communities, originally containing 3,308 units, classified as held for sale at March 31, 2005. Two of the communities, originally containing 261 units, held for sale at March 31, 2005 are being converted into condominiums. For the three months ended March 31, 2004, income from discontinued operations included the results of operations of the communities classified as held for sale at March 31, 2005 and eight communities sold in 2004 through the earlier of March 31, 2004 or their sale dates.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

The revenues and expenses of these communities for the three months ended March 31, 2005 and 2004 were as follows:

	Three months ended
	March 31,
	2005	2004
Revenues
Rental	$6,984	$14,305
Other property revenues	632	1,216

Total revenues	7,616	15,521

Expenses
Property operating and maintenance (exclusive of items shown separately below)	3,260	6,607
Depreciation	—	1,565
Interest	1,044	1,783
Minority interest in consolidated property partnerships	14	(89)

Total expenses	4,318	9,866

Income from discontinued operations before minority interest	3,298	5,655
Minority interest	(189)	(410)

Income from discontinued operations	$3,109	$5,245

For the three months ended March 31, 2005, gains on sales of real estate assets represents the net profits of $358 ($337 net of minority interest) from condominium sales at the Company’s condominium conversion communities. A summary of revenues and costs and expenses of condominium activities for the three months ended March 31, 2005 was as follows:

Condominium revenues, net	$3,296
Condominium costs and expenses	(2,938)

Gains on condominium sales	$358

For the three months ended March 31, 2004, the Company recognized gains from discontinued operations of $1,627 ($1,509 net of minority interest) from the sale of one community containing 398 units and certain land parcels. These sales generated net proceeds of approximately $23,979, of which approximately $21,700 was held by a third party intermediary at March 31, 2004 under a qualified tax deferred exchange program.

Subsequent to March 31, 2005, the Company sold four of the apartment communities held for sale as of the end of the first quarter, containing 1,102 units, for aggregate gross proceeds of approximately $86,750, including the assumption of approximately $34,060 of tax-exempt secured debt. In connection with the assumption of this tax-exempt debt, the Company expects to record a loss on early extinguishment of debt of approximately $1,300 relating to the write-off of unamortized deferred financing costs and the termination of related interest rate cap arrangements.

5.	SHAREHOLDERS’ EQUITY

Common Stock Purchases

In the three months ended March 31, 2005, the Company repurchased approximately 286 shares of its common stock at an aggregate cost of $9,046 under a 10b5-1 stock repurchase plan. These shares were purchased under a board of directors approved plan which provides for aggregate common or preferred stock repurchases of up to $200,000 through December 31, 2006. In addition, the Company received approximately 2 shares of common stock at an aggregate cost of $82 from certain employees through the surrender of such shares to satisfy tax withholding obligations under the Company’s existing stock compensation plans.

Subsequent to quarter-end through April 30, 2005, the Company repurchased approximately 206 shares of common stock at an aggregate cost of $6,348 under a 10b5-1 stock repurchase plan.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Computation of Earnings Per Common Share

For the three months ended March 31, 2005 and 2004, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three months ended
	March 31,
	2005	2004
Income (loss) from continuing operations available to common shareholders (numerator):
Income (loss) from continuing operations	$1,230	$(3,343)
Less: Preferred stock dividends	(1,909)	(2,597)
Less: Preferred stock redemption costs	—	(1,716)

Loss from continuing operations available to common shareholders	$(679)	$(7,656)

Common shares (denominator):
Weighted average shares outstanding — basic	40,167	39,382
Incremental shares from assumed conversion of stock options (1)	—	—

Weighted average shares outstanding — diluted (1)	40,167	39,382

(1)	For the three months ended March 31, 2005 and 2004, the potential dilution from the Company’s outstanding stock options of 219 and 55 shares, respectively, were antidilutive to the loss from continuing operations per share calculation. As such, the amounts were excluded from weighted average shares for the period.

At March 31, 2005 and 2004, stock options to purchase 4,570 and 4,813 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2005, the Company had an outstanding interest rate swap agreement with a notional value of approximately $98,500 with a maturity date in 2009. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. The Company records the changes in the fair value of this cash flow hedge as a change in accumulated other comprehensive income (loss), a shareholders’ equity account, in the accompanying consolidated balance sheet.

At March 31, 2005, the Company had outstanding interest rate cap agreements with two financial institutions with a notional value of $110,055. These interest rate cap agreements are cash flow hedges that provide a fixed interest ceiling at 5% for the Company’s variable rate, tax exempt borrowings aggregating $110,055 at March 31, 2005. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At March 31, 2005, the difference between the amortized costs of the interest rate cap arrangements and their fair value of $70 is included in accumulated other comprehensive income (loss), a shareholders’ equity account. The original cost of $1,396 of the arrangements is being amortized as additional expense over their five-year term.

A summary of comprehensive income for the three months ended March 31, 2005 and 2004 is as follows:

	Three months ended
	March 31,
	2005	2004
Net income	$4,676	$3,411
Change in derivative values.	2,666	(2,089)

Comprehensive income	$7,342	$1,322

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

7.	SEGMENT INFORMATION

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2004. The segment information for the three months ended March 31, 2004 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2004 and 2005 to discontinued operations under SFAS No. 144 (see note 4).

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2004 – communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities – those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year. The Company has no communities in the development or lease-up stage for the periods presented.

•	Acquired communities – those communities acquired in the current or prior year.

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

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and property NOI together with a reconciliation of segment contribution to property NOI to net income. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended
	March 31,
	2005	2004
Revenues
Fully stabilized communities	$62,413	$61,863
Communities stabilized during 2004	1,761	1,716
Acquired communities	2,085	—
Other property segments	5,250	5,031
Other	71	76

Consolidated revenues	$71,580	$68,686

Contribution to NOI
Fully stabilized communities	$37,569	$37,903
Communities stabilized during 2004	1,212	1,242
Acquired communities	1,336	—
Other	(1,401)	(1,007)

Consolidated property net operating income	38,716	38,138

Interest income	165	180
Other revenue	71	76
Minority interest in consolidated property partnerships	113	183
Depreciation	(19,532)	(19,621)
Interest expense	(15,679)	(15,421)
Amortization of deferred financing costs	(1,688)	(1,116)
General and administrative	(5,295)	(4,642)
Development costs and other	(1,097)	(535)
Equity in income of unconsolidated real estate entities	147	216
Gain on sale of technology investment	5,267	—
Minority interest of preferred unitholders	—	(1,400)
Minority interest of common unitholders	42	599

Income (loss) from continuing operations	1,230	(3,343)
Income from discontinued operations	3,446	6,754

Net income	$4,676	$3,411

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

8.	SEVERANCE COSTS

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016, respectively. The following table summarizes the activity relating to aggregate severance charges for the three months ended March 31, 2005 and 2004:

	Three months ended
	March 31,
	2005	2004
Accrued severance charges, beginning of period	$15,317	$19,171
Payments for period	(442)	(747)
Interest accretion	226	251

Accrued severance charges, end of period	$15,101	$18,675

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $367 and $239 for the three months ended March 31, 2005 and 2004, respectively) aggregated $12,618 and $11,458 for the three months ended March 31, 2005 and 2004, respectively.

Non-cash investing and financing activities for the three months ended March 31, 2005 and 2004 were as follows:

During the three months ended March 31, 2005, the Company’s derivative financial instruments (see note 6) increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $2,666, net of minority interest. During the three months ended March 31, 2004, the Company’s derivative financial instruments decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholders’ equity of $2,089, net of minority interest.

During the three months ended March 31, 2005 and 2004, holders of 75 and 803 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the impact of the common stock issued under the Company’s employee stock purchase and stock option plans and other capital transactions result in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholders’ equity in the amounts of $1,442 and $13,599 for the three months ended March 31, 2005 and 2004, respectively.

The Operating Partnership committed to distribute $19,122 and $19,116 for the quarters ended March 31, 2005 and 2004, respectively. As a result, the Company declared dividends of $18,030 and $17,827 for the quarters ended March 31, 2005 and 2004, respectively. The remaining distributions from the Operating Partnership in the amount of $1,091 and $1,289 for the quarters ended March 31, 2005 and 2004, respectively, are distributed to minority interest unitholders in the Operating Partnership.

In the three months ended March 31, 2004, the net proceeds from an apartment community sale totaling $21,700 were held by a third party intermediary under a qualified tax deferred exchange program. The $21,700 was included in other assets on the consolidated balance sheet. This transaction was excluded from the statement of cash flows as a non-cash transaction (see note 4).

10.	STOCK-BASED COMPENSATION PLAN

During the three months ended March 31, 2005, the Company granted approximately 31 shares of restricted stock to Company officers and directors, of which approximately 6 shares were granted to the Company’s non-executive Chairman of the Board. The restricted shares vest ratably over three years. The total value of the restricted share grants of $1,098 for the three months, ended March 31, 2005 was initially reflected in shareholders’ equity as additional paid in capital and as deferred compensation, a contra shareholders’ equity account. Such deferred compensation is amortized ratably into compensation expense over the three year vesting period.

Additionally, in the three months ended March 31, 2005, the Company granted stock options to purchase approximately 254 shares, of Company common stock to Company officers and directors, of which 50 shares were granted to the Company’s non-executive Chairman of the Board. As discussed in note 1, the Company expenses the estimated value of stock options over their three year vesting periods.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

11.	LEGAL PROCEEDINGS

On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, which was remanded to the Superior Court of Fulton County. To the extent that the litigation continues, the Company plans to contest it vigorously.

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. The Company is contesting the alleged shareholder’s appeal vigorously.

The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

12.	SALE OF TECHNOLOGY INVESTMENT

In February 2005, the Company sold its investment in Rent.com, a privately-held internet leasing company, and recognized a gain of $5,267.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets
Real estate assets
Land	$263,766	$266,520
Building and improvements	1,792,120	1,887,514
Furniture, fixtures and equipment	204,538	214,954
Construction in progress	26,647	19,527
Land held for future development	24,268	18,910

	2,311,399	2,407,425
Less: accumulated depreciation	(470,721)	(498,367)
Assets held for sale, net of accumulated depreciation of $69,537 and $26,332 at March 31, 2005 and December 31, 2004, respectively	133,160	68,661

Total real estate assets	1,973,778	1,977,719
Investments in and advances to unconsolidated entities	37,814	21,320
Cash and cash equivalents	2,935	123
Restricted cash	5,246	1,844
Deferred charges, net	14,290	15,574
Other assets	38,365	37,262

Total assets	$2,072,428	$2,053,842

Liabilities and partners’ equity
Notes payable, including $81,560 and $34,060 of debt secured by assets held for sale at March 31, 2005 and December 31, 2004, respectively	$1,161,240	$1,129,478
Accounts payable and accrued expenses	56,803	58,837
Distribution payable	19,122	19,203
Accrued interest payable	12,147	7,677
Security deposits and prepaid rents	10,691	7,236

Total liabilities	1,260,003	1,222,431

Commitments and contingencies

Partners’ equity
Preferred units	95,000	95,000
Common units
General partner	8,546	8,673
Limited partners	716,253	737,940
Accumulated other comprehensive loss	(7,374)	(10,202)

Total partners’ equity	812,425	831,411

Total liabilities and partners’ equity	$2,072,428	$2,053,842

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenues
Rental	$67,727	$64,952
Other property revenues	3,782	3,658
Other	71	76

Total revenues	71,580	68,686

Expenses
Property operating and maintenance (exclusive of items shown separately below)	32,793	30,472
Depreciation	19,532	19,621
General and administrative	5,295	4,642
Development costs and other	1,097	535

Total expenses	58,717	55,270

Operating Income	12,863	13,416

Interest income	165	180
Interest expense	(15,679)	(15,421)
Amortization of deferred financing costs	(1,688)	(1,116)
Equity in income of unconsolidated real estate entities	147	216
Gain on sale of technology investment	5,267	—
Minority interest in consolidated property partnerships	113	183

Income (loss) from continuing operations	1,188	(2,542)

Discontinued operations
Income from discontinued operations	3,298	5,655
Gains on sales of real estate assets	358	1,627

Income from discontinued operations	3,656	7,282

Net income	4,844	4,740
Distributions to preferred unitholders	(1,909)	(3,997)
Redemption costs on preferred units	—	(1,716)

Net income (loss) available to common unitholders	$2,935	$(973)

Per common unit data — Basic
Loss from continuing operations (net of preferred distributions and redemption costs)	$(0.02)	$(0.19)
Income from discontinued operations	0.09	0.17

Net income (loss) available to common unitholders	$0.07	$(0.02)

Weighted average common units outstanding – basic	42,614	42,461

Per common unit data — Diluted
Loss from continuing operations (net of preferred distributions and redemption costs)	$(0.02)	$(0.19)
Income from discontinued operations	0.09	0.17

Net income (loss) available to common unitholders	$0.07	$(0.02)

Weighted average common units outstanding – diluted	42,614	42,461

Distributions declared	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

		Common Units		Accumulated Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income (Loss)	Total
Partners’ Equity, December 31, 2004	$95,000	$8,673	$737,940	$(10,202)	$831,411
Comprehensive income
Net income	1,909	29	2,906	—	4,844
Net change in derivative value	—	—	—	2,828	2,828

Total comprehensive income					7,672
Contributions from the Company related to employee stock purchase and stock option plans	—	30	3,007	—	3,037
Purchase of common units	—	—	(9,128)	—	(9,128)
Stock-based compensation	—	2	168	—	170
Distributions to preferred Unitholders	(1,909)	—	—	—	(1,909)
Distributions to common Unitholders	—	(191)	(18,931)	—	(19,122)
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	3	291	—	294

Partners’ Equity, March 31, 2005	$95,000	$8,546	$716,253	$(7,374)	$812,425

The accompanying notes are an integral part of these consolidated financial statements

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per unit data)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Cash Flows From Operating Activities
Net income	$4,844	$4,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,532	21,186
Amortization of deferred financing costs	1,688	1,116
Gains sales of real estate assets — discontinued operations	(358)	(1,627)
Gain on sale of technology investment	(5,267)	—
Equity in income of unconsolidated entities, net of distributions of accumulated earnings	—	(181)
Equity-based compensation	464	415
Changes in assets, (increase) decrease in:
Restricted cash	(3,402)	(26)
Other assets	(1,539)	(883)
Deferred charges	(152)	(298)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	4,470	5,758
Accounts payable and accrued expenses	(112)	(1,242)
Security deposits and prepaid rents	3,455	(66)

Net cash provided by operating activities	23,623	28,892

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(13,583)	(67)
Net proceeds from sales of real estate assets	3,296	2,279
Proceeds from sale of technology investment	5,267	—
Capitalized interest	(367)	(239)
Recurring capital expenditures	(1,958)	(2,422)
Non-recurring capital expenditures	(902)	(1,244)
Revenue generating capital expenditures	—	(26)
Corporate additions and improvements	(701)	(134)
Distribution from (investments in and advances to) unconsolidated entities	(16,538)	52,156
Capital contribution of minority interests	900	—
Capital distributions to minority interests	(617)	(1,506)

Net cash provided by (used in) investing activities	(25,203)	48,797

Cash Flows From Financing Activities
Payments on notes payable	(126,130)	(683)
Proceeds from notes payable	—	35,000
Payments of financing costs	(168)	(4,202)
Lines of credit proceeds (repayments), net	157,892	(22,010)
Redemption of preferred units	—	(50,000)
Redemption of common units	(9,128)	—
Contributions from the Company related to employee stock purchase and stock option plans	3,037	2,859
Distributions to preferred unitholders	(1,909)	(3,997)
Distributions to common unitholders	(19,202)	(19,043)

Net cash provided by (used in) financing activities	4,392	(62,076)

Net increase in cash and cash equivalents	2,812	15,613
Cash and cash equivalents, beginning of period	123	1,334

Cash and cash equivalents, end of period	$2,935	$16,947

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P..

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, in thousands, except per share and apartment unit data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

At March 31, 2005, the Company owned 94.3% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100.0% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 94.3% and 92.8% for the three months ended March 31, 2005 and 2004, respectively. At March 31, 2005, Common Units held by persons other than the Company represented a 5.7% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At March 31, 2005, the Operating Partnership owned 24,523 apartment units in 63 apartment communities, including 545 apartment units in two apartment communities held in unconsolidated entities and including 205 apartment units currently under development in on community. The Operating partnership is also developing 145 for-sale condominium units and is converting 382 apartment units in three communities (including one in an unconsolidated entity) into for-sale condominium units through a taxable REIT subsidiary. At March 31, 2005, approximately 51.9%, 17.4%, 8.6% and 8.1% (on a unit basis) of the Operating Partnership’s communities were located in the Atlanta, Dallas, Tampa and greater Washington, D.C. metropolitan areas, respectively.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2004. Certain 2004 amounts have been reclassified to conform to the current year’s financial statement presentation.

Revenue Recognition

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the sale transactions, as all conditions for full profit recognition have been met. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at condominium conversion projects are included in discontinued operations.

POST APARTMENT HOMES, L.P..
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Equity-based Compensation

Effective January 1, 2003, the Operating Partnership accounts for stock-based compensation under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.” In adopting SFAS No. 123, the Operating Partnership used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The following table reflects the effect on the Operating Partnership’s net income and earnings per common unit had the fair value method of accounting under SFAS No. 123 been applied to all stock awards for each period.

	Three months ended
	March 31,
	2005	2004
Net income (loss) available to common unitholders
As reported	$2,935	$(973)
Stock-based compensation included in net income as reported	464	415
Stock-based compensation determined under the fair value method for all awards	(463)	(437)

Pro forma	$2,936	$(995)

Net income (loss) per common unit — basic
As reported	$0.07	$(0.02)
Pro forma	$0.07	$(0.02)

Net income (loss) per common unit — diluted
As reported	$0.07	$(0.02)
Pro forma	$0.07	$(0.02)

SFAS No. 123R, “Share-Based Payment,” was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also supersedes the provisions of APB No. 25. The provisions of SFAS No. 123R will be effective for the Operating Partnership as of January 1, 2006. Beginning in 2005, the Operating Partnership plans to adopt the provisions of SFAS No. 123R in the first quarter of 2006 and is currently evaluating the alternative methods of adoption. Since the Operating Partnership elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R is not expected to have a significant impact on the Operating Partnership’s financial position or results of operations.

Long-term Ground Leases

The Operating Partnership is party to six long-term ground leases associated with land underlying certain of the Operating Partnership’s operating communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Beginning in 2005, the Operating Partnership recognizes ground lease expense on the straight-line method over the life of the ground leases for all ground leases with stated rent increases. The recognition of ground lease expense as incurred has historically not been materially different than recognizing ground lease expense on a straight-line basis.

POST APARTMENT HOMES, L.P..
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

2.	INDEBTEDNESS

At March 31, 2005 and December 31, 2004, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	March 31,	December 31,
Description	Terms	Interest Rate		Date	2005	2004
Unsecured Notes
Senior Notes	Int.	5.125% - 7.70%		2006-2011	$385,000	$385,000
Medium Term Notes	Int.	6.78% - 8.125%		2005	87,043	212,043

					472,043	597,043

Unsecured Lines of Credit & Other
Syndicated Line of Credit	N/A	LIBOR + 0.75%(1)		2007	195,000	40,000
Cash Management Line	N/A	LIBOR + 0.75%		2007	13,640	10,748

					208,640	50,748

Conventional Fixed Rate (Secured)
FNMA	Prin. and Int.	6.975	%(2)	2029	98,500	98,500
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	272,002	273,132

					370,502	371,632

Tax Exempt Floating Rate Bonds (Secured)	Int.	2.29	%(3)	2025	110,055	110,055

Total					$1,161,240	$1,129,478

(1)	Represents stated rate. At March 31, 2005, the weighted average interest rate was 3.41%.

(2)	Interest rate is fixed at 6.975%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at March 31, 2005 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%. At March 31, 2005 and December 31, 2004, approximately $81,560 and $34,060, respectively, of this debt was secured by assets held for sale.

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows (1):

Remainder of 2005	$91,989
2006	82,469
2007	368,633	(2)
2008	7,556
2009	79,001
Thereafter	531,592

	$1,161,240

(1)	Aggregate maturities of debt for the years presented include repayments of tax-exempt debt of $0 in 2005, $500 in 2006, $1,200 in 2007, $2,200 in 2008 and $2,400 in 2009 relating to three apartment communities expected to be sold in 2005, and include $200 in 2005, $700 in 2006, $600 in 2007, $800 in 2008 and $700 in 2009 relating to two apartment communities held for investment. The principal repayments relate to certain principal reserve requirements under the applicable debt arrangements commencing in July 2005. The Operating Partnership expects to either retire the debt upon sale of the communities or refinance the debt to defer these principal reserve requirements in 2005, however, there can be no assurance that it will be able to do so.

(2)	Includes outstanding balances on lines of credit totaling $208,640.

Debt issuances and retirements

Upon their maturity in February 2005, the Operating Partnership repaid $25,000 of its 7.28% medium term, unsecured notes, from available borrowings under its unsecured lines of credit. In March 2005, the Operating Partnership repaid the $100,000 outstanding principal balance under its 6.85% Mandatory Par Put Remarketed Securities (“MOPPRS”) debt arrangement.

Unsecured Lines of Credit

The Operating Partnership utilizes a $350,000 syndicated unsecured revolving line of credit (the “Revolver”) that matures in January 2007 for its short-term financing needs. The Revolver has a current stated interest rate of LIBOR plus 0.75% or the prime rate and was provided by a syndicate of nine banks led by Wachovia Bank, N.A. Additionally, the Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Revolver are based on the higher of the Operating Partnership’s unsecured debt ratings

POST APARTMENT HOMES, L.P..
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

in instances where the Operating Partnership has split unsecured debt ratings. The Revolver also includes a money market competitive bid option for short-term funds up to $175,000 at rates generally below the stated line rate. The credit agreement for the Revolver contains customary representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios as well as covenants which restrict the ability of the Operating Partnership to make distributions, in excess of stated amounts, which in turn restrict the discretion of the Company to declare and pay dividends. In general, during any fiscal year the Operating Partnership may only distribute up to 100% of the Operating Partnership’s consolidated income available for distribution (as defined in the credit agreement) exclusive of distributions of up to $15,000 of capital gains for such year. The credit agreement contains exceptions to these limitations to allow the Operating Partnership to make distributions necessary to allow the Company to maintain its status as a REIT. The Operating Partnership does not anticipate that these ratios and covenants will adversely affect the ability of the Operating Partnership to borrow money or make distributions, or the Company to declare dividends, at the Company’s current dividend level. At March 31, 2005, the Operating Partnership had issued letters of credit to third parties totaling $1,972 under this facility.

Additionally, the Operating Partnership has a $20,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in January 2007 and carries pricing and terms, including debt covenants, substantially consistent with those of the Revolver.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At March 31, 2005, the Operating Partnership held investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Each Property LLC owns a single apartment community. In March 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. The Operating Partnership holds a 35% equity interest in the Property LLCs.

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $6,540 at March 31, 2005. This excess investment related to Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment related to the Property LLC holding the condominium conversion community will be recognized as additional costs as the underlying condominiums are sold. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Operating Partnership include its share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	March 31,	December 31,
Balance Sheet Data	2005	2004
Real estate assets, net of accumulated depreciation of $6,428 and $9,712, respectively	$97,831	$124,072
Assets held for sale, net	25,845	—
Cash and other	2,599	2,797

Total assets	$126,275	$126,869

Mortgage notes payable	$67,000	$83,468
Mortgage notes payable to Operating Partnership	16,995	—
Other liabilities	1,529	1,296

Total liabilities	85,524	84,764
Members’ equity	40,751	42,105

Total liabilities and members’ equity	$126,275	$126,869

Operating Partnership’s equity investment	$20,819	$21,320

POST APARTMENT HOMES, L.P..
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

	Three months ended
	March 31,
Income Statement Data	2005	2004
Revenue
Rental	$2,640	$2,564
Other property revenues	185	176

Total revenues	2,825	2,740

Expenses
Property operating and maintenance	910	903
Depreciation and amortization	653	629
Interest	688	594

Total expenses	2,251	2,126

Income from continuing operations	574	614

Discontinued Operations
Loss from discontinued operations	(117)	(98)
Loss on early extinguishment of debt	(273)	—

Loss from discontinued operations	(390)	(98)

Net income	$184	$516

Operating Partnership’s share of net income	$147	$216

At March 31, 2005, mortgage notes payable include a $50,000 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in May 2008. The additional mortgage note payable totaling $17,000 bears interest at a rate of 4.04% and matures in 2008.

In March 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Operating Partnership. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Operating Partnership has a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR plus 1.90%. This note is repayable from the proceeds of condominium sales and matures in February 2008.

4.	REAL ESTATE DISPOSITION ACTIVITY

The Operating Partnership classifies real estate assets as held for sale after the approval of its investment committee and after the Operating Partnership has commenced an active program to sell the assets. At March 31, 2005, the Operating Partnership had eight apartment communities, originally containing 3,308 units, and certain tracts of land classified as held for sale. Two of the communities, originally containing 261 units, held for sale at March 31, 2005 are being converted into condominiums. These real estate assets are reflected in the accompanying consolidated balance sheet at $133,160, which represents the lower of their depreciated cost or fair value less costs to sell.

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, gains or losses on the sale of these assets are included in discontinued operations. For the three months ended March 31, 2005, income from discontinued operations included the results of operations of eight communities, originally containing 3,308 units, classified as held for sale at March 31, 2005. Two of the communities, originally containing 261 units, held for sale at March 31, 2005 are being converted into condominiums. For the three months ended March 31, 2004, income from discontinued operations included the results of operations of the communities classified as held for sale at March 31, 2005 and eight communities sold in 2004 through the earlier of March 31, 2004 or their sale dates.

POST APARTMENT HOMES, L.P..
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

The revenues and expenses of these communities for the three months ended March 31, 2005 and 2004 were as follows:

	Three months ended
	March 31,
	2005	2004
Revenues
Rental	$6,984	$14,305
Other property revenues	632	1,216

Total revenues	7,616	15,521

Expenses
Property operating and maintenance (exclusive of items shown separately below)	3,260	6,607
Depreciation	—	1,565
Interest	1,044	1,783
Minority interest in consolidated property partnerships	14	(89)

Total expenses	4,318	9,866

Income from discontinued operations	$3,298	$5,655

For the three months ended March 31, 2005, gains on sales of real estate assets represents the net profits of $358 from condominium sales at the Operating Partnership’s condominium conversion communities. A summary of revenues and costs and expenses of condominium activities for the three months ended March 31, 2005 was as follows:

Condominium revenues, net	$3,296
Condominium costs and expenses	(2,938)

Gains on condominium sales	$358

For the three months ended March 31, 2004, the Operating Partnership recognized gains from discontinued operations of $1,627 from the sale of one community containing 398 units and certain land parcels. These sales generated net proceeds of approximately $23,979, of which approximately $21,700 was held by a third party intermediary at March 31, 2004 under a qualified tax deferred exchange program.

Subsequent to March 31, 2005, the Operating Partnership sold four of the apartment communities held for sale as of the end of the first quarter, containing 1,102 units, for aggregate gross proceeds of approximately $86,750, including the assumption of approximately $34,060 of tax-exempt secured debt. In connection with the assumption of this tax-exempt debt, the Operating Partnership expects to record a loss on early extinguishment of debt of approximately $1,300 relating to the write-off of unamortized deferred financing costs and the termination of related interest rate cap arrangements.

5.	PARTNERS’ EQUITY

Common Unit Purchases

In the three months ended March 31, 2005, the Company repurchased approximately 286 shares of its common stock at an aggregate cost of $9,046 under a 10b5-1 stock purchase plan. These shares were purchased under a board of directors approved plan which provides for aggregate common or preferred stock repurchases of up to $200,000 through December 31, 2006. In addition, the Company received approximately 2 shares of common stock at an aggregate cost of $82 from certain employees through the surrender of such shares to satisfy tax withholding obligations under the Company’s existing stock compensation plans. Correspondingly, the Operating Partnership repurchased the same number of common units at an aggregate cost of $9,128.

Subsequent to quarter-end through April 30, 2005, the Company repurchased approximately 206 shares of common stock at an aggregate cost of approximately $6,348 under a 10b5-1 stock purchase plan. Correspondingly, the Operating Partnership repurchased the same number of common units at an aggregate cost of $6,348.

POST APARTMENT HOMES, L.P..
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Computations of Earnings Per Common Unit

For the three months ended March 31, 2005 and 2004, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three months ended
	March 31,
	2005	2004
Loss from continuing operations available to common unitholders (numerator):
Income (loss) from continuing operations	$1,118	$(2,542)
Less: Preferred unit distributions	(1,909)	(3,997)
Less: Preferred unit redemption costs	—	(1,716)

Loss from continuing operations available to common unitholders	$(791)	$(8,255)

Common units (denominator):
Weighted average units outstanding — basic	42,614	42,461
Incremental units from assumed conversion of stock options (1)	—	—

Weighted average units outstanding — diluted (1)	42,614	42,461

(1)	For the three months ended March 31, 2005 and 2004, the potential dilution from the Company’s outstanding stock options of 219 and 55 shares, respectively, were antidilutive to the loss from continuing operations per unit calculation. As such, the amounts were excluded from weighted average units for the period.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

At March 31, 2005, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $98,500 with a maturity date in 2009. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. The Operating Partnership records the changes in the fair value of this cash flow hedge as a change in accumulated other comprehensive income (loss), a partners’ equity account, in the accompanying consolidated balance sheet.

At March 31, 2005, the Operating Partnership had outstanding interest rate cap agreements with two financial institutions with a notional value of $110,055. These interest rate cap agreements are cash flow hedges that provide a fixed interest ceiling at 5% for the Operating Partnership’s variable rate, tax exempt borrowings aggregating $110,055 at March 31, 2005. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangements are included on the accompanying balance sheet at fair value. At March 31, 2005, the difference between the amortized costs of the interest rate cap arrangements and their fair value of $70 is included in accumulated other comprehensive income (loss), a partners’ equity account. The original cost of $1,396 of the arrangements is being amortized as additional expense over their five-year term.

A summary of comprehensive income for the three months ended March 31, 2005 and 2004 is as follows:

	Three months ended
	March 31,
	2005	2004
Net income	$4,844	$4,740
Change in derivative values	2,828	(2,252)

Comprehensive income	$7,672	$2,488

POST APARTMENT HOMES, L.P..
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

7.	SEGMENT INFORMATION

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2004. The segment information for the three months ended March 31, 2004 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2004 and 2005 to discontinued operations under SFAS No. 144 (see note 4).

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2004 – communities which reached stabilized occupancy in the prior year.

•	Development and lease-up communities – those communities that are in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year. The Operating Partnership has no communities in the development or lease-up stage for the periods presented.

•	Acquired communities – those communities acquired in the current or prior year.

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

POST APARTMENT HOMES, L.P..
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and property NOI together with a reconciliation of segment contribution to property NOI to net income. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended
	March 31,
	2005	2004
Revenues
Fully stabilized communities	$62,413	$61,863
Communities stabilized during 2003	1,761	1,716
Acquired communities	2,085	—
Other property segments	5,250	5,031
Other	71	76

Consolidated revenues	$71,580	$68,686

Contribution to NOI
Fully stabilized communities	$37,569	$37,903
Communities stabilized during 2003	1,212	1,242
Acquired communities	1,336	—
Other	(1,401)	(1,007)

Consolidated property net operating income	38,716	38,138

Interest income	165	180
Other revenue	71	76
Minority interest in consolidated property partnerships	113	183
Depreciation	(19,532)	(19,621)
Interest expense	(15,679)	(15,421)
Amortization of deferred financing costs	(1,688)	(1,116)
General and administrative	(5,295)	(4,642)
Development costs and other	(1,097)	(535)
Equity in income of unconsolidated real estate entities	147	216
Gain on sale of technology investment	5,267	—

Income (loss) from continuing operations	1,188	(2,542)
Income from discontinued operations	3,656	7,282

Net income	$4,844	$4,740

POST APARTMENT HOMES, L.P..
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

8.	SEVERANCE COSTS

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016, respectively. The following table summarizes the activity relating to aggregate severance charges for the three months ended March 31, 2005 and 2004:

	Three months ended
	March 31,
	2005	2004
Accrued severance charges, beginning of period	$15,317	$19,171
Payments for period	(442)	(747)
Interest accretion	226	251

Accrued severance charges, end of period	$15,101	$18,675

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $367 and $239 for the three months ended March 31, 2005 and 2004, respectively) aggregated $12,618 and $11,458 for the three months ended March 31, 2005 and 2004, respectively.

Non-cash investing and financing activities for the three months ended March 31, 2005 and 2004 were as follows:

During the three months ended March 31, 2005, the Operating Partnership’s derivative financial instruments (see note 6) increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $2,828. During the three months ended March 31, 2004, the Operating Partnership’s derivative financial instruments decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in partners’ equity of $2,252.

In the three months ended March 31, 2004, the net proceeds from an apartment community sale totaling $21,700 were held by a third party intermediary under a qualified tax deferred exchange program. The $21,700 was included in other assets on the consolidated balance sheet. This transaction was excluded from the statement of cash flows as a non-cash transaction (see note 4).

10.	STOCK-BASED COMPENSATION PLAN

During the three months ended March 31, 2005, the Company granted approximately 31 shares of restricted stock to Company officers and directors, of which approximately 6 shares were granted to the Company’s non-executive Chairman of the Board. The restricted shares vest ratably over three years. The total value of the restricted share grants of $1,098 for the three months, ended March 31, 2005 was initially reflected in partners’ equity reduced by non-amortized deferred compensation expense. Such deferred compensation is amortized ratably into compensation expense over the three year vesting period.

Additionally, in the three months ended March 31, 2005, the Company granted stock options to purchase approximately 254 shares, respectively, of Company common stock to Company officers and directors, of which 50 shares were granted to the Company’s non-executive Chairman of the Board. As discussed in note 1, the Company expenses the estimated value of stock options over their three year vesting periods.

11.	LEGAL PROCEEDINGS

On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Operating Partnership, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Operating Partnership records. Because the Operating Partnership believed the allegations were wholly without merit, the Operating Partnership moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Operating Partnership records, which was remanded to the Superior Court of Fulton County. To the extent that the litigation continues, the Operating Partnership plans to contest it vigorously.

POST APARTMENT HOMES, L.P..
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

On May 5, 2003, the Operating Partnership received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Operating Partnership as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Operating Partnership received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Operating Partnership as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Operating Partnership and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. The Operating Partnership is contesting the alleged shareholder’s appeal vigorously.

The Operating Partnership is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Operating Partnership believes that any resolution of pending proceedings or liability to the Operating Partnership which may arise as a result of these proceedings will not have a material adverse effect on the Operating Partnership’s results of operations or financial position.

12.	SALE OF TECHNOLOGY INVESTMENT

In February 2005, the Operating Partnership sold its investment in Rent.com, a privately-held internet leasing company, and recognized a gain of $5,267.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2005, the Company owned 24,523 apartment units in 63 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and including 205 apartment units currently under development. The Company is also developing 145 for-sale condominium units and is converting 382 apartment units in three communities (one in an unconsolidated entity) into for-sale condominium units through a taxable REIT subsidiary. At March 31, 2005, approximately 51.9%, 17.4%, 8.6% and 8.1% (on a unit basis) of the Company’s communities were located in the Atlanta, Dallas, Tampa and greater Washington, D.C. metropolitan area, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level.

At March 31, 2005, the Company owned approximately 94.3% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 5.7% common minority interest in the Operating Partnership.

Over the past several years, the multifamily apartment sector has been adversely impacted by the supply of multifamily apartments outpacing demand. While the construction of new multifamily apartments had continued at historical norms due primarily to the availability of capital and the low interest rate environment, demand for multifamily apartments was adversely impacted by overall weakness in the economy and the job market, as well as increased rates of homeownership due primarily to historically low mortgage interest rates. These factors contributed to the Company reporting declining apartment rental rates, same-store revenue and net operating income since 2001. Starting in 2004, however, the Company began to experience gradual signs of stabilization in apartment market fundamentals. In the first quarter of 2005, the Company reported increased average monthly rental rates on a year over year and sequential basis and reported increases in average economic occupancy over those same periods. The Company’s same store portfolio reported positive revenue growth on both a year over year and sequential basis, and four out of five of the Company’s largest markets also reported positive revenue growth over those same periods. See “Results of Operations” below where the Company’s operating results are discussed in more detail.

Over the past several years, the Company has also been a net seller of apartment assets in an effort to exploit opportunities to harvest value and recycle capital through the sale of non-core assets that no longer met the Company’s growth objectives. The Company’s asset sales program is consistent with its strategy of reducing its concentration in Atlanta, Georgia and Dallas, Texas, building critical mass in fewer markets and leveraging the Post® brand in order to improve operating efficiencies. The Company has redeployed capital raised from asset sales to strengthen its balance sheet, through the reduction of high-coupon preferred equity and debt, and to reinvest in assets that the Company believes demonstrate better growth potential.

At March 31, 2005, the Company had six apartment communities, containing 3,047 units, classified as held for sale (in addition to three communities, including one in an unconsolidated entity, that are being converted to condominiums). The Company expects to sell these six apartment communities in the second and third quarters of 2005 for aggregate gross purchase prices of at least $195,000, including the assumption and/or repayment of approximately $81,560 of tax-exempt secured indebtedness encumbering three of the communities. Four of the six communities held for sale are garden-style communities located in Atlanta, Georgia and Dallas, Texas, containing 2,881 units and with an average age of approximately 18 years. One of the properties held for sale is the Company’s only property located in Nashville, Tennessee. The remaining property held for sale is an urban redevelopment community located in Dallas, Texas. As of May 3, 2005, the Company had sold four of the six apartment communities for aggregate gross purchase prices of $86,750, including the assumption of approximately $34,060 of tax-exempt secured indebtedness. With the sale of the Company’s Post Bennie Dillon™ property in Nashville, TN, in April 2005, the Company exited that market and reduced the number of markets in which it operates to nine.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

In 2005, the Company, through a taxable REIT subsidiary, commenced the conversion of three existing apartment communities into for-sale condominium housing units, including one in an unconsolidated entity. These communities are located in Atlanta, Georgia, Dallas, Texas and Tampa, Florida. The Company transferred these communities (including its interest in one unconsolidated entity) to a taxable REIT subsidiary at their aggregate fair value of approximately $66,000 (including the aggregate fair value of approximately $30,000 relating to its Post Peachtree™ property in Atlanta, GA, in which the Company’s equity ownership interest is 35%). The Company began selling for-sale condominium units in the first quarter of 2005. The Company also launched a new for-sale housing brand, Post Preferred HomesTM, which will serve as the new unified marketing umbrella for the Company’s for-sale ventures, including developing new communities and converting existing assets into upscale for-sale housing in several key markets.

The Company expects to utilize net asset sales proceeds (including net proceeds from sales of for-sale condominium units) primarily to repay a portion of its debt that matures in 2005. The Company may also consider utilizing asset sales proceeds to repurchase its common stock, if the Company is able to do so at prices it considers attractive relative to its estimates of net asset value per share, or to pay a special dividend to common shareholders depending on the level of undistributed taxable gains, if any, during 2005. Based on current expectations regarding the timing of asset sales and related capital reinvestment activities, the Company expects that disposition activities will result in earnings dilution in 2005, in part, due to the assumption and/or repayment of low-floater, tax-exempt debt encumbering three of the Atlanta, Georgia communities held for sale. The timing and amount of these asset sales, and the related capital reinvestment activities, could significantly impact short-term operating results. There can be no assurances that these asset sales (including the sale of for-sale condominium units) will close. See “Liquidity and Capital Resources” below where the Company’s capital activities are discussed in more detail.

The following discussion should be read in conjunction with the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and the financial condition are substantially the same except for the effect of the 5.7% common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations”.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s expectations with regard to: anticipated apartment community sales in 2005 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium units and the related sales of the for-sale condominium units, net operating income for 2005, occupancy levels and rental rates, operating expenses, stabilized community net operating income, accounting recognition and measurement of guarantees, debt maturities and financing needs, dividend payments, its ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities held for sale, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2-3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;

•	The impact of competition on the Company’s business, including competition for residents and development locations;

•	The Company’s ability to obtain financing or self-fund the development of additional apartment communities;

•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

•	Uncertainties associated with the timing and amount of apartment community sales and the resulting gains/losses associated with such sales;

•	Uncertainties associated with the Company’s expansion into the condominium conversion and for-sale housing business;

•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;

•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and

•	Other factors, including the risk factors discussed on pages 7 through 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.

Critical Accounting Policies

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The discussion below addresses the implementation and impact of accounting policies with an impact on the Company in the three months ended March 31, 2005 and in the future periods.

SFAS No. 123R, “Share-Based Payment,” was issued in December 2004. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also supersedes the provisions of APB No. 25. The provisions of SFAS No. 123R are effective for the Company beginning on January 1, 2006. The Company plans to adopt the provisions of SFAS No. 123R in the first quarter of 2006 and is currently evaluating the alternative methods of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R is not expected to have a significant impact on the Company’s financial position or results of operations.

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, sales and the associated gains for individual condominium units are recognized upon the closing of the transactions, as all conditions for full profit recognition have been met. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at condominium conversion projects are included in discontinued operations.

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

At March 31, 2005, the Company’s portfolio of apartment communities, excluding three communities held in unconsolidated entities (including one community being converted into condominiums) and eight communities held for sale (including two communities being converted into condominiums), consisted of the following: (1) 52 communities that were completed and stabilized for all of the current and prior year, (2) one community that achieved full stabilization during 2004, and (3) one community that was acquired in 2004. Currently, all of the Company’s communities have reached stabilized occupancy and the Company has no communities in the lease-up stage. These operating segments exclude the operations of apartment communities classified as discontinued operations and apartment communities held in unconsolidated entities for the periods presented.

In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other property revenues, property operating and maintenance expenses (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to net operating income. See note 7 to the consolidated financial statements for a reconciliation of net operating income to GAAP net income. The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

All Operating Communities

The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities and other commercial properties summarized by segment for the three months ended March 31, 2005 and 2004 is summarized as follows:

	Three months ended
	March 31,
	2005	2004	% Change
Rental and other property revenues
Fully stabilized communities (1)	$62,413	$61,863	0.9%
Communities stabilized in 2004	1,761	1,716	2.6%
Acquired communities (2)	2,085	—	—
Other property segments (3)	5,250	5,031	4.3%

	71,509	68,610	4.2%

Property operating and maintenance expenses (exclusive of depreciation and amortization)
Fully stabilized communities (1)	24,844	23,960	3.7%
Communities stabilized in 2004	549	474	15.8%
Acquired communities (2)	749	—	—
Other expense (4)	6,651	6,038	10.2%

	32,793	30,472	7.6%

Property net operating income (5)	$38,716	$38,138	1.5%

Capital Expenditures (6)(7)
Recurring capital expenditures:
Carpet	$642	$612	4.99%
Other	1,017	1,164	(12.6)%

Total	$1,659	$1,776	(6.6)%

Non-recurring capital expenditures	$624	$1,144	(45.5)%

Average apartment units in service	20,726	20,227

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

(1)	Communities which reached stabilization prior to January 1, 2004.

(2)	Communities acquired subsequent to January 1, 2004.

(3)	Other property segment revenues include revenue from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $71 and $76 for the three months ended March 31, 2005 and 2004, respectively.

(4)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.

(5)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended
	March 31,
	2005	2004
Consolidated property NOI	$38,716	$38,138
Add (subtract):
Other revenues	71	76
Interest income	165	180
Minority interest in consolidated property partnerships	113	183
Depreciation	(19,532)	(19,621)
Interest expense	(15,679)	(15,421)
Amortization of deferred financing costs	(1,688)	(1,116)
General and administrative	(5,295)	(4,642)
Development costs and other expenses	(1,097)	(535)
Gain on sale of technology investment	5,267	—
Equity in income of unconsolidated entities	147	216
Minority interest of preferred unitholders	—	(1,400)
Minority interest of common unitholders	42	599

Income (loss) from continuing operations	1,230	(3,343)
Income from discontinued operations	3,446	6,754

Net income	$4,676	$3,411

(6)	In addition to those expenses which relate to property operations, the Company incurs recurring and non-recurring expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Non-recurring capital expenditures are those that generally occur less frequently than on an annual basis.

(7)	A reconciliation of property capital expenditures from continuing operations to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Three months ended
	March 31,
	2005	2004
Recurring capital expenditures
Continuing operations	$1,668	$1,782
Discontinued operations	290	640

Total recurring capital expenditures per statements of cash flows	$1,958	$2,422

Non-recurring capital expenditures
Continuing operations	$874	$1,216
Discontinued operations	28	28

Total non-recurring capital expenditures per statements of cash flows	$902	$1,244

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2005 to 2004 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2004. This portfolio consisted of 52 communities with 20,028 units, including 25 communities with 9,672 units (48.3%) located in Atlanta, Georgia, 13 communities with 3,939 units (19.7%) located in Dallas, Texas, three communities with 2,089 units (10.4%) located in Tampa, Florida, three communities with 1,204 units (6.0%) located in Washington, DC, three communities with 1,065 units (5.3%) located in Charlotte, North Carolina and five communities with 2,059 units (10.3%) located in other markets. The operating performance and capital expenditures of these communities are summarized as follows:

	Three months ended
	March 31,
	2005	2004	% Change
Rental and other revenues	$62,413	$61,863	0.9%
Property operating and maintenance expenses (excluding depreciation and amortization)	24,844	23,960	3.7%

Same store net operating income (1)	$37,569	$37,903	(0.9)%

Capital expenditures (2)
Recurring
Carpet	$555	$596	(6.9)%
Other	1,020	1,173	(13.0)%

Total recurring	1,575	1,769	(11.0)%
Non-recurring	618	1,144	(46.0)%

Total capital expenditures (A)	$2,193	$2,913	(24.7)%

Total capital expenditures per unit (A÷20,028 units)	$109	$145	(24.8)%

Average economic occupancy (3)	93.5%	93.0%	0.5%

Average monthly rental rate per unit (4)	$1,043	$1,035	0.8%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See note 7 to the consolidated financial statements for a reconciliation of net operating income for stabilized communities to GAAP net income.

(2)	A reconciliation of these segment components of property capital expenditures to total recurring and non-recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended
	March 31,
	2005	2004
Recurring capital expenditures by operating segment
Same store	$1,575	$1,769
Stabilized in prior year	4	7
Other property segments, including discontinued operations	379	646

Total recurring capital expenditures per statements of cash flows	$1,958	$2,422

Non-recurring capital expenditures by operating segment
Same store	$618	$1,144
Stabilized in prior year	—	—
Other property segments, including discontinued operations	284	100

Total non-recurring capital expenditures per statements of cash flows	$902	$1,244

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

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 92.9% and 92.7% for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, net concessions were $270 and $57, respectively, and employee discounts were $110 and $115, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

The Operating Partnership reported net income available to common unitholders of $2,935 for the three months ended March 31, 2005 compared to a net loss attributable to common unitholders of $973 for the three months ended March 31, 2004 and the Company reported net income available to common shareholders of $2,767 for the three months ended March 31, 2005 compared to a net loss attributable to common shareholders of $902 for the three months ended March 31, 2004. The increase between periods primarily reflects the gain on sale of a technology investment of $5,267 in 2005 offset somewhat by gains on sales of real estate assets of $1,627 in 2004. The impact of these items is discussed below.

Rental and other revenues from property operations increased $2,899 or 4.2% from 2004 to 2005 primarily due to increased revenues from the Company’s acquired and same store communities of $2,635. The revenue increase from acquired communities reflects the Company’s acquisition of one community in June 2004. The revenue increase from same store communities in 2005 reflects slightly increased occupancy and modestly higher average rental rates between periods. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,321 or 7.6% primarily due to increased corporate property management expenses associated with the Company’s property management software implementation project and increased expenses due to increased business volume in the Company’s corporate apartment business (included in other expenses) as well as increases in property operating and maintenance expenses (excluding depreciation and amortization) for acquired communities of $749 and for fully stabilized communities of $884, or 3.7%, between periods (see discussion below).

For the three months ended March 31, 2005, gains on sales of real estate assets from discontinued operations represents the net profits of $358 from condominium sales at the Company’s condominium conversion communities. For the three months ended March 31, 2004, the Company recognized gains from discontinued operations of $1,627 from the sale of one community containing 398 units and certain land parcels. These sales generated net proceeds of approximately $23,979, of which approximately $21,700 was held by a third party intermediary at March 31, 2004 under a qualified tax deferred exchanged program.

Depreciation expense decreased $89, or 0.5% from 2004 to 2005 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2004 offset by increased depreciation on a property acquired in June 2004.

General and administrative expenses increased $653, or 14.1%, from 2004 to 2005 primarily due to higher expenses related to legal, audit, and data processing expenses. The increase in legal expenses of approximately $152 relates to costs associated with shareholder litigation and other shareholder matters. The increase in audit costs reflects the impact of the final settlement of prior year audit costs of approximately $90 and the increased data processing expenses reflects increased costs associated with the implementation of new property management software systems in 2005.

Development costs and other expenses increased $562 or 105.1% primarily due to increased personal and associated costs relating to the addition of new development personnel and to establish development capabilities in three regional markets in mid to late 2004, approximately $292 of severance expenses and approximately $110 of expenses associated with marketing the Company’s for-sale condominium product in the Washington D.C. market.

Interest expense included in continuing operations increased $258 or 1.7% from 2004 to 2005. The comparable expense amounts between periods reflect stable average interest rates in the Company’s debt portfolio and consistent outstanding debt levels associated with results from continuing operations. Interest expense included in discontinued operations decreased from $1,783 in 2004 to $1,044 in 2005 primarily due to interest expense associated with eight communities sold in 2004.

Equity in income of unconsolidated real estate entities decreased $69 from 2004 to 2005. This decrease was primarily due to the loss on early debt extinguishment of $273 at one of the unconsolidated entities, as the entity commenced the conversion of its apartment community into for-sale condominiums. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.

The gain of sale of technology investment in 2005 of $5,267 represents the gain on sale of the Company’s investment in Rent.com, a privately-held internet leasing company.

Recurring and nonrecurring capital expenditures from continuing operations decreased $637 or 21.8% from 2004 to 2005. The decrease in capital expenditures primarily reflects the impact of some large special, nonrecurring projects in 2004 related to water infiltration at one property located in Tampa, FL and other structural projects at a property in Dallas, TX. There were no individually large special, nonrecurring projects in 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Stabilized Communities

Rental and other revenues increased $550 or 0.9% from 2004 to 2005. This increase resulted from an increase in average economic occupancy of the portfolio from 93.0% in 2004 to 93.5% in 2005 and a 0.8% increase in the average monthly rental rate per apartment unit. These occupancy increases resulted in lower vacancy losses of $129. The increase in average rental rates resulted in a revenue increase of approximately $467 between years. Overall, the improving performance of the operating portfolio reflects gradually improving market conditions in most of the Company’s markets resulting generally from improved economic conditions. With generally stable to modestly increasing occupancy rates in 2005, the Company’s strategy is focused on increasing average rental rates in 2005 as the Company’s markets show general economic improvement.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $884 or 3.7% from 2004 to 2005. This increase was primarily due to increased personnel expenses of $160 or 2.8%, increased property tax expenses of $400 or 5.0% and increased ground rent expenses of $324 or 95.9%. Personnel expenses increased due to annual salary increases and increased health insurance expenses in 2005. Property tax expense increased primarily due to estimated increases for 2005 taxes. The increase in ground rent expense of $324 reflects the Company’s decision in 2005 to begin straight-lining long-term ground lease payments associated with leases with stated rent escalations (the straight-lining of ground rents resulted in $317 of the increase). See a related discussion in note 1 to the consolidated financial statements.

Discontinued Operations

In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations. For the three months ended March 31, 2005, income from discontinued operations included the results of operations of eight communities, containing 3,308 units, classified as held for sale at March 31, 2005. Two of the communities, originally containing 261 units, are being converted into for-sale condominiums. For the three months ended March 31, 2004, income from discontinued operations included the results of operations of eight communities classified as held for sale at March 31, 2005 and the results of operations of eight communities sold in 2004 through the earlier of March 31, 2004 or their sale dates. The revenues and expenses of discontinued operations are summarized in note 4 to the consolidated financial statements. The gains on sales of real estate assets between periods reflect the timing and size of the communities and for-sale condominiums sold. In the first quarter of 2005, the Company started closing for-sale condominiums from assets converted into condominiums. The Company recognized net gains from these sales of $358 ($337 net of minority interest) in the first quarter of 2005. These gains are discussed in note 4 to the consolidated financial statements. The Company expects to continue closing for-sale condominium sales in 2005 at three communities (one held in an unconsolidated entity).

As discussed under “Liquidity and Capital Resources”, the Company expects to continue to sell real estate assets and also convert certain apartment assets into for-sale condominiums in future periods as part of its overall investment, disposition and acquisition strategy. As such, the Company may continue to have additional assets classified as held for sale, however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from period to period. Additionally, should the Company change its expectations regarding the holding period for certain assets or decide to classify certain assets as held for sale, this could cause the Company to recognize impairment losses in future periods if the carrying value of these assets is not deemed recoverable.

Outlook

Certain statements made below may constitute “forward-looking statements” within the meaning of the federal securities laws, and are based on current apartment market and general economic conditions and other risks as outlined in the section titled “Disclosure Regarding Forward-Looking Statements” above.

The Company’s outlook for the full year of 2005 is based on the expectation that apartment fundamentals will continue to steadily improve throughout the year. Rental and other revenues from fully stabilized communities are expected to increase modestly when compared to 2004, primarily driven by expected rental rate increases. However, operating expenses of fully stabilized communities are also expected to increase in 2005. The Company expects the primary drivers of this expense increase will be personnel expenses, property taxes, utility expenses and repairs and maintenance expenses, which are expected to increase mainly due to increases in exterior painting between years. Based on these assumptions for 2005, management expects stabilized community net operating income to increase modestly in 2005.

In 2005, management expects to continue to sell apartment communities and had six communities identified as held for sale, at March 31, 2005. These sales are expected to close in the second and third quarters of 2005 and are expected to generate accounting gains in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

2005. The expected net proceeds from these sales are intended to be used for various corporate purposes, including repayments of debt maturing in 2005 and possible common stock repurchases. Additionally, the Company, through a taxable REIT subsidiary, is converting three of its existing apartment communities (one held in an unconsolidated entity) into for-sale condominium units and expects to sell those units during 2005 and 2006. The Company expects to realize net accounting gains in 2005 from these condominium sales.

Management expects interest expense in 2005 to be lower than in 2004 due generally to lower average debt levels between years and the refinancing of maturing public debt at lower rates in 2005. Management also expects modest declines in general and administrative expenses due primarily to reductions in estimated costs associated with Sarbanes-Oxley compliance.

The Company has one project under construction with a total expected cost of approximately $95,000 and expects to begin additional development projects later in 2005. In 2004, the Company added additional executive development personnel with the purpose of increasing its development and investment activities in 2005. The Company expects these additional personnel resources will be dilutive to earnings in 2005 until the incremental personnel and associated costs can be fully absorbed by new development and value creation activities.

For the second quarter of 2005, management expects to report higher net income compared to the first quarter of 2005. Net income for the second quarter is expected to be driven by the gains from real estate asset sales. Additionally, the Company expects increased gains from condominium sales as closings are anticipated to increase at one condominium conversion property and begin at two additional condominium conversion properties (including one in an unconsolidated entity). Management expects same store property net operating income to be somewhat higher when compared to the first quarter of 2005, primarily driven by modestly higher projected operating revenues, offset in part by modestly higher projected operating expenses. General and administrative costs are expected to be relatively flat compared to the first quarter of 2005.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness discussed herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities decreased from $28,892 in 2004 to $23,623 in 2005 primarily due to reduced earnings from the dilutive impact of prior year asset sales. The Company expects cash flows from operating activities to show declines for the full year of 2005 compared to 2004 primarily driven by the dilutive cash flow impact from asset sales.

Net cash flows from investing activities decreased from net cash provided by investing activities of $48,797 in 2004 to net cash used in investing activities of $25,203 in 2005 primarily due to increased development and land acquisition costs in 2005 (as the Company initiated new development activities) and additional mortgage advances to unconsolidated entities in 2005 offset somewhat by the proceeds from the sale of a technology investment in 2005. In 2004, the Company received net repayments of construction loan advances from unconsolidated entities.

Net cash flows from financing activities increased from net cash used in financing activities of $62,076 in 2004 to net cash provided by financing activities of $4,392 in 2005 primarily due to the 2004 redemption of preferred stock from proceeds of prior period asset sales and from the repayment of construction loan advances from unconsolidated entities.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT in 2005. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income.

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

For the three months ended March 31, 2005, the Company’s net cash flow from operations, reduced by operating capital expenditures, was not sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

approximately $1,000. Cash flows from operations, reduced by operating capital expenditures, would have been lower, by approximately $2,720, excluding the favorable change in working capital items impacting operating cash flows for the period. These working capital items fluctuate from period to period, primarily due to the timing of payments of interest, property taxes and operating payables. As discussed below, the Company expects its operating cash flows, less operating capital expenditures, to be less than its dividend requirements for the full year of 2005. The Company’s net cash flow from operations and proceeds from apartment communities and for-sale condominiums sales continue to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

For full year of 2005, management of the Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $15,000 to $20,000. This forecasted dividend shortfall excludes incremental gains on condominium sales and gain on sale of technology investment which are included in cash flows from investing activities. The Company intends to use primarily the proceeds from 2005 apartment community and for-sale condominium sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The factors leading to this net operating cash flow shortfall are the soft market conditions for the Company’s operating properties over the last few years and the short-term negative cash flow impact of sales of operating properties (discussed below) prior to the reinvestment of such proceeds. The Company’s board of directors, however, will continue to review the dividend quarterly.

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selective operating properties and for-sale condominiums, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

In the three months ended March 31, 2005, the Company sold no apartment communities. In April and May 2005, the Company sold four communities, containing 1,102 units, for gross proceeds of approximately $86,750, including the assumption of approximately $34,060 of tax-exempt secured debt encumbering two of the properties. In addition, in the first quarter of 2005, the Company generated approximately $3,296 of net proceeds from for-sale condominium sales. The Company expects to continue to generate cash proceeds from the sale of apartment communities and sale of condominiums at its condominium conversion projects in 2005. Adjusted for the April and May 2005 sales discussed above, the Company has two additional communities, one of which is located in Dallas, TX and the other in Atlanta, GA, which are expected to be sold in the second and third quarters of 2005. These sales are expected to generate significant capital gains for tax purposes in 2005. Realized capital gains must generally be distributed to shareholders, in the form of dividends, in order to avoid the payment of income taxes at the corporate level. The Company expects to be able to use its regular quarterly dividend of $0.45 per share, as well as other tax planning strategies, to pay out or otherwise mitigate the impact of these capital gains. The Company may also consider paying a special dividend to common shareholders depending on the level of undistributed taxable gains, if any, during 2005.

At March 31, 2005, the Company had $208,640 outstanding under its $370,000 combined line of credit facilities. The Company’s credit facilities, mature in January 2007. Management believes it will have adequate capacity under its facilities to execute its business plan and meet its short-term liquidity requirements. The Company intends to reduce its outstanding borrowings under its revolving lines of credit through a combination of permanent financing and asset sales (as discussed above). A further discussion of the terms of the Company’s line of credit agreements is included in note 2 to the consolidated financial statements.

Long-term Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at March 31, 2005 is included in note 2 to the consolidated financial statements. A discussion of changes in secured and unsecured debt during the first three months of 2005 is discussed below.

Upon their maturity in February 2005, the Company repaid $25,000 of its 7.28% medium term, unsecured notes, from available borrowings under its unsecured lines of credit. In March 2005, the Company repaid its $100,000 outstanding principal balance under the 6.85% Mandatory Par Put Remarketed Securities (“MOPPRS”) debt arrangement.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Stock Repurchase Program

In the fourth quarter of 2004, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2006. In the three months ended March 31, 2005, the Company repurchased $9,046 of common stock under a 10b5-1 stock purchase plan. In addition, the Company received approximately 2 shares of common stock at an aggregate cost of $82 from certain employees through the surrender of such shares to satisfy tax withholding obligations under the Company’s existing stock compensation plans.

Subsequent to quarter-end through April 30, 2005, the Company has repurchased an additional $6,348 of its common stock under a 10b5-1 stock purchase plan which expires on May 31, 2005.

Capitalization of Fixed Assets and Community Improvements

The Company has a policy of capitalizing those expenditures relating to the acquisition of new assets and the development and construction of new apartment and condominium communities. In addition, the Company capitalizes expenditures that enhance the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life of these assets) after construction completion. Thereafter, these replacements are capitalized. Further, the Company expenses as incurred all interior and exterior painting of communities.

In conjunction with acquisitions of existing communities, it is the Company’s policy to provide in its acquisition budgets adequate funds to complete any deferred maintenance items and to otherwise make the communities acquired competitive with comparable newly-constructed communities. In some cases, the Company will provide in its acquisition budgets additional funds to upgrade or otherwise improve new acquisitions. Such costs are generally capitalized as costs of the acquired communities, when identified and included as part of an approved capital budget at the time of acquisition and when incurred during the twelve months subsequent to the acquisition date.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for the three months ended March 31, 2005 and 2004 are summarized as follows:

	Three months ended
	March 31,
	2005	2004
New community development and acquisition activity (1)	$14,370	$293
Non-recurring capital expenditures
Revenue generating additions and improvements (2)	—	26
Other community additions and improvements (3)	902	1,244
Recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	1,958	2,422
Corporate additions and improvements	701	134

	$17,931	$4,119

Other Data
Capitalized interest	$367	$239

Capitalized personnel and associated costs (5)	$250	$249

(1)	Reflects aggregate community development costs, exclusive of the change in construction payables between years.

(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.

(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.

Current Development Activity

At March 31, 2005, the Company had one community under development containing 350 apartment and for-sale condominium units. This community is summarized in the table below.

			Costs			Estimated
		Estimated	Incurred	Quarter of	Quarter of	Quarter of
	Number of	Construction	as of	Construction	First Units	Stabilized
Metropolitan Area	Units	Cost	3/31/2005	Start	Available	Occupancy (1)
		($ in millions)
Construction/Lease-up Communities

Washington D.C.
Post CarlyleTM – Apartments and condominiums (2)	350	$95	$27	4Q ‘04	2Q ‘06	2Q ‘07

Construction/Lease-up Communities	350	$95	$27

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	The condominium component of the project, consisting of 145 units, will be developed through a taxable REIT subsidiary in a majority owned joint venture with a Washington D.C. based developer.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Funds from Operations

The Company uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of funds from operations (“FFO”). FFO is defined by NAREIT as net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciable property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures all determined on a consistent basis in accordance with GAAP. FFO is a supplemental non-GAAP financial measure. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.

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

A reconciliation of net income (loss) available to common shareholders to FFO is provided below.

	Three months ended
	March 31,
	2005	2004
Net income (loss) available to common shareholders	$2,767	$(902)
Minority interest of common unitholders – continuing operations	(42)	(599)
Minority interest in discontinued operations (1)	210	528
Depreciation on wholly-owned real estate assets, net (2)	18,749	20,039
Depreciation on real estate assets held in unconsolidated entities	297	327
Gains on sales of real estate assets – discontinued operations	(358)	(1,627)
Incremental gains on condominium sales (4)	358	—

Funds from operations available to common shareholders (5)	$21,981	$17,766

Cash flow provided by (used in):
Operating activities	$23,623	$28,892
Investing activities	$(25,203)	$48,797
Financing activities	$4,392	$(62,076)

Weighted average shares outstanding – basic	40,167	39,382
Weighted average shares and units outstanding – basic	42,614	42,461
Weighted average shares outstanding – diluted (3)	40,386	39,437
Weighted average shares and units outstanding – diluted (3)	42,833	42,516

(1)	Represents the minority interest in earnings and gains (losses) on properties held for sale and sold reported as discontinued operations for the periods presented.

(2)	Depreciation on wholly-owned real estate assets is net of the minority interest portion of depreciation in consolidated entities.

(3)	Diluted weighted average shares and units for the three months ended March 31, 2005 and 2004 include 219 and 55 shares and units, respectively, that were antidilutive to all income (loss) per share computations under generally accepted accounting principles.

(4)	The Company expects to recognize incremental gains on condominium sales in FFO to the extent that net sales proceeds from the sale of condominium units exceed the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.

(5)	Funds from operations for the three months ended March 31, 2005 include a gain of $5,267 on the sale of a technology investment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At March 31, 2005, the Company had $307,140 of variable rate debt tied to LIBOR. In addition, the Company had $110,055 of variable tax-exempt debt with interest based on the FNMA “AAA” tax exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

The table below provides information about the Company’s derivative financial instruments at March 31, 2005 that are sensitive to changes in interest rates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value
					Asset (Liab.)
Interest Rate Swap

Variable to fixed	$104,000 amortizing	6.04%	1 month LIBOR	7/31/09	$(6,075)
	to $90,270

Interest Rate Cap	$14,760	5.00%	—	2/01/08	9
Interest Rate Cap	$95,295	5.00%	—	2/01/08	61

					$(6,005)

As more fully described in note 6 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $98,500 FNMA borrowings effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at March 31, 2005, would increase or decrease by approximately $3,187 on an annualized basis.

There have been no material changes in the value of the Company’s fixed debt since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure control and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, which was remanded to the Superior Court of Fulton County. To the extent that the litigation continues, the Company plans to contest it vigorously.

On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in the second quarter of 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. The Company is contesting the alleged shareholder’s appeal vigorously.

The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these proceedings will not have a material adverse effect on the Company’s results of operations or financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	through (b) – None

(c)	The following table summarizes the Company’s purchases of its equity securities in the three months ended March 31, 2005 (in thousands, except per share amounts).

					Approximate
				Total Number of	Dollar Value of
				Shares Purchased	Shares that May
				as Part of Publicly	Yet Be Purchased
	Total Number of		Average Price	Announced Plans	Under the Plans
Period	Shares Purchased		Paid Per Share	or Programs	or Programs
January 1, 2005 to January 31, 2005	146	(2)	$32.16	144	$195,384	(1)
February 1, 2005 to February 28, 2005	—		—	—	—
March 1, 2005 to March 31, 2005	142		31.18	142	190,955	(1)

Total	288		$31.68	286	$190,955

(1)	In the fourth quarter of 2004, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2006.

(2)	Includes the surrender of approximately 2 shares of common stock from certain employees to satisfy tax withholding obligations under the Company’s existing stock compensation plans.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 6. EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports (as indicated in the footnotes to this Exhibit Table) and are incorporated by reference herein.

(a)	Exhibits

3.1(a)	Articles of Incorporation of the Company.

3.2(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.3(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.4(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.5(c)	Articles of Amendment to the Articles of Incorporation of the Company.

3.6(d)	Bylaws of the Company (as Amended and Restated as of November 5, 2003).

3.6(e)	Amendment No.1 to the Amended and Restated Bylaws of the Company

4.1(f)	Indenture between the Company and SunTrust Bank, as Trustee.

4.2(f)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.

11.1(g)	Statement Regarding Computation of Per Share Earnings.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit of the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.

(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company and incorporated herein by reference.

(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
May 10, 2005	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer

May 10, 2005	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer

May 10, 2005	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

May 10, 2005	By	/s/ David P. Stockert
David P. Stockert President and Chief Executive Officer

May 10, 2005	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer

May 10, 2005	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

3.1(a)	Articles of Incorporation of the Company.

3.2(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.3(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.4(b)	Articles of Amendment to the Articles of Incorporation of the Company.

3.5(c)	Articles of Amendment to the Articles of Incorporation of the Company.

3.6(d)	Bylaws of the Company (as Amended and Restated as of November 5, 2003).

3.6(e)	Amendment No.1 to the Amended and Restated Bylaws of the Company

4.1(f)	Indenture between the Company and SunTrust Bank, as Trustee.

4.2(f)	First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee.

11.1(g)	Statement Regarding Computation of Per Share Earnings.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended March 31, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit of the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.

(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884) of the Company and incorporated herein by reference.

(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.