Form 10-K/A
period 2005-12-31
POST APARTMENT HOMES LP; POST PROPERTIES INC
filed 2006-03-28
CIK 1012271, 903127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-12080
Commission file number 0-28226
POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.
(Exact name of registrants as specified in their charters)

Georgia	58-1550675
Georgia	58-2053632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4401 Northside Parkway, Suite 800, Atlanta, Georgia 30327
(Address of principal executive office — zip code)
(404) 846-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Name of Each Exchange
Title of each class	on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
8 1/2% Series A Cumulative	New York Stock Exchange
Redeemable Preferred Shares, $.01 par value
7 5/8% Series B Cumulative	New York Stock Exchange
Redeemable Preferred Shares, $.01 par value
Securities registered pursuant to Section 12(g) of the Act: None

Name of Each Exchange
Title of each class	on Which Registered
None	None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Post Properties, Inc.	Yes	☑	No	☐
Post Apartment Homes, L.P.	Yes	☑	No	☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Post Properties, Inc.	Yes	☐	No	☑
Post Apartment Homes, L.P.	Yes	☐	No	☑
     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Post Properties, Inc.	Yes	☑	No	☐
Post Apartment Homes, L.P.	Yes	☑	No	☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2005 was approximately $1,324,737,851. As of February 28, 2006 there were 42,029,956 shares of common stock, $.01 par value, outstanding.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Post Apartment Homes, L.P.	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	☐	No	☑
Post Apartment Homes, L.P.	Yes	☐	No	☑

DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Post Properties, Inc.’s Proxy Statement in connection with its Annual Meeting of Shareholders to be held May 18, 2006 are incorporated by reference in Part III.

TABLE OF CONTENTS

ITEM 6. SELECTED FINANCIAL DATA
SIGNATURES
SIGNATURES
Exhibit Index
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
The Registrants are filing this Amendment No. 1 to the Registrants’ Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “10-K”) to revise inadvertent inaccuracies on pages 22 and 23 concerning the number of stabilized communities and stabilized apartment units of Post Properties, Inc. and Post Apartment Homes, L.P. at December 31, 2005. We are making no other changes to this filing.
The Registrants hereby amend Item 6 of the 10-K by striking all data and text in the current Item 6 and replacing it with a new Item 6.
Pursuant to the rules of the SEC, the Registrants have also amended the 10-K to contain currently-dated certifications from the Registrants’ chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002.
ITEM 6. SELECTED FINANCIAL DATA
Post Properties, Inc.
(In thousands, except per share and apartment unit data)

	Year ended December 31,
	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$279,508	$266,191	$253,345	$248,682	$265,035
Other	17,295	16,593	14,814	14,200	14,863
Third-party services(1)	—	—	—	—	14,088

Total revenues	$296,803	$282,784	$268,159	$262,882	$293,986

Income (loss) from continuing operations(2)	$6,628	$(26,282)	$(26,885)	$23,784	$58,792
Income from discontinued operations(3)	135,320	114,501	41,041	36,962	28,748

Income before cumulative effect of accounting change	$141,948	$88,219	$14,156	$60,746	$87,540

Net income(4)	$141,948	$88,219	$14,156	$60,746	$86,927
Dividends to preferred shareholders	(7,637)	(8,325)	(11,449)	(11,449)	(11,768)
Redemption costs on preferred stock and units	—	(3,526)	—	—	(239)

Net income available to common shareholders	$134,311	$76,368	$2,707	$49,297	$74,920

PER COMMON SHARE DATA
Income (loss) from continuing operations (net of preferred dividends and redemption costs) — basic	$(0.03)	$(0.96)	$(1.02)	$0.33	$1.23
Income from discontinued operations — basic	3.36	2.88	1.09	1.00	0.76
Income before cumulative effect of accounting change (net of preferred dividends and redemption costs) — basic	3.34	1.92	0.07	1.33	1.98
Net income available to common shareholders — basic	3.34	1.92	0.07	1.33	1.97
Income (loss) from continuing operations (net of preferred dividends and redemption costs) — diluted	$(0.03)	$(0.96)	$(1.02)	$0.33	$1.22
Income from discontinued operations — diluted	3.36	2.88	1.09	1.00	0.75
Income before cumulative effect of accounting change (net of preferred dividends and redemption costs) — diluted	3.34	1.92	0.07	1.33	1.97
Net income available to common shareholders — diluted	3.34	1.92	0.07	1.33	1.96
Dividends declared	1.80	1.80	1.80	3.12	3.12
Weighted average common shares outstanding — basic	40,217	39,777	37,688	36,939	38,053
Weighted average common shares outstanding — diluted	40,217	39,777	37,688	36,954	38,268

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,416,335	$2,502,418	$2,596,376	$2,705,215	$2,777,980
Real estate, net of accumulated depreciation	1,899,381	1,977,719	2,085,517	2,258,037	2,371,256
Total assets	1,981,454	2,053,842	2,215,451	2,508,151	2,538,351
Total debt	980,615	1,129,478	1,186,322	1,414,555	1,336,520
Shareholders’ equity	881,009	788,070	796,526	833,699	901,517

OTHER DATA
Cash flow provided by (used in):
Operating activities	$86,761	$79,105	$91,549	$119,763	$161,564
Investing activities	70,293	131,873	234,195	(48,821)	(51,213)
Financing activities	(150,767)	(212,189)	(330,800)	(69,355)	(113,007)
Total stabilized communities (at end of period)	57	65	70	75	78
Total stabilized apartment units (at end of period)	21,237	24,700	27,613	29,199	27,710
Average economic occupancy (fully stabilized communities)(5)	94.5%	93.5%	91.9%	90.9%	94.9%

(1)	Consists of revenues from property management and landscape services provided to properties owned by third parties. These businesses were sold in the fourth quarter of 2001.

(2)	Income (loss) from continuing operations in 2005 includes a $5,267 gain on sale of technology investment and severance charges of $796. Income (loss) from continuing operations in 2004 included the impact of costs associated with the termination of a debt remarketing agreement (interest expense) and an early debt extinguishment loss totaling $14,626. See note 3 to the consolidated financial statements for a discussion of these costs. Income (loss) from continuing operations in 2003 included the impact of severance and proxy costs totaling $26,737. See note 7 to the consolidated financial statements for a discussion of these costs. Income from continuing operations in 2001 included the impact of project abandonment, employee severance and other charges totaling $17,450.

(3)	Upon the implementation of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations. As the operating results and gains or losses from the sale of real estate assets prior to January 1, 2002 are included in continuing operations, the presentation of results is not comparable between years.

(4)	Includes the impact of $613, net of minority interest, resulting from the cumulative effect of accounting change from the Company’s adoption of SFAS No. 133 in 2001.

(5)	Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.9%, 93.0%, 90.8%, 89.1% and 93.8% for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively). Net concessions were $1,019, $621, $2,518, $4,215 and $1,860 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Employee discounts were $420, S442, $535, $660 and $895 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.
Post Apartment Homes, L. P.
(In thousands, except per unit and apartment unit data)

	Year ended December 31,
	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$279,508	$266,191	$253,345	$248,682	$265,035
Other	17,295	16,593	14,814	14,200	14,863
Third-party services(1)	—	—	—	—	14,088

Total revenues	$296,803	$282,784	$268,159	$262,882	$293,986

Income (loss) from continuing operations (2)	$6,575	$(25,088)	$(25,652)	$31,073	$70,686
Income from discontinued operations (3)	142,472	122,265	45,749	42,045	32,646

Income before cumulative effect of accounting change	$149,047	$97,177	$20,097	$73,118	$103,332

Net income (4)	$149,047	$97,177	$20,097	$73,118	$102,637
Distributions to preferred unitholders	(7,637)	(12,105)	(17,049)	(17,049)	(17,368)
Redemption costs on preferred units	—	(3,526)	—	—	(239)

Net income available to common unitholders	$141,410	$81,546	$3,048	$56,069	$85,030

PER COMMON UNIT DATA
Income (loss) from continuing operations (net of preferred distributions and redemption costs) — basic	$(0.03)	$(0.96)	$(1.02)	$0.33	$1.23
Income from discontinued operations — basic	3.36	2.88	1.09	1.00	0.76
Income before cumulative effect of accounting change (net of preferred distributions and redemption costs) — basic	3.34	1.92	0.07	1.33	1.98
Net income available to common unitholders — basic	3.34	1.92	0.07	1.33	1.97
Income (loss) from continuing operations (net of preferred distributions and redemption costs) — diluted	$(0.03)	$(0.96)	$(1.02)	$0.33	$1.22
Income from discontinued operations — diluted	3.36	2.88	1.09	1.00	0.75
Income before cumulative effect of accounting change (net of preferred distributions and redemption costs) — diluted	3.34	1.92	0.07	1.33	1.97
Net income available to common unitholders — diluted	3.34	1.92	0.07	1.33	1.96
Distributions declared	1.80	1.80	1.80	3.12	3.12
Weighted average common units outstanding — basic	42,353	42,474	42,134	42,021	43,212
Weighted average common units outstanding — diluted	42,353	42,474	42,134	42,036	43,427

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,416,335	$2,502,418	$2,596,376	$2,705,215	$2,777,980
Real estate, net of accumulated depreciation	1,899,381	1,977,719	2,085,517	2,258,037	2,371,256
Total assets	1,981,454	2,053,842	2,215,451	2,508,151	2,538,351
Total debt	980,615	1,129,478	1,186,322	1,414,555	1,336,520
Partners’ equity	907,773	831,411	928,935	993,976	1,077,670

OTHER DATA
Cash flow provided by (used in):
Operating activities	$86,761	$79,105	$91,549	$119,763	$161,564
Investing activities	70,293	131,873	234,195	(48,821)	(51,213)
Financing activities	(150,767)	(212,189)	(330,800)	(69,355)	(113,007)
Total stabilized communities (at end of period)	57	65	70	75	78
Total stabilized apartment units (at end of period)	21,237	24,700	27,613	29,199	27,710
Average economic occupancy (fully stabilized communities) (5)	94.5%	93.5%	91.9%	90.9%	94.9%

(1)	Consists of revenues from property management and landscape services provided to properties owned by third parties. These businesses were sold in the fourth quarter of 2001.

(2)	Income (loss) from continuing operations in 2005 includes a $5,267 gain on sale of technology investment and severance charges of $796. Income (loss) from continuing operations in 2004 included the impact of costs associated with the termination of a debt remarketing agreement (interest expense) and an early debt extinguishment loss totaling $14,626. See note 3 to the consolidated financial statements for a discussion of these costs. Income (loss) from continuing operations in 2003 included the impact of severance and proxy costs totaling $26,737. See note 7 to the consolidated financial statements for a discussion of these costs. Income from continuing operations in 2001 included the impact of project abandonment, employee severance and other charges totaling $17,450.

(3)	Upon the implementation of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” on January 1, 2002, the operating results of real estate held for sale and sold are reported as discontinued operations for all years presented. Additionally, all gains and losses on the sale of assets classified as held for sale subsequent to January 1, 2002 are included in discontinued operations. As the operating results and gains or losses from the sale of real estate assets prior to January 1, 2002 are included in continuing operations, the presentation of results are not comparable between years.

(4)	Includes the impact of $695 resulting from the cumulative effect of accounting change from the Company’s adoption of SFAS No. 133 in 2001.

(5)	Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.9%, 93.0%, 90.8%, 89.1% and 93.8% for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively). Net concessions were $1,019, $621, $2,518, $4,215 and $1,860 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Employee discounts were $420, $442, $535, $660 and $895 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC. (Registrant)

March 27, 2006	By	/s/ David P. Stockert

David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P. (Registrant)
	By	Post G.P. Holdings, Inc., as General Partner

March 27, 2006	By	/s/ David P. Stockert

David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

Exhibit Index

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002