Form 10-Q
period 2006-06-30
POST APARTMENT HOMES LP; POST PROPERTIES INC
filed 2006-08-09
CIK 1012271, 903127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers.
See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer	☑	Accelerated Filer	☐	Non-Accelerated Filer	☐
Post Apartment Homes, L.P.	Large Accelerated Filer	☑	Accelerated Filer	☐	Non-Accelerated Filer	☐
     Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	☐	No	☑
Post Apartment Homes, L.P.	Yes	☐	No	☑

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
43,220,785 shares of common stock outstanding as of August 1, 2006 (excluding treasury stock).

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Real estate assets
Land	$266,323	$266,914
Building and improvements	1,747,290	1,789,479
Furniture, fixtures and equipment	203,421	207,497
Construction in progress	83,818	47,005
Land held for future development	113,146	62,511

	2,413,998	2,373,406
Less: accumulated depreciation	(532,340)	(516,954)
For-sale condominiums	34,151	38,338
Assets held for sale, net of accumulated depreciation of $18,109 and $0 at June 30, 2006 and December 31, 2005, respectively	88,347	4,591

Total real estate assets	2,004,156	1,899,381
Investments in and advances to unconsolidated real estate entities	20,185	26,614
Cash and cash equivalents	10,543	6,410
Restricted cash	5,005	4,599
Deferred charges, net	13,750	11,624
Other assets	37,685	32,826

Total assets	$2,091,324	$1,981,454

Liabilities and shareholders’ equity
Indebtedness	$1,054,804	$980,615
Accounts payable and accrued expenses	59,308	53,429
Dividend and distribution payable	19,764	19,257
Accrued interest payable	5,501	5,478
Security deposits and prepaid rents	10,983	9,857

Total liabilities	1,150,360	1,068,636

Minority interest of common unitholders in Operating Partnership	13,587	26,764
Minority interests in consolidated real estate entities	15,374	5,045

Total minority interests	28,961	31,809

Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2 % Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8 % Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
43,205 and 41,394 shares issued, 43,205 and 41,394 shares outstanding at June 30, 2006 and December 31, 2005, respectively	432	414
Additional paid-in capital	854,106	803,765
Accumulated earnings	62,541	86,315
Accumulated other comprehensive income (loss)	(3,057)	(4,208)
Deferred compensation	—	(3,625)

	914,051	882,690
Less common stock in treasury, at cost, 52 and 44 shares at June 30, 2006 and December 31, 2005, respectively	(2,048)	(1,681)

Total shareholders’ equity	912,003	881,009

Total liabilities and shareholders’ equity	$2,091,324	$1,981,454

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Rental	$71,607	$66,891	$141,679	$132,746
Other property revenues	4,604	4,093	8,659	7,653
Other	85	61	151	132

Total revenues	76,296	71,045	150,489	140,531

Expenses
Property operating and maintenance (exclusive of items shown separately below)	34,554	32,754	68,631	65,346
Depreciation	17,031	18,247	33,706	36,612
General and administrative	4,632	4,558	9,058	8,949
Investment, development and other	1,617	984	3,168	2,404

Total expenses	57,834	56,543	114,563	113,311

Operating Income	18,462	14,502	35,926	27,220
Interest income	118	189	238	354
Interest expense	(13,560)	(14,612)	(27,266)	(29,609)
Amortization of deferred financing costs	(834)	(1,029)	(1,769)	(2,717)
Gains (losses) on sales of condominiums, net	8,569	(160)	8,411	(269)
Equity in income of unconsolidated real estate entities	411	553	724	701
Other income	270	—	1,694	5,267
Minority interest in consolidated property partnerships	(63)	64	(92)	178
Minority interest of common unitholders	(247)	138	(310)	154

Income (loss) from continuing operations	13,126	(355)	17,556	1,279

Discontinued operations
Income from discontinued operations, net of minority interest	867	1,176	847	3,880
Gains (losses) on sales of real estate assets, net of minority interest and provision for income taxes	(10)	58,918	382	59,258
Loss on early extinguishment of indebtedness, net of minority interest	—	(1,296)	—	(1,296)

Income from discontinued operations	857	58,798	1,229	61,842

Net income	13,983	58,443	18,785	63,121
Dividends to preferred shareholders	(1,909)	(1,909)	(3,819)	(3,819)

Net income available to common shareholders	$12,074	$56,534	$14,966	$59,302

Per common share data — Basic
Income (loss) from continuing operations (net of preferred dividends)	$0.26	$(0.06)	$0.32	$(0.06)
Income from discontinued operations	0.02	1.47	0.03	1.54

Net income available to common shareholders	$0.28	$1.42	$0.35	$1.48

Weighted average common shares outstanding — basic	42,817	39,930	42,351	40,048

Per common share data — Diluted
Income (loss) from continuing operations (net of preferred dividends)	$0.26	$(0.06)	$0.32	$(0.06)
Income from discontinued operations	0.02	1.47	0.03	1.54

Net income available to common shareholders	$0.28	$1.42	$0.35	$1.48

Weighted average common shares outstanding — diluted	43,518	39,930	43,089	40,048

Dividends declared	$0.45	$0.45	$0.90	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands, except per share data)
(Unaudited)

			Additional		Accumulated Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2005	$29	$414	$803,765	$86,315	$(4,208)	$(3,625)	$(1,681)	$881,009
Comprehensive income
Net income	—	—	—	18,785	—	—	—	18,785
Net change in derivatives, net of minority interest	—	—	—	—	1,217	—	—	1,217

Total comprehensive income								20,002
Transition effect of adoption of SFAS 123R	—	—	(3,625)	—	—	3,625	—	—
Proceeds from employee stock purchase, stock option plans and other	—	11	39,766	—	—	—	(367)	39,410
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	7	12,894	—	(66)	—	—	12,835
Stock-based compensation, net of minority interest	—	—	1,306	—	—	—	—	1,306
Dividends to preferred shareholders	—	—	—	(3,819)	—	—	—	(3,819)
Dividends to common shareholders	—	—	—	(38,740)	—	—	—	(38,740)

Shareholders’ Equity and Accumulated Earnings, June 30, 2006	$29	$432	$854,106	$62,541	$(3,057)	$—	$(2,048)	$912,003

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$18,785	$63,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,487	38,946
Amortization of deferred financing costs	1,769	2,717
Minority interest of common unitholders in Operating Partnership	310	(154)
Minority interest in discontinued operations	28	3,738
Gains on sales of real estate assets	(8,802)	(62,839)
Other non-cash income	(1,101)	(5,267)
Equity in income of unconsolidated entities	(724)	(701)
Distributions of earnings of unconsolidated entities	1,114	1,040
Deferred compensation	377	—
Stock-based compensation	1,334	1,022
Loss on early extinguishment of debt	—	1,374
Changes in assets, (increase) decrease in:
Other assets	(1,417)	(2,913)
Deferred charges	(45)	(327)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	23	(1,669)
Accounts payable and accrued expenses	5,091	9,891
Security deposits and prepaid rents	721	2,669

Net cash provided by operating activities	51,950	50,648

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(136,460)	(86,128)
Net proceeds from sales of real estate assets	23,007	93,398
Proceeds from sale of technology investment	—	5,267
Capitalized interest	(4,138)	(783)
Annually recurring capital expenditures	(5,914)	(4,822)
Periodically recurring capital expenditures	(2,322)	(2,029)
Community rehabilitation and other revenue generating capital expenditures	(2,837)	—
Corporate additions and improvements	(983)	(978)
Distributions from (investments in and advances to) unconsolidated entities	5,967	(13,541)

Net cash used in investing activities	(123,680)	(9,616)

Cash Flows From Financing Activities
Payments on indebtedness	(52,365)	(189,267)
Proceeds from indebtedness	190,000	100,000
Lines of credit proceeds (repayments), net	(63,446)	105,785
Payments of financing costs	(3,627)	(976)
Treasury stock acquisitions	—	(21,283)
Proceeds from employee stock purchase and stock option plans	39,033	10,617
Capital contributions of minority interests	9,055	283
Distributions to common unitholders	(1,045)	(2,216)
Dividends paid to preferred shareholders	(3,819)	(3,819)
Dividends paid to common shareholders	(37,923)	(36,110)

Net cash provided by (used in) financing activities	75,863	(36,986)

Net increase in cash and cash equivalents	4,133	4,046
Cash and cash equivalents, beginning of period	6,410	123

Cash and cash equivalents, end of period	$10,543	$4,169

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. As of July 31, 2006, the Company owned 22,418 apartment units in 62 apartment communities, including 545 apartment units in two apartment communities held in unconsolidated entities and including 512 apartment units currently under development in two communities. The Company is also developing 230 for-sale condominium units in two communities and is converting 597 apartment units in four communities (including one in an unconsolidated entity, containing 121 units) into for-sale condominium units through a taxable REIT subsidiary. At June 30, 2006, approximately 46.2%, 18.3%, 9.2% and 8.7% (on a unit basis) of the Company’s operating communities were located in Atlanta, Dallas, the greater Washington, D.C. and Tampa metropolitan areas, respectively.
The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and through payments of dividends to shareholders, in practical effect, is not subject to federal income taxes at the corporate level, except to the extent that taxable income is earned through its taxable REIT subsidiaries (see note 11).
As of June 30, 2006, the Company had outstanding 43,205 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 98.4% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 714 as of June 30, 2006 and represented a 1.6% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 98.0% and 94.3% for the three months ended and 97.8% and 94.3% for the six months ended June 30, 2006 and 2005, respectively.
Basis of Presentation
The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
Beginning in the fourth quarter of 2005, the Company reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassified expenses primarily included certain investment group executive and administrative functions and long-term, stock-based compensation and benefits expenses associated with property management and investment and development group activities. Certain other 2005 amounts have been reclassified to conform to the current year’s financial statement presentation.
Revenue Recognition
Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. Under the terms of residential leases, the residents at a majority of the Company’s residential communities are obligated to reimburse the Company for certain utility usage, water and electricity (at selected properties), where the Company is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property revenues in the consolidated statements of operations.
Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Company recognizes revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, gains on sales of condominium units sold at partial condominium communities are included in continuing operations.
For newly developed condominiums, the Company accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total projects costs for each condominium unit under a binding real estate contract.
At June 30, 2006, the Company had two new condominium projects under development, one with approximately 62% of the condominium units under contract. As the initial and continuing cash investments received under a majority of the sales contracts do not meet the requirements of SFAS No. 66, as well as other factors (such as the uncertainties regarding the estimation of the aggregate sales proceeds and contract rescission rates), the Company has concluded that units under contract as of June 30, 2006 will be accounted for under the Completed Contract Method, similar to the accounting for condominium conversion projects discussed above.
Apartment Community Acquisitions
In accordance with the provisions of SFAS No. 141, “Business Combinations”, the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets, intangible assets and liabilities (including mortgage indebtedness) acquired in each transaction, based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment, are reflected in real estate assets and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases, in-place leases and resident relationships, are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 6 months to 18 months).
Stock-based Compensation
Effective January 1, 2006, the Company accounts for stock-based compensation under the fair value method prescribed by SFAS 123R, “Share-Based Payment.” SFAS No. 123R was issued in December 2004. SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation” and required companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also superseded the provisions of APB No. 25. The Company adopted the provisions of SFAS No. 123R using the modified prospective method of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R did not have a significant impact on the Company’s financial position or results of operations.
In periods from January 1, 2003 through December 31, 2005, the Company accounted for stock-based compensation under the fair value method prescribed by SFAS No. 123. In adopting SFAS No. 123, the Company used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” for all options issued after January 1, 2003.
New Accounting Pronouncements
The Emerging Issues Task Force issued EITF No. 04-05 (“EITF No. 04-05”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF No. 04-05 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-05 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Company adopted EITF No. 04-05 on January 1, 2006 for all existing partnerships and limited liability companies and the adoption did not have a material impact on the Company’s financial position or results of operations.
FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Company’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria will be required to be adjusted on the implementation date. FIN 48 is effective January 1, 2007 for all calendar year companies. The Company is currently evaluating the impact that FIN 48 will have on the Company’s financial position and results of operations.
2.	INDEBTEDNESS
At June 30, 2006 and December 31, 2005, the Company’s indebtedness consisted of the following:

					June 30,
Description	Payment Terms	Interest Rate		Maturity Date	2006	December 31, 2005
Senior Unsecured Notes	Int.	5.125% - 7.70%		2006-2012	$585,000	$485,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575%	(1)	2007	20,000	90,000
Cash Management Line	N/A	LIBOR + 0.575%		2007	17,933	11,379

					37,933	101,379

Fixed Rate Notes (Secured)
FNMA	Prin. and Int.	6.145%	(2)	2029	97,100	97,100
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	266,276	268,641

					363,376	365,471

Variable Rate Note (Secured)	Int.	LIBOR + 1.00%		2008	40,000	—

Tax-Exempt Floating Rate Bonds (Secured)	Int.	3.99%	(3)	2025	28,495	28,495

Total					$1,054,804	$980,615

(1)	Represents stated rate. At June 30, 2006, the weighted average interest rate was 5.45%.
(2)	Stated interest rate based on FNMA “AAA” taxable remarketed rate plus credit enhancements and other fees. The effective interest rate is fixed at 6.145%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at June 30, 2006 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.
Debt Maturities
     The aggregate maturities of the Company’s indebtedness as of June 30, 2006 are as follows:

Remainder of 2006	$28,904
2007	158,193
2008	44,557
2009	75,901
2010	226,200	(1)
Thereafter	521,049

	$1,054,804

(1)	Includes outstanding balances on lines of credit totaling $37,933. The Company’s lines of credit mature in April 2010.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Debt Issuances and Retirements
Upon their maturity in March 2006, the Company repaid $50,000 of 6.71% senior unsecured notes, from available borrowings under its unsecured lines of credit.
In April 2006, the Company closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note bears interest at LIBOR plus 1.0%, matures in April 2008 and is pre-payable without penalty.
In June 2006, the Company issued $150,000 of senior unsecured notes. The notes bear interest at 6.30% and mature in June 2013. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Company’s unsecured lines of credit.
In July 2006, in conjunction with an apartment community acquisition (see note 4), the Company assumed a secured, fixed rate mortgage note payable with an outstanding balance of $41,394. The mortgage note bears interest at a coupon rate of approximately 6.1%, requires monthly principal and interest payments and matures in November 2011. Based on the Company’s preliminary purchase accounting allocations related to the acquisition, the fair value of the mortgage note approximated its carrying value.
Unsecured Lines of Credit
At June 30, 2006, the Company utilizes a $450,000 syndicated unsecured revolving line of credit (the “Revolver”) that matures in April 2010 for its short-term financing needs. The Revolver currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 11 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Revolver are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Revolver also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Revolver contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Revolver also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At June 30, 2006, the Company had issued letters of credit to third parties totaling $2,280 under this facility.
Additionally at June 30, 2006, the Company has a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Revolver.
3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
The Company holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Two of the Property LLCs own single apartment communities. The third Property LLC is converting its apartment community, containing 121 units, into for-sale condominiums. The Company holds a 35% equity interest in the Property LLCs.
The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $5,810 at June 30, 2006. This excess investment related to the two Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of $395 at June 30, 2006 related to the Property LLC holding the condominium conversion community will be recognized as additional cost of sales as the underlying condominiums are sold. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

The operating results of the Company include its share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	June 30,	December 31,
Balance Sheet Data	2006	2005
Real estate assets, net of accumulated depreciation of $9,639 and $8,349, respectively	$94,908	$96,000
Assets held for sale, net (1)	11,606	17,715
Cash and other	2,734	1,770

Total assets	$109,248	$115,485

Mortgage notes payable	$66,998	$66,999
Mortgage notes payable to Company	—	5,967
Other liabilities	1,284	996

Total liabilities	68,282	73,962
Members’ equity	40,966	41,523

Total liabilities and members’ equity	$109,248	$115,485

Company’s equity investment	$20,185	$20,647

(1)	Includes one community, originally containing 121 units, being converted into condominiums.

	Three months ended		Six months ended
	June 30,		June 30,
Income Statement Data	2006	2005	2006	2005
Revenue
Rental	$2,859	$2,721	$5,648	$5,361
Other property revenues	244	230	478	415

Total revenues	3,103	2,951	6,126	5,776

Expenses
Property operating and maintenance	928	889	1,913	1,799
Depreciation and amortization	661	655	1,320	1,308
Interest	688	688	1,376	1,376

Total expenses	2,277	2,232	4,609	4,483

Income from continuing operations	826	719	1,517	1,293

Discontinued Operations
Gain (loss) from discontinued operations	(120)	16	(283)	(96)
Gains on sales of real estate assets, net	502	860	899	855
Loss on early extinguishment of debt	—	—	—	(273)

Income from discontinued operations	382	876	616	486

Net income	$1,208	$1,595	$2,133	$1,779

Company’s share of net income	$411	$553	$724	$701

For the three and six months ended June 30, 2006 and 2005, gains on sales of real estate assets represent net gains from condominium sales at the condominium conversion community held by one of the Property LLCs. A summary of revenues and costs and expenses of condominium activities for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Condominium revenues	$5,138	$4,422	$9,224	$4,422
Condominium costs and expenses	(4,636)	(3,562)	(8,325)	(3,567)

Gains on condominium sales, net	$502	$860	$899	$855

At June 30, 2006, mortgage notes payable include a $49,998 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is pre-payable without penalty in May 2008. The additional mortgage note payable totaling $17,000 bears interest at a rate of 4.04% and matures in 2008.
In 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Company. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Company had a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR plus 1.90%. In the three months ended June 30, 2006, the mortgage note payable was retired from the proceeds of condominium sales.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

4.	REAL ESTATE ACQUISITION AND DISPOSITION ACTIVITY
Acquisition Activity
In March 2006, the Company acquired two apartment communities, containing 308 units, located in Austin, Texas for approximately $46,500, including closing costs. Additionally, the Company plans to spend up to approximately $1,200 to improve the communities. The purchase price of these communities was allocated to the assets acquired based on their estimated fair values.
In July 2006, the Company acquired a 361-unit apartment community in suburban Washington, D.C. for approximately $85,000, including the assumption of approximately $41,394 mortgage indebtedness and closing costs. Based on the Company’s preliminary purchase accounting allocations, the assets acquired and the mortgage indebtedness assumed were recorded at their estimated fair values. The Company may be required to pay additional purchase consideration of up to approximately $6,563 based on a share of the appreciation in the value of the property, if any, over approximately the next four years.
Disposition Activity
The Company classifies real estate assets as held for sale after the approval of its investment committee and after the Company has commenced an active program to sell the assets. At June 30, 2006, the Company had one apartment community, containing 696 units, and one condominium conversion community, originally containing 127 units classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $88,347, which represents the lower of their depreciated cost or fair value less costs to sell. At June 30, 2006, the Company also had portions of two communities that are being converted to condominiums, originally containing 349 units, that are classified as for-sale condominiums on the accompanying consolidated balance sheet at $34,151.
As discussed in note 1, gains on condominium sales at portions of two communities that are being converted into condominiums are reflected in continuing operations. In addition to the condominium gains included in continuing operations, the Company expensed certain sales and marketing costs associated with new condominium communities under development totaling $167 and $160 for the three months ended and $289 and $269 for the six months ended June 30, 2006 and 2005, respectively. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Condominium revenues	$18,463	$—	$18,463	$—
Condominium costs and expenses	(9,894)	(160)	(10,052)	(269)

Gains (losses) on sales of condominium, net	$8,569	$(160)	$8,411	$(269)

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, gains or losses on the sale of these assets are included in discontinued operations. For the three and six months ended June 30, 2006, income from discontinued operations included the results of operations of one apartment community, containing 696 units, and one condominium conversion community classified as held for sale at June 30, 2006. For the three and six months ended June 30, 2005, income from discontinued operations included the results of operations of the communities classified as held for sale at June 30, 2006, five apartment communities sold in 2005 and one condominium conversion community through its sell-out date in 2005.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

The revenues and expenses of the communities included in discontinued operations for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Rental	$1,932	$6,708	$3,866	$15,564
Other property revenues	252	649	469	1,502

Total revenues	2,184	7,357	4,335	17,066

Expenses
Property operating and maintenance (exclusive of items shown separately below)	694	3,519	1,469	7,452
Depreciation	—	1,166	781	2,334
Interest	604	1,426	1,219	3,151
Minority interest in consolidated property partnerships	—	—	—	14

Total expenses	1,298	6,111	3,469	12,951

Income from discontinued operations before minority interest	886	1,246	866	4,115
Minority interest	(19)	(70)	(19)	(235)

Income from discontinued operations	$867	$1,176	$847	$3,880

For the three and six months ended June 30, 2006 and 2005, gains on sales of real estate assets included in discontinued operations represent the net gains from condominium sales at two condominium conversion communities. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Condominium revenues	$3,522	$34,600	$6,518	$38,106
Condominium costs and expenses	(3,532)	(21,447)	(6,127)	(24,594)

Gains (losses) on condominium sales, before minority interest and income taxes	(10)	13,153	391	13,512
Minority interest	—	(728)	(9)	(748)
Provision for income taxes	—	(383)	—	(383)

Gains (losses) on condominium sales, net of minority interest and income taxes	$(10)	$12,042	$382	$12,381

For the three and six months ended June 30, 2005, the Company recognized net gains in discontinued operations of $49,710 ($46,876 net of minority interest) from the sale of five communities, containing 1,309 units. The sales generated net proceeds of approximately $97,900, including $34,060 of tax-exempt secured indebtedness assumed by the purchasers.
5.	SHAREHOLDERS’ EQUITY
Computation of Earnings Per Common Share
For the three and six months ended June 30, 2006 and 2005, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Income from continuing operations available to common shareholders (numerator):
Income (loss) from continuing operations	$13,126	$(355)	$17,556	$1,279
Less: Preferred stock dividends	(1,909)	(1,909)	(3,819)	(3,819)

Income (loss) from continuing operations available to common shareholders	$11,217	$(2,264)	$13,737	$(2,540)

Common shares (denominator):
Weighted average shares outstanding — basic	42,817	39,930	42,351	40,048
Dilutive shares from stock options and awards	701	—	738	—

Weighted average shares outstanding — diluted	43,518	39,930	43,089	40,048

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

For the three and six months ended June 30, 2006 and 2005, stock options to purchase shares of common stock, 307 and 4,309, respectively, and 280 and 4,309, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.
6.	DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2006, the Company had an outstanding interest rate swap agreement with a notional value of approximately $97,010 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Company’s FNMA variable rate debt. This swap was entered into following the termination of the prior swap arrangement discussed below. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value.
In the first quarter of 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement of $1,655 through the April 2006 termination of the swap was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Company is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in shareholders’ equity, over the remaining life of the swap through 2009. The swap arrangement discussed above was terminated through a $2,448 termination payment to the swap counterparty.
At June 30, 2006, the Company had an outstanding interest rate cap agreement with a financial institution with a notional value of $28,495. The interest rate cap agreement is a cash flow hedge that provides a fixed interest ceiling at 5% for the Company’s variable rate, tax-exempt borrowings aggregating $28,495 at June 30, 2006. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. At June 30, 2006, the difference between the amortized costs of the interest rate cap arrangement and its fair value of $3 is included in accumulated other comprehensive loss, a shareholders’ equity account. The original cost of approximately $362 of the arrangements is being amortized as additional expense over its five-year term.
A summary of comprehensive income for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$13,983	$58,443	$18,785	$63,121
Change in derivatives, net of minority interest (1)	931	(838)	1,217	1,828

Comprehensive income	$14,914	$57,605	$20,002	$64,949

(1)	In the three and six months ended June 30, 2006, the change in derivatives balance includes an adjustment of $281 ($275 net of minority interest) and $554 ($542 net of minority interest), respectively, for amortized swap costs included in net income.
7.	SEGMENT INFORMATION
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
The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2005. The segment information for the three and six months ended June 30, 2005 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2006 and 2005 to discontinued operations under SFAS No. 144 (see note 4).
•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

•	Development, rehabilitation and lease-up communities — those apartment communities under construction and major rehabilitation programs. The Company had no apartment communities in the lease-up stage for the periods presented.

•	Condominium conversion communities — the rental operations of those portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1).

•	Acquired communities — those communities acquired in the current or prior year.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Fully stabilized communities	$64,893	$61,284	$128,233	$121,484
Development, rehabilitation and lease-up communities	2,403	2,614	4,966	5,154
Condominium conversion communities	730	1,454	1,906	2,907
Acquired communities	2,052	306	3,344	306
Other property segments	6,133	5,326	11,889	10,548
Other	85	61	151	132

Consolidated revenues	$76,296	$71,045	$150,489	$140,531

Contribution to NOI
Fully stabilized communities	$40,064	$37,692	$79,107	$74,125
Development, rehabilitation and lease-up communities	1,303	1,485	2,777	2,879
Condominium conversion communities	270	958	921	1,877
Acquired communities	1,031	228	1,747	228
Other	(1,011)	(2,133)	(2,845)	(4,056)

Consolidated property net operating income	41,657	38,230	81,707	75,053

Interest income	118	189	238	354
Other revenue	85	61	151	132
Minority interest in consolidated property partnerships	(63)	64	(92)	178
Depreciation	(17,031)	(18,247)	(33,706)	(36,612)
Interest expense	(13,560)	(14,612)	(27,266)	(29,609)
Amortization of deferred financing costs	(834)	(1,029)	(1,769)	(2,717)
General and administrative	(4,632)	(4,558)	(9,058)	(8,949)
Investment, development and other expenses	(1,617)	(984)	(3,168)	(2,404)
Gains (losses) on sales of condominiums, net	8,569	(160)	8,411	(269)
Equity in income of unconsolidated real estate entities	411	553	724	701
Other income	270	—	1,694	5,267
Minority interest of common unitholders	(247)	138	(310)	154

Income (loss) from continuing operations	13,126	(355)	17,556	1,279
Income from discontinued operations	857	58,798	1,229	61,842

Net income	$13,983	$58,443	$18,785	$63,121

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

8.	SEVERANCE COSTS
In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate severance charges for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30,
	2006	2005
Accrued severance charges, beginning of period	$14,325	$15,317
Payments for period	(1,495)	(1,494)
Interest accretion	424	453

Accrued severance charges, end of period	$13,254	$14,276

9.	SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid (including capitalized amounts of $4,138 and $783 for the six months ended June 30, 2006 and 2005, respectively), aggregated $32,600 and $35,405 for the six months ended June 30, 2006 and 2005, respectively.
Non-cash investing and financing activities for the six months ended June 30, 2006 and 2005 were as follows:
In the six months ended June 30, 2006, a minority partner in a consolidated real estate venture contributed land with an agreed upon value of $2,556. This non-cash land contribution was excluded from the statement of cash flows.
During the six months ended June 30, 2006, the Company amortized approximately $554 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). Other than the amortization discussed herein, for the six months ended June 30, 2006, the Company derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholder equity of $690 ($675 net of minority interest). During the six months ended June 30, 2005, the Company’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $1,940 ($1,828 net of minority interest).
During the six months ended June 30, 2006 and 2005, holders of 688 and 166 units, respectively, in the Operating Partnership exercised their option to convert their units to shares of common stock of the Company on a one-for-one basis. These conversions and adjustments for the impact of the common stock issued under the Company’s employee stock purchase and stock option plans and other capital transactions resulted in adjustments to minority interest. The net effect of the conversions and adjustments was a reclassification decreasing minority interest and increasing shareholders’ equity in the amounts of $12,835 and $3,230 for the six months ended June 30, 2006 and 2005, respectively.
The Operating Partnership committed to distribute $19,764 and $19,065 for the quarters ended June 30, 2006 and 2005, respectively. As a result, the Company declared dividends of $19,441 and $18,015 for the quarters ended June 30, 2006 and 2005, respectively. The remaining distributions from the Operating Partnership in the amount of $323 and $1,050 for the quarters ended June 30, 2006 and 2005, respectively, were distributed to minority interest unitholders in the Operating Partnership.
10.	STOCK-BASED COMPENSATION PLAN
Stock Compensation Plans
Effective January 1, 2006, the Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). For stock-based compensation granted from January 1, 2003 to December 31, 2005, the Company accounted for stock-based compensation under the fair value method prescribed by SFAS No. 123. Other than the required modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures, the adoption of SFAS 123R did not have a material impact on the Company’s accounting for stock-based compensation. In prior years, the Company used a policy of recognizing the effect of award forfeitures as they occurred. Under SFAS No. 123R, such award forfeitures are recognized based on an estimate of the number of awards expected to be forfeited during the estimated service period. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $172 and the amount was reflected as a reduction of compensation expense in the six months ended June 30, 2006.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

The Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K, as amended, include the footnote disclosures under SFAS No. 123. The disclosures below summarize the new disclosures under SFAS 123R.
Incentive Stock Plans
Under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”), an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each stock option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the Company’s compensation committee. Compensation costs are recognized ratably over the vesting period. At June 30, 2006, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,746.
Compensation costs for stock options has been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

Six months ended
June 30, 2006
Dividend yield	4.5%
Expected volatility	17.5%
Risk-free interest rate	4.3%
Expected option term (years)	5.0
In connection with the adoption of SFAS No. 123R, the Company reviewed the above assumptions based on the additional guidance provided in the pronouncement. The expected dividend yield reflects the Company’s current historical yield, which is expected to approximate the future yield. Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S. Treasury yield curve. The weighted average expected option term was based on the Company’s historical data for prior period stock option exercise and forfeiture activity.
In the six months ended June 30, 2006, the Company granted stock options to purchase 291 shares of Company common stock to Company officers and directors, of which 50 were granted to the Company’s non-executive chairman of the board. For the three and six months ended June 30, 2006, the Company recorded compensation expense related to stock options of $286 ($280 net of minority interest) and $507 ($496 net of minority interest), respectively. In the six months ended June 30, 2006, such expense was net of the cumulative impact of the adoption of SFAS 123R of $60, as discussed above. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.
A summary of stock option activity under all plans for the six months ended June 30, 2006, is presented below.

	Six months ended
	June 30, 2006
		Weighted Average
	Shares	Exercise Price
Options outstanding, beginning of period	3,534	$34
Granted	291	40
Exercised	(1,079)	36
Forfeited	—	—

Options outstanding, end of period	2,746	33

Options exercisable, end of period	1,671	34

Weighted-average fair value of options granted during the period	$4.80

At June 30, 2006, there was $2,205 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $8,586. The aggregate intrinsic values of stock options outstanding and exercisable at June 30, 2006 were $33,591 and $18,708, respectively.
At June 30, 2006, the Company has separated its outstanding options into two ranges based on exercise prices. There were 1,645 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

$29.53 and a weighted average remaining contractual life of 6 years. Of these outstanding options, 883 were exercisable at June 30, 2006 at a weighted average exercise price of $30.91. In addition, there were 1,101 options outstanding with exercise prices ranging from $36.47 to $44.13. These options have a weighted average exercise price of $38.43 and a weighted average remaining contractual life of 5 years. Of these outstanding options, 788 were exercisable at June 30, 2006 at a weighted average exercise price of $37.77.
In the six months ended June 30, 2006, the Company granted 39 shares of restricted stock, respectively, to Company officers, employees and directors, of which 5 shares were granted to the Company’s non-executive chairman of the board. The restricted shares granted in 2006 vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares was $40.24 per share. The total value of the restricted share grants in the six months ended June 30, 2006 was $1,571. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $438 ($429 net of minority interest) and $726 ($710 net of minority interest) in the three and six months ended June 30, 2006, respectively. In the six months ended June 30, 2006, such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $112, as discussed above.
A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested shares, beginning or period	140	$28
Granted	39	40
Vested	(4)	27
Forfeited	—	—

Unvested shares, end of period	175	31

At June 30, 2006, there was $4,093 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 3.3 years.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $60 and $100 for the three and six months ended June 30, 2006, respectively.
11.	INCOME TAXES
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to federal income tax at the corporate level on the taxable income it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The Company may be subject to certain state and local taxes on its income and property, and to federal income taxes and excise taxes on its undistributed taxable income.
In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.
The Company utilizes taxable REIT subsidiaries (“TRSs”) to perform such nonqualifying activities as property management, ground-up condominium development and conversions and to provide noncustomary services for the Company’s apartment residents. Income at the TRS level is subject to federal and state income taxes. For the six months ended June 30, 2006, the Company’s TRSs had an estimated taxable loss. At December 31, 2005, the Company’s TRSs had an estimated consolidated federal income tax net operating loss of approximately $1,200. This carryforward and other net deferred tax assets were fully offset by a valuation allowance. As a result, the Company recorded no income tax expense (benefit) related to its TRSs for the six months ended June 30, 2006. The tax benefits associated with such income tax net operating loss carryforwards may be

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

recognized in future periods should the TRSs generate sufficient taxable income to utilize these loss carryforwards or should the Company determine that it is more likely than not that the related deferred tax assets are realizable.
In the three and six months ended June 30, 2005, the Company estimated that its TRSs would be subject to federal alternative minimum taxes and applicable state income taxes and recorded a tax provision of approximately $383.
A summary of the components of the TRSs’ deferred tax assets and liabilities at December 31, 2005 are included in the footnotes to the Company’s audited financial statements included in the Company’s Form 10-K, as amended. Other than the additional estimated taxable losses for the six months ended June 30, 2006, there were no material changes to the components of deferred tax assets and liabilities at June 30, 2006.
12.	LEGAL PROCEEDINGS
On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for its attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company has vigorously contested. In February 2006, the United States District Court granted the Company’s motion for attorneys’ fees in an amount to be determined by the agreement of the parties, or, alternatively, by the Court.
On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. In November 2005, the Georgia Court of Appeals affirmed the orders. In December 2005, the alleged Company shareholder asked the Georgia Supreme Court to review the case. In April 2006, the Georgia Supreme Court denied review, and the alleged Company shareholder has indicated that he will seek review by the United States Supreme Court.
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
13.	SALE OF TECHNOLOGY INVESTMENT
In February 2005, the Company sold its investment in Rent.com, a privately-held internet leasing company, and recognized a gain of $5,267. The gain is included in other income on the consolidated statement of operations.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Real estate assets
Land	$266,323	$266,914
Building and improvements	1,747,290	1,789,479
Furniture, fixtures and equipment	203,421	207,497
Construction in progress	83,818	47,005
Land held for future development	113,146	62,511

	2,413,998	2,373,406
Less: accumulated depreciation	(532,340)	(516,954)
For-sale condominiums	34,151	38,338
Assets held for sale, net of accumulated depreciation of $18,109 and $0 at June 30, 2006 and December 31, 2005, respectively	88,347	4,591

Total real estate assets	2,004,156	1,899,381
Investments in and advances to unconsolidated real estate entities	20,185	26,614
Cash and cash equivalents	10,543	6,410
Restricted cash	5,005	4,599
Deferred charges, net	13,750	11,624
Other assets	37,685	32,826

Total assets	$2,091,324	$1,981,454

Liabilities and partners’ equity
Indebtedness	$1,054,804	$980,615
Accounts payable and accrued expenses	59,308	53,429
Dividend and distribution payable	19,764	19,257
Accrued interest payable	5,501	5,478
Deposits and prepaid rents	10,983	9,857

Total liabilities	1,150,360	1,068,636

Minority interest in consolidated real estate entities	15,374	5,045

Partners’ equity
Preferred units	95,000	95,000
Common units
General partner	9,887	9,722
Limited partner	823,811	807,403
Accumulated other comprehensive income (loss)	(3,108)	(4,352)

Total partners’ equity	925,590	907,773

Total liabilities and partners’ equity	$2,091,324	$1,981,454

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Rental	$71,607	$66,891	$141,679	$132,746
Other property revenues	4,604	4,093	8,659	7,653
Other	85	61	151	132

Total revenues	76,296	71,045	150,489	140,531

Expenses
Property operating and maintenance (exclusive of items shown separately below)	34,554	32,754	68,631	65,346
Depreciation	17,031	18,247	33,706	36,612
General and administrative	4,632	4,558	9,058	8,949
Investment, development and other	1,617	984	3,168	2,404

Total expenses	57,834	56,543	114,563	113,311

Operating Income	18,462	14,502	35,926	27,220
Interest income	118	189	238	354
Interest expense	(13,560)	(14,612)	(27,266)	(29,609)
Amortization of deferred financing costs	(834)	(1,029)	(1,769)	(2,717)
Gains (losses) on sales of condominiums, net	8,569	(160)	8,411	(269)
Equity in income of unconsolidated real estate entities	411	553	724	701
Other income	270	—	1,694	5,267
Minority interest in consolidated property partnerships	(63)	64	(92)	178

Income (loss) from continuing operations	13,373	(493)	17,866	1,125

Discontinued operations
Income from discontinued operations	886	1,246	866	4,115
Gains (losses) on sales of real estate assets, net of provision for income taxes	(10)	62,480	391	62,839
Loss on early extinguishment of indebtedness	—	(1,374)	—	(1,374)

Income from discontinued operations	876	62,352	1,257	65,580

Net income	14,249	61,859	19,123	66,705
Distributions to preferred unitholders	(1,909)	(1,909)	(3,819)	(3,819)

Net income available to common unitholders	$12,340	$59,950	$15,304	$62,886

Per common unit data — Basic
Income (loss) from continuing operations (net of preferred distributions)	$0.26	$(0.06)	$0.32	$(0.06)
Income from discontinued operations	0.02	1.47	0.03	1.54

Net income available to common unitholders	$0.28	$1.42	$0.35	$1.48

Weighted average common units outstanding — basic	43,687	42,325	43,313	42,469

Per common unit data — Diluted
Income (loss) from continuing operations (net of preferred distributions)	$0.26	$(0.06)	$0.32	$(0.06)
Income from discontinued operations	0.02	1.47	0.03	1.54

Net income available to common unitholders	$0.28	$1.42	$0.35	$1.48

Weighted average common units outstanding — diluted	44,388	42,325	44,051	42,469

Distributions declared	$0.45	$0.45	$0.90	$0.90

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common Units		Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income (Loss)	Total
Partners’ Equity, December 31, 2005	$95,000	$9,722	$807,403	$(4,352)	$907,773
Comprehensive income
Net income	3,819	153	15,151	—	19,123
Net change in derivatives	—	—	—	1,244	1,244

Total comprehensive income					20,367
Contributions from the Company related to employee stock purchase and stock option plans	—	394	39,016	—	39,410
Distributions to preferred unitholders	(3,819)	—	—	—	(3,819)
Distributions to common unitholders	—	(395)	(39,080)	—	(39,475)
Equity-based compensation	—	13	1,321	—	1,334

Partners’ Equity, June 30, 2006	$95,000	$9,887	$823,811	$(3,108)	$925,590

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per unit data)
(Unaudited)

	Six months ended
	June 30,
	2006	2005
Cash Flows From Operating Activities
Net income	$19,123	$66,705
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,487	38,946
Amortization of deferred financing costs	1,769	2,717
Gains on sales of real estate assets	(8,802)	(62,839)
Other non-cash income	(1,101)	(5,267)
Equity in income of unconsolidated entities	(724)	(701)
Distributions of earnings of unconsolidated entities	1,114	1,040
Deferred compensation	377	—
Equity-based compensation	1,334	1,022
Loss on early extinguishment of debt	—	1,374
Changes in assets, (increase) decrease in:
Other assets	(1,417)	(2,913)
Deferred charges	(45)	(327)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	23	(1,669)
Accounts payable and accrued expenses	5,091	9,891
Security deposits and prepaid rents	721	2,669

Net cash provided by operating activities	51,950	50,648

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(136,460)	(86,128)
Net proceeds from sales of real estate assets	23,007	93,398
Proceeds from sale of technology investment	—	5,267
Capitalized interest	(4,138)	(783)
Annually recurring capital expenditures	(5,914)	(4,822)
Periodically recurring capital expenditures	(2,322)	(2,029)
Community rehabilitation and other revenue generating capital expenditures	(2,837)	—
Corporate additions and improvements	(983)	(978)
Distributions from (investments in and advances to) unconsolidated entities	5,967	(13,541)

Net cash used in investing activities	(123,680)	(9,616)

Cash Flows From Financing Activities
Payments on indebtedness	(52,365)	(189,267)
Proceeds from indebtedness	190,000	100,000
Lines of credit proceeds (repayments), net	(63,446)	105,785
Payments of financing costs	(3,627)	(976)
Redemption of common units	—	(21,283)
Contributions from the Company related to employee stock purchase and stock option plans	39,033	10,617
Capital contributions of minority interests	9,055	283
Distributions to common unitholders	(38,968)	(38,326)
Distributions to preferred unitholders	(3,819)	(3,819)

Net cash provided by (used in) financing activities	75,863	(36,986)

Net increase in cash and cash equivalents	4,133	4,046
Cash and cash equivalents, beginning of period	6,410	123

Cash and cash equivalents, end of period	$10,543	$4,169

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
At June 30, 2006, the Company owned 98.4% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100.0% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 98.0% and 94.3% for the three months ended and 97.8% and 94.3% for the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, Common Units held by persons other than the Company represented a 1.6% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.
As of July 31, 2006, the Operating Partnership owned 22,418 apartment units in 62 apartment communities, including 545 apartment units in two apartment communities held in unconsolidated entities and including 512 apartment units currently under development in two communities. The Operating Partnership is also developing 230 for-sale condominium units in two communities and is converting 597 apartment units in four communities (including one in an unconsolidated entity, containing 121 units) into for-sale condominium units through a taxable REIT subsidiary. At June 30, 2006, approximately 46.2%, 18.3%, 9.2% and 8.7% (on a unit basis) of the Operating Partnership’s communities were located in the Atlanta, Dallas, greater Washington, D.C. and Tampa metropolitan areas, respectively.
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
Basis of Presentation
The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
Beginning in the fourth quarter of 2005, the Operating Partnership reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassified expenses primarily included certain investment group executive and administrative functions and long-term, equity-based compensation and benefits expenses associated with property management and investment and development group activities. Certain other 2005 amounts have been reclassified to conform to the current year’s financial statement presentation.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Revenue Recognition
Residential properties are leased under operating leases with terms of generally one year or less. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. Under the terms of residential leases, the residents at a majority of the Operating Partnership’s residential communities are obligated to reimburse the Operating Partnership for certain utility usage, water and electricity (at selected properties), where the Operating Partnership is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property revenues in the consolidated statements of operations.
Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Operating Partnership uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Operating Partnership will also recognize revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units sold at partial condominium communities will be included in continuing operations.
For newly developed condominiums, the Operating Partnership accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total projects costs for each condominium unit under a binding real estate contract.
At June 30, 2006, the Operating Partnership had two new condominium projects under development, one with approximately 62% of the condominium units under contract. As the initial and continuing cash investments received under a majority of the sales contracts do not meet the requirements of SFAS No. 66, as well as other factors (such as the uncertainties regarding the estimation of the aggregate sales proceeds and contract rescission rates), the Operating Partnership has concluded that units under contract as of June 30, 2006 will be accounted for under the Completed Contract Method, similar to the accounting for condominium conversion projects discussed above.
Apartment Community Acquisitions
In accordance with the provisions of SFAS No. 141, “Business Combinations”, the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets, intangible assets and liabilities (including mortgage indebtedness) acquired in each transaction, based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment, are reflected in real estate assets and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases, in-place leases and resident relationships, are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 6 months to 18 months).
Equity-based Compensation
Effective January 1, 2006, the Operating Partnership accounts for equity-based compensation under the fair value method prescribed by SFAS 123R, “Share-Based Payment.” SFAS No. 123R was issued in December 2004. SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation” and required companies to expense the fair value of employee stock options and other forms of equity-based compensation. SFAS No. 123R also superseded the provisions of APB No. 25. The Operating Partnership adopted the provisions of SFAS No. 123R using the modified prospective method of adoption. Since the Operating Partnership elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R did not have a significant impact on the Operating Partnership’s financial position or results of operations.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

In periods from January 1, 2003 through December 31, 2005, the Operating Partnership accounted for equity-based compensation under the fair value method prescribed by SFAS No. 123. In adopting SFAS No. 123, the Operating Partnership used the prospective method prescribed in SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” for all options issued after January 1, 2003.
New Accounting Pronouncements
The Emerging Issues Task Force issued EITF No. 04-05 (“EITF No. 04-05”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”. EITF No. 04-05 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2) substantive participating rights. EITF No. 04-05 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Operating Partnership adopted EITF No. 04-05 on January 1, 2006 for all existing partnerships and limited liability companies and the adoption did not have a material impact on the Company’s financial position or results of operations.
FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Operating Partnership’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria will be required to be adjusted on the implementation date. FIN 48 is effective January 1, 2007 for all calendar year companies. The Operating Partnership is currently evaluating the impact that FIN 48 will have on the Operating Partnership’s financial position and results of operations.
2.	INDEBTEDNESS
At June 30, 2006 and December 31, 2005, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	June 30,	December 31,
Description	Terms	Interest Rate		Date	2006	2005
Senior Unsecured Notes	Int.	5.125% - 7.70%		2006-2012	$585,000	$485,000

Unsecured Lines of Credit & Other
Syndicated Line of Credit	N/A	LIBOR + 0.575%	(1)	2007	20,000	90,000
Cash Management Line	N/A	LIBOR + 0.575%		2007	17,933	11,379

					37,933	101,379

Fixed Rate Note (Secured)
FNMA	Prin. and Int.	6.145%	(2)	2029	97,100	97,100
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	266,276	268,641

					363,376	365,471

Variable Rate Notes (Secured)	Int.	LIBOR + 1.00%		2008	40,000	—

Tax-Exempt Floating Rate Bonds (Secured)	Int.	3.99%	(3)	2025	28,495	28,495

Total					$1,054,804	$980,615

(1)	Represents stated rate. At June 30, 2006, the weighted average interest rate was 5.45%.
(2)	Stated interest rate based on FNMA “AAA” taxable remarketed rate plus credit enhancements and other fees. The effective interest rate is fixed at 6.145%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.
(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at June 30, 2006 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Debt Maturities
The aggregate maturities of the Operating Partnership’s indebtedness as of June 30, 2006 are as follows:

Remainder of 2006	$28,904
2007	158,193
2008	44,557
2009	75,901
2010	226,200	(1)
Thereafter	521,049

	$1,054,804

(1)	Includes outstanding balances on lines of credit totaling $37,933. The Operating Partnership’s lines of credit mature in April 2010.
Debt Issuances and Retirements
Upon their maturity in March 2006, the Operating Partnership repaid $50,000 of 6.71% senior unsecured notes, from available borrowings under its unsecured lines of credit.
In April 2006, the Operating Partnership closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note bears interest at LIBOR plus 1.0%, matures in April 2008 and is pre-payable without penalty.
In June 2006, the Operating Partnership issued $150,000 of senior unsecured notes. The notes bear interest at 6.30% and mature in June 2013. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Operating Partnership’s unsecured lines of credit.
In July 2006, in conjunction with an apartment community acquisition (see note 4), the Operating Partnership assumed a secured, fixed rate mortgage note payable with an outstanding balance of $41,394. The mortgage note bears interest at a coupon rate of approximately 6.1%, requires monthly principal and interest payments and matures in November 2011. Based on the Operating Partnership’s preliminary purchase accounting allocations related to the acquisition, the fair value of the mortgage note approximated its carrying value.
Unsecured Lines of Credit
At June 30, 2006, the Operating Partnership utilizes a $450,000 syndicated unsecured revolving line of credit (the “Revolver”) that matures in April 2010 for its short-term financing needs. The Revolver currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 11 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Revolver requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Revolver provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Revolver are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Revolver also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Revolver contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Revolver also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At June 30, 2006, the Operating Partnership had issued letters of credit to third parties totaling $2,280 under this facility.
Additionally at June 30, 2006, the Operating Partnership has a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Revolver.
3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
The Operating Partnership holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Two of the Property LLCs own single apartment communities. The third Property LLC is converting its apartment community, containing 121 units, into for-sale condominiums. The Operating Partnership holds a 35% equity interest in the Property LLCs.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was approximately $5,810 at June 30, 2006. This excess investment related to the two Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of $395 at June 30, 2006 related to the Property LLC holding the condominium conversion community will be recognized as additional cost of sales as the underlying condominiums are sold. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.
The operating results of the Operating Partnership include its share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	June 30,	December 31,
Balance Sheet Data	2006	2005
Real estate assets, net of accumulated depreciation of $9,639 and $8,349, respectively	$94,908	$96,000
Assets held for sale, net (1)	11,606	17,715
Cash and other	2,734	1,770

Total assets	$109,248	$115,485

Mortgage notes payable	$66,998	$66,999
Mortgage notes payable to Operating Partnership	—	5,967
Other liabilities	1,284	996

Total liabilities	68,282	73,962
Members’ equity	40,966	41,523

Total liabilities and members’ equity	$109,248	$115,485

Operating Partnership’s equity investment	$20,185	$20,647

(1)	Includes one community, originally containing 121 units, being converted into condominiums.

	Three months ended		Six months ended
	June 30,		June 30,
Income Statement Data	2006	2005	2006	2005
Revenue
Rental	$2,859	$2,721	$5,648	$5,361
Other property revenues	244	230	478	415

Total revenues	3,103	2,951	6,126	5,776

Expenses
Property operating and maintenance	928	889	1,913	1,799
Depreciation and amortization	661	655	1,320	1,308
Interest	688	688	1,376	1,376

Total expenses	2,277	2,232	4,609	4,483

Income from continuing operations	826	719	1,517	1,293

Discontinued Operations
Gain (loss) from discontinued operations	(120)	16	(283)	(96)
Gains on sales of real estate assets, net	502	860	899	855
Loss on early extinguishment of debt	—	—	—	(273)

Income from discontinued operations	382	876	616	486

Net income	$1,208	$1,595	$2,133	$1,779

Operating Partnership’s share of net income	$411	$553	$724	$701

For the three and six months ended June 30, 2006 and 2005, gains on sales of real estate assets represent net gains from condominium sales at the condominium conversion community held by one of the Property LLCs. A summary of revenues and costs and expenses of condominium activities for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Condominium revenues	$5,138	$4,422	$9,224	$4,422
Condominium costs and expenses	(4,636)	(3,562)	(8,325)	(3,567)

Gains on condominium sales, net	$502	$860	$899	$855

At June 30, 2006, mortgage notes payable include a $49,998 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payment of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in April 2034. The note is callable by the lender in May 2009 and on each successive fifth year anniversary of the note thereafter. The note is pre-payable without penalty in May 2008. The additional mortgage note payable totaling $17,000 bears interest at a rate of 4.04% and matures in 2008.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

In 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Operating Partnership. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in March 2005. The mortgage note payable to the Operating Partnership had a fixed rate component ($16,392) bearing interest at 4.28% and a variable rate component bearing interest at LIBOR plus 1.90%. In the three months ended June 30, 2006, the mortgage note payable was retired from the proceeds of condominium sales.
4.	REAL ESTATE ACQUISITION AND DISPOSITION ACTIVITY
Acquisition Activity
In March 2006, the Operating Partnership acquired two apartment communities, containing 308 units, located in Austin, Texas for approximately $46,500, including closing costs. Additionally, the Operating Partnership plans to spend up to approximately $1,200 to improve the communities. The purchase price of these communities was allocated to the assets acquired based on their estimated fair values.
In July 2006, the Operating Partnership acquired a 361-unit apartment community in suburban Washington, D.C. for approximately $85,000, including the assumption of approximately $41,394 mortgage indebtedness and closing costs. Based on the Operating Partnership’s preliminary purchase accounting allocations, the assets acquired and the mortgage indebtedness assumed were recorded at their estimated fair values. The Operating Partnership may be required to pay additional purchase consideration of up to approximately $6,563 based on a share of the appreciation in the value of the property, if any, over approximately the next four years.
Disposition Activity
The Operating Partnership classifies real estate assets as held for sale after the approval of its investment committee and after the Operating Partnership has commenced an active program to sell the assets. At June 30, 2006, the Operating Partnership had one apartment community, containing 696 units, and one condominium conversion community, originally containing 127 units classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $88,347, which represents the lower of their depreciated cost or fair value less costs to sell. At June 30, 2006, the Operating Partnership also had portions of two communities that are being converted to condominiums, originally containing 349 units, that are classified as for-sale condominiums on the accompanying consolidated balance sheet at $34,151.
As discussed in note 1, gains on condominium sales at portions of two communities that are being converted into condominiums are reflected in continuing operations. In addition to the condominium gains included in continuing operations, the Operating Partnership expensed certain sales and marketing costs associated with new condominium communities under development totaling $167 and $160 for the three months ended and $289 and $269 for the six months ended June 30, 2006 and 2005, respectively. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Condominium revenues	$18,463	$—	$18,463	$—
Condominium costs and expenses	(9,894)	(160)	(10,052)	(269)

Gains (losses) on sales of condominium, net	$8,569	$(160)	$8,411	$(269)

Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, gains or losses on the sale of these assets are included in discontinued operations. For the three and six months ended June 30, 2006, income from discontinued operations included the results of operations of one apartment community, containing 696 units, and one condominium conversion community classified as held for sale at June 30, 2006. For the three and six months ended June 30, 2005, income from discontinued operations included the results of operations of the communities classified as held for sale at June 30, 2006, five apartment communities sold in 2005 and one condominium conversion community through its sell-out date in 2005.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

The revenues and expenses of the communities included in discontinued operations for the three and six months ended June 30, 2006 and 2005 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Rental	$1,932	$6,708	$3,866	$15,564
Other property revenues	252	649	469	1,502

Total revenues	2,184	7,357	4,335	17,066

Expenses
Property operating and maintenance (exclusive of items shown separately below)	694	3,519	1,469	7,452
Depreciation	—	1,166	781	2,334
Interest	604	1,426	1,219	3,151
Minority interest in consolidated property partnerships	—	—	—	14

Total expenses	1,298	6,111	3,469	12,951

Income from discontinued operations	$886	$1,246	$866	$4,115

For the three and six months ended June 30, 2006 and 2005, gains on sales of real estate assets included in discontinued operations represent the net gains from condominium sales at two condominium conversion communities. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Condominium revenues	$3,522	$34,600	$6,518	$38,106
Condominium costs and expenses	(3,532)	(21,447)	(6,127)	(24,594)

Gains (losses) on condominium sales, before minority interest and income taxes	(10)	13,153	391	13,512
Provision for income taxes	—	(383)	—	(383)

Gains (losses) on condominium sales, net of income taxes	$(10)	$12,770	$391	$13,129

For the three and six months ended June 30, 2005, the Operating Partnership recognized net gains in discontinued operations of $49,710 ($46,876 net of minority interest) from the sale of five communities, containing 1,309 units. The sales generated net proceeds of approximately $97,900, including $34,060 of tax-exempt secured indebtedness assumed by the purchasers.
5.	PARTNERS’ EQUITY
Computations of Earnings Per Common Unit
For the six months ended June 30, 2006 and 2005, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Income from continuing operations available to common unitholders (numerator):
Income (loss) from continuing operations	$13,373	$(493)	$17,866	$1,125
Less: Preferred unit distributions	(1,909)	(1,909)	(3,819)	(3,819)

Income (loss) from continuing operations available to common unitholders	$11,464	$(2,402)	$14,047	$(2,694)

Common units (denominator):
Weighted average units outstanding — basic	43,687	42,325	43,313	42,469
Dilutive units from of stock options and awards	701	—	738	—

Weighted average units outstanding — diluted	44,388	42,325	44,051	42,469

For the three and six months ended June 30, 2006 and 2005, stock options to purchase shares of common stock, 307 and 4,309, respectively, and 280 and 4,309, respectively, were excluded from the computation of diluted earnings per common share as these stock options were antidilutive.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

6.	DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2006, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $97,010 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Operating Partnership’s FNMA variable rate debt. This swap was entered into following the termination of the prior swap arrangement discussed below. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value.
In the first quarter of 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement of $1,655 through the April 2006 termination of the swap was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Operating Partnership is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in shareholders’ equity, over the remaining life of the swap through 2009. The swap arrangement discussed above was terminated through a $2,448 termination payment to the swap counterparty.
At June 30, 2006, the Operating Partnership had an outstanding interest rate cap agreement with a financial institution with a notional value of $28,495. The interest rate cap agreement is a cash flow hedge that provides a fixed interest ceiling at 5% for the Operating Partnership’s variable rate, tax-exempt borrowings aggregating $28,495 at June 30, 2006. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. At June 30, 2006, the difference between the amortized costs of the interest rate cap arrangement and its fair value of $3 is included in accumulated other comprehensive loss, a shareholders’ equity account. The original cost of approximately $362 of the arrangements is being amortized as additional expense over its five-year term.
A summary of comprehensive income for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$14,249	$61,859	$19,123	$66,705
Change in derivatives, (1)	953	(888)	1,244	1,940

Comprehensive income	$15,202	$60,971	$20,367	$68,645

(1)	In the three and six months ended June 30, 2006, the change in derivatives balance includes an adjustment of $281 and $554, respectively, for amortized swap costs included in net income.
7.	SEGMENT INFORMATION
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
The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are aggregated in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2005. The segment information for the six months ended June 30, 2005 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2006 and 2005 to discontinued operations under SFAS No. 144 (see note 4).
•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Development, rehabilitation and lease-up communities — those apartment communities under construction and major rehabilitation programs. The Operating Partnership had no apartment communities in the lease-up stage for the periods presented.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

•	Condominium conversion communities — the rental operations of those portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1).

•	Acquired communities — those communities acquired in the current or prior year.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues
Fully stabilized communities	$64,893	$61,284	$128,233	$121,484
Development, rehabilitation and lease-up communities	2,403	2,614	4,966	5,154
Condominium conversion communities	730	1,454	1,906	2,907
Acquired communities	2,052	306	3,344	306
Other property segments	6,133	5,326	11,889	10,548
Other	85	61	151	132

Consolidated revenues	$76,296	$71,045	$150,489	$140,531

Contribution to NOI
Fully stabilized communities	$40,064	$37,692	$79,107	$74,125
Development, rehabilitation and lease-up communities	1,303	1,485	2,777	2,879
Condominium conversion communities	270	958	921	1,877
Acquired communities	1,031	228	1,747	228
Other	(1,011)	(2,133)	(2,845)	(4,056)

Consolidated property net operating income	41,657	38,230	81,707	75,053

Interest income	118	189	238	354
Other revenue	85	61	151	132
Minority interest in consolidated property partnerships	(63)	64	(92)	178
Depreciation	(17,031)	(18,247)	(33,706)	(36,612)
Interest expense	(13,560)	(14,612)	(27,266)	(29,609)
Amortization of deferred financing costs	(834)	(1,029)	(1,769)	(2,717)
General and administrative	(4,632)	(4,558)	(9,058)	(8,949)
Investment, development and other expenses	(1,617)	(984)	(3,168)	(2,404)
Gains (losses) on sales of condominiums, net	8,569	(160)	8,411	(269)
Equity in income of unconsolidated real estate entities	411	553	724	701
Other income	270	—	1,694	5,267

Income from continuing operations	13,373	(493)	17,866	1,125
Income from discontinued operations	876	62,352	1,257	65,580

Net income	$14,249	$61,859	$19,123	$66,705

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

8.	SEVERANCE COSTS
In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate severance charges for the six months ended June 30, 2006 and 2005:

	Six months ended
	June 30,
	2006	2005
Accrued severance charges, beginning of period	$14,325	$15,317
Payments for period	(1,495)	(1,494)
Interest accretion	424	453

Accrued severance charges, end of period	$13,254	$14,276

9.	SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid (including capitalized amounts of $4,138 and $783 for the six months ended June 30, 2006 and 2005, respectively), aggregated $32,600 and $35,405 for the six months ended June 30, 2006 and 2005, respectively.
Non-cash investing and financing activities for the six months ended June 30, 2006 and 2005 were as follows:
In the six months ended June 30, 2006, a minority partner in a consolidated real estate venture contributed land with an agreed upon value of $2,556. This non-cash land contribution was excluded from the statement of cash flows.
During the six months ended June 30, 2006, the Operating Partnership amortized approximately $554 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). Other than the amortization discussed herein, for the six months ended June 30, 2006, the Operating Partnership derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $690. During the six months ended June 30, 2005, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $1,940.
The Operating Partnership committed to distribute $19,764 and $19,065 for the quarters ended June 30, 2006 and 2005, respectively. These distributions were not reflected in the statement of cash flows as of June 30, 2006 and 2005.
10.	EQUITY-BASED COMPENSATION PLAN
Equity Compensation Plans
As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership. Effective January 1, 2006, the Operating Partnership accounts for equity-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). For equity-based compensation granted from January 1, 2003 to December 31, 2005, the Operating Partnership accounted for equity-based compensation under the fair value method prescribed by SFAS No. 123. Other than the required modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures, the adoption of SFAS 123R did not have a material impact on the Operating Partnership’s accounting for equity-based compensation. In prior years, the Operating Partnership used a policy of recognizing the effect of award forfeitures as they occurred. Under SFAS No. 123R, such award forfeitures are recognized based on an estimate of the number of awards expected to be forfeited during the estimated service period. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $172 and the amount was reflected as a reduction of compensation expense in the six months ended June 30, 2006.
The Operating Partnership’s audited financial statements for the year ended December 31, 2005 included in the Operating Partnership’s Form 10-K, as amended, include the footnote disclosures under SFAS No. 123. The disclosures below summarize the new disclosures under SFAS 123R.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

Incentive Stock Plans
Under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”), an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each stock option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the Company’s compensation committee. Compensation costs are recognized ratably over the vesting period. At June 30, 2006, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,746.
Compensation costs for stock options has been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

Six months ended
June 30, 2006
Dividend yield	4.5%
Expected volatility	17.5%
Risk-free interest rate	4.3%
Expected option term (years)	5.0
In connection with the adoption of SFAS No. 123R, the Company reviewed the above assumptions based on the additional guidance provided in the pronouncement. The expected dividend yield reflects the Company’s current historical yield, which is expected to approximate the future yield. Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S. Treasury yield curve. The weighted average expected option term was based on the Company’s historical data for prior period stock option exercise and forfeiture activity.
In the six months ended June 30, 2006, the Company granted stock options to purchase 291 shares of Company common stock to Company officers and directors, of which 50 were granted to the Company’s non-executive chairman of the board. For the three and six months ended June 30, 2006, the Company recorded compensation expense related to stock options of $286 and $507, respectively. In the six months ended June 30, 2006, such expense was net of the cumulative impact of the adoption of SFAS 123R of $60, as discussed above. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.
A summary of stock option activity under all plans for the six months ended June 30, 2006, is presented below.

	Six months ended
	June 30, 2006
		Weighted Average
	Shares	Exercise Price
Options outstanding, beginning of period	3,534	$34
Granted	291	40
Exercised	(1,079)	36
Forfeited	—	—

Options outstanding, end of period	2,746	33

Options exercisable, end of period	1,671	34

Weighted-average fair value of options granted during the period	$4.80

At June 30, 2006, there was $2,205 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2006 was $8,586. The aggregate intrinsic values of stock options outstanding and exercisable at June 30, 2006 were $33,591 and $18,708, respectively.
At June 30, 2006, the Company has separated its outstanding options into two ranges based on exercise prices. There were 1,645 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.53 and a weighted average remaining contractual life of 6 years. Of these outstanding options, 883 were exercisable at June 30, 2006 at a weighted average exercise price of $30.91. In addition, there were 1,101 options outstanding with exercise prices ranging from $36.47 to $44.13. These options have a weighted average exercise price of $38.43 and a weighted average remaining contractual life of 5 years. Of these outstanding options, 788 were exercisable at June 30, 2006 at a weighted average exercise price of $37.77.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

In the six months ended June 30, 2006, the Company granted 39 shares of restricted stock, respectively, to Company officers, employees and directors, of which 5 shares were granted to the Company’s non-executive chairman of the board. The restricted shares granted in 2006 vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares was $40.24 per share. The total value of the restricted share grants in the six months ended June 30, 2006 was $1,571. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $438 and $726 in the three and six months ended June 30, 2006, respectively. In the six months ended June 30, 2006, such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $112, as discussed above.
A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2006 is presented below:

		Weighted Average
		Grant-Date
	Shares	Fair Value
Unvested shares, beginning or period	140	$28
Granted	39	40
Vested	(4)	27
Forfeited	—	—

Unvested shares, end of period	175	31

At June 30, 2006, there was $4,093 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 3.3 years.
Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005. The purchase price of shares of Common Stock under the ESPP is equal to 85% of the lesser of the closing price per share of Common Stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $60 and $100 for the three and six months ended June 30, 2006, respectively.
11.	INCOME TAXES
Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax returns. Accordingly, no provisions or benefit for income taxes has been made in the accompanying financial statements. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with the taxable year ended December 31, 1993. In order for the Company to qualify as a REIT, it must distribute 90% of its REIT taxable incomes, as defined in the Code, to its shareholders and satisfy certain other requirements. The Operating Partnership intends to make sufficient cash distributions to the Company to enable it to meet its annual REIT distribution requirements.
In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.
The Operating Partnership utilizes taxable REIT subsidiaries (“TRSs”) to perform such nonqualifying activities as property management, ground-up condominium development and conversions and to provide noncustomary services for the Operating Partnership’s apartment residents. Income at the TRS level is subject to federal and state income taxes. For the six months ended June 30, 2006, the Operating Partnership’s TRSs had an estimated taxable loss. At December 31, 2005, the Operating Partnership’s TRSs had an estimated consolidated federal income tax net operating loss of approximately $1,200. This carryforward and other net deferred tax assets were fully offset by a valuation allowance. As a result, the Operating Partnership recorded no income tax expense (benefit) related to its TRSs for the six months ended June 30, 2006. The tax benefits associated with such income tax net operating loss carryforwards may be recognized in future periods should the TRSs generate sufficient taxable income to utilize these loss carryforwards or should the Operating Partnership determine that it is more likely than not that the related deferred tax assets are realizable.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

In the three and six months ended June 30, 2005, the Operating Partnership estimated that its TRSs would be subject to federal alternative minimum taxes and applicable state income taxes and recorded a tax provision of approximately $383.
A summary of the components of the TRSs’ deferred tax assets and liabilities at December 31, 2005 are included in the footnotes to the Operating Partnership’s audited financial statements included in the Operating Partnership’s Form 10-K, as amended. Other than the additional estimated taxable losses for the six months ended June 30, 2006, there were no material changes to the components of deferred tax assets and liabilities at June 30, 2006.
12.	LEGAL PROCEEDINGS
On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for its attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company has vigorously contested. In February 2006, the United States District Court granted the Company’s motion for attorneys’ fees in an amount to be determined by the agreement of the parties, or, alternatively, by the Court.
On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. In November 2005, the Georgia Court of Appeals affirmed the orders. In December 2005, the alleged Company shareholder asked the Georgia Supreme Court to review the case. In April 2006, the Georgia Supreme Court denied review, and the alleged Company shareholder has indicated that he will seek review by the United States Supreme Court.
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
13.	SALE OF TECHNOLOGY INVESTMENT
In February 2005, the Operating Partnership sold its investment in Rent.com, a privately-held internet leasing company, and recognized a gain of $5,267. The gain is included in other income on the consolidated statement of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. As of July 31, 2006, the Company owned 22,418 apartment units in 62 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and including 512 apartment units currently under development in two communities. The Company is also developing 230 for-sale condominium units in two communities and is converting 597 apartment units in four communities (including one in an unconsolidated entity, containing 121 units) into for-sale condominium units through a taxable REIT subsidiary. At June 30, 2006, approximately 46.2%, 18.3%, 9.2% and 8.7% (on a unit basis) of the Company’s communities were located in Atlanta, Dallas, the greater Washington, D.C. and Tampa metropolitan areas, respectively.
The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and, through payments of dividends to shareholders, in practical effect is not subject to federal income taxes at the corporate level, except to the extent that taxable income is earned through its taxable REIT subsidiaries.
At June 30, 2006, the Company owned approximately 98.4% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 1.6% common minority interest in the Operating Partnership.
Beginning in 2001 and leading into 2004, the multifamily apartment sector was adversely impacted by the supply of multifamily apartments outpacing demand, due primarily to the availability of capital and the low interest rate environment, reduced demand for multifamily apartments due to the weakness in the overall U.S. economy and the job market, as well as increased rates of homeownership due primarily to historically low mortgage interest rates. In particular, the Sunbelt markets in which a substantial portion of the Company’s apartment communities are located were adversely impacted.
In 2005, the Company’s operating results benefited from improved fundamentals in the multifamily apartment market. The Company believes that fundamentals improved due primarily to improved job growth and overall growth in the U.S. economy, increasing mortgage interest rates and single-family housing prices which have decreased the affordability of housing, and moderation in the supply of new market-rate apartments in the primary markets and submarkets where the Company operates. The Company believes that these factors are continuing to favorably impact apartment market fundamentals in 2006.
The Company has also been active over the past several years in repositioning its real estate portfolio and building its development and value creation capabilities centered upon its Southeast, Southwest and Mid-Atlantic regions. During this time, the Company has been a net seller of apartment assets in an effort to exploit opportunities to harvest value and recycle capital through the sale of non-core assets that no longer met the Company’s growth objectives. The Company’s asset sales program has been consistent with its strategy of reducing its concentration in Atlanta, Georgia and Dallas, Texas, exiting single asset markets, building critical mass in fewer markets and leveraging the Post® brand in order to improve operating efficiencies. The Company has redeployed capital raised from its asset sales to strengthen its balance sheet, by reducing high-coupon preferred equity and debt, and reinvesting in assets that the Company believes demonstrate better growth potential.
In this regard, the Company acquired a 319-unit apartment community located in Charlotte, North Carolina in 2005, two apartment communities located in Austin, Texas in early 2006, consisting of 308 units, and a 361-unit apartment community in suburban Washington, D.C. in July 2006. The Company also re-commenced development activities with its start of a new 350-unit mixed-use, for-rent apartment and for-sale condominium project located in Alexandria, Virginia at the end of 2004, the start of a new 307 for-rent apartment project in Atlanta, Georgia in 2006 and the start of a new 85 unit for-sale condominium project in Dallas, Texas in 2006. The Company also expects to begin additional development projects in the second half of 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

In early 2005, the Company entered the for-sale condominium housing market to exploit the strategic opportunity for Post to serve those consumers who are choosing to own, rather than rent, their home. As a result, the Company launched a new for-sale brand, Post Preferred Homes™, which serves as the unified marketing umbrella for the Company’s for-sale ventures, including developing new communities and converting existing assets into upscale for-sale housing in several key markets.
During 2005, the Company, through a taxable REIT subsidiary, commenced the conversion of three existing apartment communities consisting of a total of 382 units into for-sale condominium homes, including one in an unconsolidated entity, located in Atlanta, Georgia, Dallas, Texas and Tampa, Florida. One of these communities, containing 134 units, located in Tampa, Florida, was completely sold out in 2005. The other two communities are expected to be substantially sold out in 2006. During 2006, the Company, through a taxable REIT subsidiary, also commenced the conversion of a portion of two additional existing apartment communities consisting of a total of 349 units into for-sale condominium homes, located in Houston, Texas and Tampa, Florida. These two communities began closing condominium sales in the second quarter of 2006. Recently, there has been a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, uncertainties related to the cost of energy and a perceived slow down in overall economic activity in the U.S. It is likely that the pace of condominium closings will slow in the third and fourth quarters of 2006, however, there can be no assurances of the amount or pace of future for-sale condominium sales and closings.
The Company’s expansion into for-sale condominium housing exposes the Company to new risks and challenges, which if they materialize, could have an adverse impact on the Company’s business, results of operations and financial condition. See the Risk Factors discussion in the Company’s Form 10-K, as amended, for the year ended December 31, 2005 for a discussion of the Company’s significant risks. As of June 30, 2006, the Company had approximately $100,000 of capital cost (based on book value and including the Company’s investment in unconsolidated entities) committed to its for-sale condominium conversion and ground-up development projects, including projected development costs expected to be funded relating to two for-sale projects currently under construction. In addition the Company also had, in the aggregate, approximately $113,000 of land held for future development as of June 30, 2006, of which a portion may be used to develop future for-sale condominium projects depending upon market conditions. There can be no assurance, however, that land held for future development will be used for such purposes or whether developments will actually commence.
The following discussion should be read in conjunction with the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and the financial condition are substantially the same except for the effect of the 2.2% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”
Disclosure Regarding Forward-Looking Statements
Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s anticipated performance for the three months ended September 30, 2006 (including the Company’s assumptions for such performance and expected levels of costs and expenses to be incurred), anticipated apartment community sales in 2006 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium units, development of new for-sale condominium housing and the related sales of the for-sale condominium units, estimated timing of availability of apartment and condominium units under construction, estimated timing of apartment community stabilization, anticipated future acquisition and development activities, anticipated refinancing and other new financing needs, the anticipated dividend level in 2006, the Company’s ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

•	The success of the Company’s business strategies described on pages 2-3 of the Company’s Form 10-K, as amended, for the year ended December 31, 2005;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;

•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;

•	The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium units and development locations;

•	The Company’s ability to obtain financing or self-fund the development or acquisition of additional apartment communities and for-sale condominium housing;

•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;

•	Uncertainties associated with the timing and amount of apartment community sales and the resulting gains/losses associated with such sales;

•	Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales;

•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	Uncertainties associated with environmental and other regulatory matters, including the Americans with Disabilities Act and the Fair Housing Act;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;

•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and

•	Other factors, including the risk factors discussed on pages 7 through 15 of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.
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
Critical Accounting Policies and New Accounting Pronouncements
In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 26 and 27 of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. There were no significant changes to the Company’s critical accounting policies and estimates during the six months ended June 30, 2006. The discussion below addresses the implementation and impact of new accounting pronouncements with an impact on the Company in the six months ended June 30, 2006 and in the future periods.
SFAS No. 123R, “Share-Based Payment,” was issued in December 2004. SFAS No. 123R revised SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. SFAS No. 123R also superseded the provisions of APB No. 25. The Company adopted the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective method of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R did not have a significant impact on the Company’s financial position or results of operations. For an additional discussion of FAS 123R, see note 10 to the consolidated financial statements included in this Form 10-Q.
The Emerging Issues Task Force issued EITF No. 04-05 (“EITF No. 04-05”), “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights.” EITF No. 04-05 provides a framework for evaluating whether a general partner or group of general partners or managing members controls a limited partnership or limited liability company and therefore should consolidate the entity. The presumption that the general partner or group of general partners or managing members controls a limited liability partnership or limited liability company may be overcome if the limited partners or members have (1) the substantive ability to dissolve the partnership without cause, or (2)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

substantive participating rights. EITF No. 04-05 became effective on June 30, 2005 for new or modified limited partnerships or limited liability companies and January 1, 2006 for all existing arrangements. The Company adopted EITF No. 04-05 on January 1, 2006 for all existing partnerships and limited liability companies and the adoption did not have a material impact on the Company’s financial position or results of operations.
FASB Interpretation No 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Company’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria will be required to be adjusted on the implementation date. FIN 48 is effective January 1, 2007 for all calendar year companies. The Company is currently evaluating the impact that FIN 48 will have on the Company’s financial position and results of operations.
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
At June 30, 2006, the Company’s portfolio of apartment communities, excluding three communities held in unconsolidated entities (including one community being converted into condominiums) and three communities being converted into condominiums, consisted of the following: (1) 51 communities that were completed and stabilized for all of the current and prior year, (2) four communities under development or under major rehabilitation programs, (3) portions of two communities that are being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1 to the consolidated financial statements), and (4) three communities that were acquired in 2006 and 2005. Currently, the Company has no development communities in the lease-up stage. These operating segments also exclude the operations of apartment communities classified as discontinued operations.
In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other property revenues, property operating and maintenance expenses (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to net operating income. A reconciliation of net operating income to GAAP net income is included below. The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

All Operating Communities
The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities and other commercial properties summarized by segment for the three and six months ended June 30, 2006 and 2005 is summarized as follows:

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	% Change	2006	2005	% Change
Rental and other property revenues
Fully stabilized communities (1)	$64,893	$61,284	5.9%	$128,233	$121,484	5.6%
Development, rehabilitation and lease-up communities	2,403	2,614	(8.1)%	4,966	5,154	(3.6)%
Condominium conversion communities (2)	730	1,454	(49.8)%	1,906	2,907	(34.4)%
Acquired communities (3)	2,052	306	n/a	3,344	306	n/a
Other property segments (4)	6,133	5,326	15.2%	11,889	10,548	12.7%

	76,211	70,984	7.4%	150,338	140,399	7.1%

Property operating and maintenance expenses (exclusive of depreciation and amortization)
Fully stabilized communities (1)	24,829	23,592	5.2%	49,126	47,359	3.7%
Development, rehabilitation and lease-up communities	1,100	1,129	(2.6)%	2,189	2,275	(3.8)%
Condominium conversion communities (2)	460	496	(7.3)%	985	1,030	(4.4)%
Acquired communities (3)	1,021	78	n/a	1,597	78	n/a
Other expense (5)	7,144	7,459	(4.2)%	14,734	14,604	0.9%

	34,554	32,754	5.5%	68,631	65,346	5.0%

Property net operating income (6)	$41,657	$38,230	9.0%	$81,707	$75,053	8.9%

Capital Expenditures (7)(8)
Annually recurring capital expenditures:
Carpet	$1,037	$832	24.6%	$1,770	$1,474	20.1%
Other	2,811	1,666	68.7%	4,116	2,669	54.2%

Total	$3,848	$2,498	54.0%	$5,886	$4,143	42.1%

Periodically recurring capital expenditures	$1,557	$1,070	45.5%	$2,246	$1,924	16.7%

Average apartment units in service	20,653	20,136		20,550	20,083

(1)	Communities which reached stabilization prior to January 1, 2005.
(2)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144.
(3)	Communities acquired subsequent to January 1, 2005.
(4)	Other property segment revenues include revenue from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $85 and $61 for the three months ended and $151 and $132 for the six months ended June 30, 2006 and 2005, respectively.
(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.
(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Total same store NOI	$40,064	$37,692	$79,107	$74,125
Property NOI from other operating segments	1,593	538	2,600	928

Consolidated property NOI	41,657	38,230	81,707	75,053
Add (subtract):
Other revenues	85	61	151	132
Interest income	118	189	238	354
Minority interest in consolidated property partnerships	(63)	64	(92)	178
Depreciation	(17,031)	(18,247)	(33,706)	(36,612)
Interest expense	(13,560)	(14,612)	(27,266)	(29,609)
Amortization of deferred financing costs	(834)	(1,029)	(1,769)	(2,717)
General and administrative	(4,632)	(4,558)	(9,058)	(8,949)
Investment, development and other expenses	(1,617)	(984)	(3,168)	(2,404)
Gains (losses) on sales of condominiums, net	8,569	(160)	8,411	(269)
Equity in income of unconsolidated entities	411	553	724	701
Other income	270	—	1,694	5,267
Minority interest of common unitholders	(247)	138	(310)	154

Income (loss) from continuing operations	13,126	(355)	17,556	1,279
Income from discontinued operations	857	58,798	1,229	61,842

Net income	$13,983	$58,443	$18,785	$63,121

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

(7)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring capital expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Annually recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.
(8)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Annually recurring capital expenditures
Continuing operations	$3,848	$2,498	$5,886	$4,143
Discontinued operations	12	366	28	679

Total annually recurring capital expenditures per statements of cash flows	$3,860	$2,864	$5,914	$4,822

Periodically recurring capital expenditures
Continuing operations	$1,557	$1,070	$2,246	$1,924
Discontinued operations	42	57	76	105

Total periodically recurring capital expenditures per statements of cash flows	$1,599	$1,127	$2,322	$2,029

Fully Stabilized (Same Store) Communities
The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold, under major rehabilitation and classified as held for sale. For the 2006 to 2005 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2005. This portfolio consisted of 51 communities with 18,787 units, including 24 communities with 9,110 units (48.5%) located in Atlanta, Georgia, 12 communities with 3,607 units (19.2%) located in Dallas, Texas, three communities with 1,883 units (10.0%) located in Tampa, Florida, four communities with 1,703 units (9.1%) located in Washington, DC, three communities with 1,065 units (5.7%) located in Charlotte, North Carolina and five communities with 1,419 units (7.5%) located in other markets. The operating performance and capital expenditures of these communities are summarized as follows:

	Three months ended			Six months ended
	June 30,			June 30,
	2006	2005	% Change	2006	2005	% Change
Rental and other revenues	$64,893	$61,284	5.9%	$128,233	$121,484	5.6%
Property operating and maintenance expenses (excluding depreciation and amortization)	24,829	23,592	5.2%	49,126	47,359	3.7%

Same store net operating income (1)	$40,064	$37,692	6.3%	$79,107	$74,125	6.7%

Capital expenditures (2)
Annually recurring:
Carpet	$966	$723	33.6%	$1,676	$1,311	27.8%
Other	2,402	1,512	58.9%	3,647	2,413	51.1%

Total annually recurring	3,368	2,235	50.7%	5,323	3,724	42.9%
Periodically recurring	859	605	42.0%	1,272	1,086	17.1%

Total capital expenditures (A)	$4,227	$2,840	48.8%	$6,595	$4,810	37.1%

Total capital expenditures per unit (A÷18,787 units)	$225	$151	49.0%	$351	$256	37.1%

Average economic occupancy (3)	95.3%	94.0%	1.3%	95.2%	93.9%	1.3%

Average monthly rental rate per unit (4)	$1,131	$1,087	4.0%	$1,121	$1,083	3.5%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 39 for a reconciliation of net operating income for stabilized communities to GAAP net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Annually recurring capital expenditures by operating segment:
Same store	$3,368	$2,235	$5,323	$3,724
Development, rehabilitation and lease-up	286	148	353	271
Condominium conversion communities	—	30	—	53
Acquired	56	15	59	15
Other segments	150	436	179	759

Total annually recurring capital expenditures per statements of cash flows	$3,860	$2,864	$5,914	$4,822

Periodically recurring capital expenditures by operating segment:
Same store	$859	$605	$1,272	$1,086
Development, rehabilitation and lease-up	196	123	212	237
Condominium conversion communities	—	11	—	36
Acquired	3	5	8	5
Other segments	541	383	830	665

Total periodically recurring capital expenditures per statements of cash flows	$1,599	$1,127	$2,322	$2,029

The Company uses same store annually recurring and periodically recurring capital expenditures as cash flow measures. Same store annually recurring and periodically recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, development, rehabilitation and lease-up communities, condominium conversion communities, acquired communities, held for sale communities and sold communities in addition to same store information. Therefore, the Company believes that the Company’s presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures are the lines on the Company’s consolidated statements of cash flows entitled “annually recurring capital expenditures” and “periodically recurring capital expenditures.”
(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Beginning in the fourth quarter of 2005, the Company adjusted its stated market rents at the majority of its communities to be more reflective of current market conditions. The impact of this change is estimated to have increased the computed average economic occupancy amounts by less than 1% for the three and six months ended June 30, 2006. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 94.5% and 93.0% for the three months ended June 30, 2006 and 2005, respectively, and 94.5% and 92.9% for the six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, net concessions were $324 and $496, respectively, and employee discounts were $177 and $143, respectively. For the six months ended June 30, 2006 and 2005, net concessions were $611 and $952, respectively, and employee discounts were $348 and $287, respectively.
(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units. Beginning in the fourth quarter of 2005, the Company adjusted its stated market rents at the majority of its communities to be more reflective of current market conditions. The impact of this change is estimated to have reduced the average monthly rental rate per unit by less than 1% for the three and six months ended June 30, 2006.
Comparison of Three months Ended June 30, 2006 to Three months Ended June 30, 2005
The Operating Partnership reported net income available to common unitholders of $12,340 for the three months ended June 30, 2006 compared to $59,950 for the three months ended June 30, 2005. The Company reported net income available to common shareholders of $12,074 for the three months ended June 30, 2006 compared to $56,534 for the three months ended June 30, 2005. The decrease between years primarily reflects reduced gains on sales of operating real estate assets of $49,710 and reduced gains on condominium sales of approximately $4,051 offset by the improved operating performance of the Company’s stabilized communities and increased interest capitalization due to a growing development pipeline. The impact of these items is discussed below.
Rental and other revenues from property operations increased $5,227 or 7.4% from 2005 to 2006 primarily due to increased revenues from the Company’s same store communities of $3,609 or 5.9% and acquired communities of $1,746 offset somewhat by reduced revenues from partial condominium conversions of $724. The revenue increase from acquired communities reflects the Company’s acquisition of one community in June 2005 and two communities in March 2006. The revenue increase from same store communities in 2006 reflects higher average rental rates and increased occupancy rates between periods as discussed more fully below. The revenue decrease from condominium conversion communities reflects the reduction of leased units as units were vacated for conversion and sale. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,800 or 5.5% primarily due to increased property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities of $1,237 or 5.2% and for acquired communities of $943, between periods (see discussion below).
For the three months ended June 30, 2006 and 2005, gains on sales of real estate assets resulting from condominium sales activities represent the net gains of $8,559 and $12,610, respectively. As discussed in the consolidated financial statements, net condominium gains of $8,569 in the three months ended June 30, 2006 are included in continuing operations. All prior year condominium gains

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

were included in discontinued operations. The decrease in aggregate condominium gains between periods primarily reflects the volume and timing of condominium closings. In the three months ended June 30, 2006 and 2005, the Company closed 83 and 163 units, respectively, at wholly owned conversion communities. Aggregate condominium sales generated net proceeds of $20,219 in 2006 and $32,074 in 2005. The Company expects gains on sales of real estate assets at the Company’s condominium conversion communities to decrease in the third quarter of 2006 compared to the second quarter of 2006 due to slower expected sales at two new conversion communities located in Tampa, FL and Houston, TX.
Depreciation expense decreased $1,216, or 6.7% from 2005 to 2006 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in early 2005 and the cessation of depreciation expense in late 2005 on portions of two communities being converted into condominiums that continue to be reported in continuing operations under SFAS No. 144. These decreases in depreciation expense between periods were partially offset by increased depreciation in the second quarter of 2006 on communities acquired in June 2005 and March 2006.
General and administrative expenses increased $74, or 1.6%, from 2005 to 2006 primarily due to higher compensation costs offset by a reduction in board compensation costs. Higher compensation costs reflected annual compensation increases and annual incentive awards to management. Decreased board compensation costs resulted from higher 2005 costs caused by a director variable incentive compensation plan which was tied to increases in the Company’s stock price. This director plan was amended in the third quarter of 2005. As a result, the volatility in director compensation expense was reduced in periods subsequent to the modification.
Beginning in the fourth quarter of 2005, the Company reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassified expenses primarily included certain investment group executive and administrative functions and long-term, stock-based compensation and benefits expenses associated with property management and investment and development group activities.
Investment, development and other expenses increased $633 or 64.3% from 2005 to 2006 primarily due to the continued increase in development personnel and other costs to establish and grow the Company’s development capabilities in three regional markets in 2005 and 2006 and the write-off of approximately $200 of pursuit costs related to abandoned investment activities.
Interest expense included in continuing operations decreased $1,052 or 7.2% from 2005 to 2006. The decreased expense amounts between periods primarily reflect the impact of increased interest capitalization on the Company’s development projects of $1,890 between periods, somewhat offset by higher debt levels due to apartment community acquisitions and land acquisitions in 2005 and the first half of 2006. Interest expense included in discontinued operations decreased from $1,426 in 2005 to $604 in 2006 primarily due to interest expense associated with three communities sold in 2005.
Equity in income of unconsolidated real estate entities decreased $142 or 25.7% from 2005 to 2006. The decrease was primarily due to a reduction in net gains from condominium sales and net operating income at the unconsolidated entity that began converting its apartment community into condominiums in early 2005. The reduced net operating income reflects the reduction in rental units throughout the conversion process and the reduced net gains from condominium sales reflect reduced sales prices and margins in 2006 in order to maintain a modest sales pace. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.
Other income in 2006 primarily reflects net mark-to-market derivative gains from an ineffective cash flow hedge. See note 6 to the consolidated financial statements for a further discussion of the derivative transaction.
Annually recurring and periodically recurring capital expenditures from continuing operations increased $1,837 or 51.8% from 2005 to 2006. The increase in capital expenditures primarily reflects the impact of several properties beginning to capitalize the replacement of carpet, vinyl and blinds in mid 2005 and into 2006 under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items), leasing office, model and amenity upgrades at several communities in 2006, as well as the timing of larger structural expenditures between periods.
Fully Stabilized Communities
Rental and other revenues increased $3,609 or 5.9% from 2005 to 2006. This increase resulted from a 4.0% increase in the average monthly rental rate per apartment unit and an increase in average economic occupancy of the portfolio from 94.0% to 95.3%. This increase in average rental rates resulted in a revenue increase of approximately $2,492 between years. The occupancy increases resulted in lower vacancy losses and net rental concessions of $769. Additionally, other property fees increased $348 due to better pricing power resulting from improving market conditions, and higher utility reimbursements from residents due to increased utility

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

expenses. Overall, the improving performance of the operating portfolio reflects improving market conditions, with the Company’s operations in all of its markets reporting increased revenues over the prior year. With only modestly increasing occupancy rates in 2006, the Company’s strategy continues to be focused on increasing average rental rates in 2006 as the Company’s markets continue to show economic improvement.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,237 or 5.2% from 2005 to 2006. This increase was primarily due to increased property tax expenses of $545 or 7.2%, increased utility expenses of $311 or 10.7%, increased repairs and maintenance expenses of $109 or 3.7%, increased personnel expenses of $155 or 2.8%, offset by decreased advertising and promotion expenses of $224 or 20.6%. Property tax expenses increased due to increased accrual rates in 2006 and more favorable tax settlements recorded in the second quarter of 2005. Utility expenses increased primarily due to generally higher electric and gas rates and due to significantly higher electricity rates at certain properties in the Company’s Texas markets. Repairs and maintenance expenses increased primarily due to the timing of expenses between periods. Personnel costs increased primarily due to annual salary increases. The decrease in advertising and promotions expense in 2006 primarily reflects reduced payments to apartment locator services resulting from more favorable market conditions and lower resident turnover between periods.
Comparison of Six months Ended June 30, 2006 to Six months Ended June 30, 2005
The Operating Partnership reported net income available to common unitholders of $15,304 for the six months ended June 30, 2006 compared to $62,886 for the six months ended June 30, 2005. The Company reported net income available to common shareholders of $14,966 for the six months ended June 30, 2006 compared to $59,302 for the six months ended June 30, 2005. The decrease between years reflects reduced gains on sales of operating real estate assets of $49,710 and reduced gains on condominium sales of approximately $4,058 offset by the improved operating performance of the Company’s stabilized communities and increased interest capitalization due to a growing development pipeline. The impact of these items is discussed below.
Rental and other revenues from property operations increased $9,939 or 7.1% from 2005 to 2006 primarily due to increased revenues from the Company’s same store communities of $6,749 or 5.6% and acquired communities of $3,038. The revenue increase from acquired communities reflects the Company’s acquisition of one community in June 2005 and two communities in March 2006. The revenue increase from same store communities in 2006 reflects higher average rental rates and increased occupancy rates between periods as discussed more fully below. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,285 or 5.0% primarily due to increased property operating and maintenance expenses (excluding depreciation and amortization) for fully stabilized communities of $1,767 or 3.7% and for acquired communities of $1,519, between periods (see discussion below).
For the six months ended June 30, 2006 and 2005, gains on sales of real estate assets from condominium sales activities represent the net gains of $8,802 and $12,860, respectively. As discussed in the consolidated financial statements, net condominium gains of $8,411 in the six months ended June 30, 2006 are included in continuing operations. All prior year condominium gains were included in discontinued operations. The decrease in aggregate condominium gains between periods primarily reflects the volume and timing of condominium closings. In the six months ended June 30, 2006 and 2005 the Company closed 95 and 181 units, respectively, at wholly owned conversion communities. The condominium sales generated net proceeds of $23,007 in 2006 and $35,370 in 2005. The Company expects gains on sales of real estate assets at the Company’s condominium conversion communities to decrease in the second half of 2006 compared to the first half of 2006 due to slower expected sales at two new conversion communities located in Tampa, FL and Houston, TX.
Depreciation expense decreased $2,906, or 7.9% from 2005 to 2006 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in early 2005 and the cessation of depreciation expense in late 2005 on portions of two communities being converted into condominiums that continue to be reported in continuing operations under SFAS No. 144. These decreases in depreciation expense between periods were offset by increased depreciation in 2006 on communities acquired in June 2005 and March 2006.
General and administrative expenses increased $109, or 1.2%, from 2005 to 2006 primarily due to higher compensation costs offset by reduced legal, professional fees and the cumulative effect of the adoption of SFAS 123R for recognizing stock-based compensation. Higher compensation costs reflected annual compensation increases and annual incentive awards to management. Decreased legal fees of approximately $111 reflected reduced activity associated with shareholder litigation and other shareholder legal matters in 2006 compared to 2005. Professional fees decreased approximately $86 in 2006 primarily due to expected savings in annual audit and Sarbanes/Oxley compliance costs. In the first quarter of 2006, the Company implemented SFAS 123R. As the Company had recorded stock-based compensation expense under SFAS 123 since 2003 using the actual forfeiture method for early terminations of awards, the implementation of SFAS 123 using the estimated forfeiture method required by SFAS 123R resulted in a one-time reduction of general and administrative expenses of approximately $100 in the first quarter of 2006. The aggregate one-time reduction

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

of expenses resulting from the adoption of SFAS 123R totaled $172, with $72 recorded as reductions of investment and development expenses and property operating expenses. The one-time effect of implementing SFAS 123R will not recur in future periods.
Beginning in the fourth quarter of 2005, the Company reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment, development and other expenses on the accompanying statements of operations. Prior period amounts have been reclassified to conform to the 2006 presentation. The reclassified expenses primarily included certain investment group executive and administrative functions and long-term, stock-based compensation and benefits expenses associated with property management and investment and development group activities.
Investment, development and other expenses increased $764 or 31.8% from 2005 to 2006 primarily due to the continued increase in development personnel and other costs to establish and grow the Company’s development capabilities in three regional markets in 2005 and 2006 and the write-off of approximately $200 of pursuit costs related to abandoned investment activities.
Interest expense included in continuing operations decreased $2,343 or 7.9% from 2005 to 2006. The decreased expense amounts between periods reflect the impact of increased interest capitalization on its development projects of $3,355 between periods, somewhat offset by higher debt levels due to apartment community acquisitions and land acquisitions in 2005 and the first half 2006. Interest expense included in discontinued operations decreased from $3,151 in 2005 to $1,219 in 2006 primarily due to interest expense associated with five communities sold in 2005.
Equity in income of unconsolidated real estate entities increased $23 or 3.3% from 2005 to 2006. This increase was primarily due to a loss on early debt extinguishment of $273 in the first half of 2005 at the unconsolidated entity converting its units into condominiums. Net gains from condominium sales and net operating income decreased in 2006 at the unconsolidated entity that began converting its apartment community into condominiums in early 2005. The reduced net operating income reflects the reduction in rental units throughout the conversion process and the reduced net gains from condominium sales reflects reduced sale prices and margins in 2006 in order to maintain a modest sales pace. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.
Other income in 2006 primarily reflects net mark-to-market derivative gains from an ineffective cash flow hedge. See note 6 to the consolidated financial statements for a further discussion of derivative transactions.
Annually recurring and periodically recurring capital expenditures from continuing operations increased $2,065 or 34.0% from 2005 to 2006. The increase in capital expenditures primarily reflects the impact of several properties beginning to capitalize the replacement of carpet, vinyl and blinds in mid 2005 and into 2006 under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items), leasing office and amenity upgrades at several communities in 2006, as well as the timing of larger structural expenditures between periods.
Fully Stabilized Communities
Rental and other revenues increased $6,749 or 5.6% from 2005 to 2006. This increase resulted from a 3.5% increase in the average monthly rental rate per apartment unit and an increase in average economic occupancy of the portfolio from 93.9% to 95.2%. This increase in average rental rates resulted in a revenue increase of approximately $4,321 between years. The occupancy increases resulted in lower vacancy losses and net rental concessions of $1,619. Additionally, other property fees increased $809 due to better pricing power resulting from improving market conditions, and higher utility reimbursements from residents due to increased utility expenses. Overall, the improving performance of the operating portfolio reflects improving market conditions, with the Company’s operations in all of its markets reporting increased revenues over the prior year. With only modestly increasing occupancy rates in 2006, the Company’s strategy continues to be focused on increasing average rental rates in 2006 as the Company’s markets continue to show economic improvement.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,767 or 3.7% from 2005 to 2006. This increase was primarily due to increased property tax expenses of $420 or 2.7%, increased utility expenses of $662 or 11.0%, increased repairs and maintenance expenses of $163 or 3.1%, increased personnel expenses of $369 or 3.2%, offset by decreased advertising and promotion expenses of $442 or 20.3%. Property tax expenses increased due to increased accrual rates in 2006 and more favorable tax settlements recorded in the first half of 2005. Utility expenses increased primarily due to generally higher electric and gas rates and due to significantly higher electricity rates at certain properties in the Company’s Texas markets. Repairs and maintenance expenses increased primarily due to increased exterior painting costs of $79 as well as the general timing of expenses between periods. Personnel costs increased primarily due to annual salary increases. The decrease in advertising and promotions expense in 2006 primarily reflects reduced payments to apartment locator services resulting from more favorable market conditions and lower resident turnover between periods.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Discontinued Operations
In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations. For the three and six months ended June 30, 2006, income from discontinued operations included the results of operations of one apartment community, containing 696 units, and one condominium conversion community, classified as held for sale at June 30, 2006. For the three and six months ended June 30, 2005, income from discontinued operations included the results of operations of the communities classified as held for sale at June 30, 2006, five communities sold in 2005 and one condominium conversion community through its sell-out date in 2005. The revenues and expenses of discontinued operations are summarized in note 4 to the consolidated financial statements. The gains on sales of real estate assets between periods reflect the timing and size of the communities and for-sale condominiums sold. In the three months ended June 30, 2006, the Company sold eight condominiums at discontinued conversion communities compared to 163 in the three months ended June 30, 2005. These reduced condominium sales resulted in reduced condominium gains of $12,780 between periods. In the six months ended June 30, 2006, the Company sold 20 condominiums at discontinued conversion communities compared to 181 in the six months ended June 30, 2005. These decreases in 2006 primarily reflect the complete sell-out of one conversion community in the second and third quarters of 2005. These gains are discussed in note 4 to the consolidated financial statements. As of June 30, 2006, the Company had 4 remaining condominium units to sell at communities included in discontinued operations. These condominium units are expected to be sold in 2006. In the three and six months ended June 30, 2005, the Company recognized net gains of $49,710 from the sale of five apartment communities. There were no sales of apartment communities in the first half of 2006.
As discussed under “Liquidity and Capital Resources”, the Company expects to continue to sell real estate assets and also convert certain apartment assets into for-sale condominiums in future periods as part of its overall investment, disposition and acquisition strategy. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from period to period. Additionally, should the Company change its expectations regarding the holding period for certain assets or decide to classify certain assets as held for sale, this could cause the Company to recognize impairment losses in future periods if the carrying value of these assets is not deemed recoverable.
Outlook
Certain statements made below may constitute “forward-looking statements” within the meaning of the federal securities laws, and are based on current apartment market and general economic conditions and other risks as outlined in the section titled “Disclosure Regarding Forward-Looking Statements” above.
The Company’s outlook for the third quarter of 2006 is based on the expectation that apartment fundamentals will continue to improve. Rental and other revenues from fully stabilized communities are expected to increase modestly when compared to 2005, primarily driven by expected rental rate increases. However, operating expenses of fully stabilized communities are also expected to increase in the third quarter of 2006. The Company expects the primary drivers of the expense increase will be personnel, utility and property tax expenses. Based on these assumptions for the third quarter of 2006, management expects stabilized community net operating income to increase modestly in 2006 compared to 2005.
Additionally, the Company, through taxable REIT subsidiaries, is converting portions of two existing apartment communities in 2006 into for-sale condominium units as well as completing the sell out at two other condominium conversion communities (one held in an unconsolidated entity). The Company expects to continue to sell those units during the third and fourth quarters of 2006. The Company expects to realize net accounting gains in the third and fourth quarter of 2006 from these condominium sales. The net accounting gains from for-sale condominiums are expected to be modestly lower in the third and fourth quarters of 2006 as compared to the second quarter of 2006, due to modestly lower expected unit sales at the two new conversion communities in the second half of 2006. There can be no assurances that the sale of for-sale condominium units will close.
Management expects interest expense in the third quarter of 2006 to be lower than in the third quarter of 2005 due generally to expected increases in interest capitalization in 2006 resulting from an increasing volume of construction in progress and from additional development starts and activities in late 2005 and into 2006. Management also expects general and administrative expenses to increase modestly when compared to the third quarter of 2005.
The Company has three projects under construction with a total expected cost of approximately $179,000 and expects to begin additional development projects later in 2006. Beginning in the second half of 2004 and continuing into 2006, the Company added additional development personnel for the purpose of increasing its development and investment activities in 2005 and 2006. The Company expects these additional personnel resources will continue to be dilutive to earnings in 2006 until the incremental personnel and associated costs can be fully absorbed by new development and value creation activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

On a sequential basis for the third quarter of 2006, management expects to report higher net income compared to the second quarter of 2006. Management believes the increased net income in the third quarter of 2006 compared to the second quarter of 2006 will result from higher projected gains on apartment community sales offset by lower projected gains from condominium sales as discussed above and lower projected net operating income from rehabilitation and condominium conversion communities. Management expects same store property net operating income to be somewhat higher when compared to the second quarter of 2006, primarily driven by higher projected operating revenue due to rental rate increases. General and administrative costs, property management expenses and development costs in the aggregate are expected to increase modestly compared to the second quarter of 2006.
Liquidity and Capital Resources
The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness discussed herein has been incurred by the Operating Partnership.
The Company’s net cash provided by operating activities increased from $50,648 in 2005 to $51,950 in 2006 primarily due to the improved operating performance of the Company’s stabilized communities and reduced interest expense resulting from increased interest capitalization to development communities in 2006.
Net cash flows used in investing activities increased from $9,616 in 2005 to $123,680 in 2006 primarily due to increased development, apartment acquisition and land acquisition costs in 2006. The Company acquired two apartment communities in the first quarter of 2006 for approximately $46,500 and also acquired additional development land of approximately $52,782 in 2006. In addition, construction and development expenditures are increasing in 2006 as the Company initiated new development starts.
Net cash flows from financing activities increased from net cash used of $36,986 in 2005 to net cash provided by financing activities of $75,863 in 2006 primarily due to higher net borrowings to fund increasing development and acquisition activities and increased equity proceeds from stock option exercises in 2006 resulting from the Company’s increased stock price between periods.
Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT in 2006. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income, except to the extent that taxable income is earned though its taxable REIT subsidiaries.
Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and periodically recurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time.
For the six months ended June 30, 2006, the Company’s net cash flow from operations, reduced by operating capital expenditures (excluding community rehabilitation and other revenue generating capital expenditures), was sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $1,000. Cash flows from operations, reduced by operating capital expenditures (excluding community rehabilitation and other revenue generating capital expenditures), would have been lower, by approximately $4,000, excluding the favorable change in working capital items impacting operating cash flows for the period. These working capital items fluctuate from period to period, primarily due to the timing of payments of interest, property taxes and operating payables. As discussed below, the Company expects its operating cash flows, less operating capital expenditures, to be less than its dividend requirements for the full year of 2006. The Company’s net cash flow from operations and proceeds from apartment communities and for-sale condominium sales continue to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.
For the full year of 2006, management of the Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures (excluding community rehabilitation and other revenue generating capital expenditures) will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000. This forecasted dividend shortfall excludes incremental gains on condominium sales which are included in cash flows from investing activities. The Company intends to use primarily the proceeds from 2006 apartment community and for-sale condominium sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The primary factor leading to this net operating cash flow shortfall is the short-term negative operating cash flow impact of apartment rehabilitation activities at two communities, sales of operating communities (discussed below) and condominium conversion communities prior to the reinvestment of such proceeds. The Company’s board of directors, however, will continue to review the dividend quarterly.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and the available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selective operating properties and for-sale condominiums, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.
As previously discussed, the Company intends to use the proceeds from the sale of operating and condominium conversion properties, availability under its unsecured revolving lines of credit, future construction loan financing and joint venture arrangements as the primary source of capital to fund its current and future development and acquisition expenditures. In prior years, the Company had instituted an active asset sale and capital recycling program as the primary means to fund its on-going community development and acquisition program. Total net sales proceeds in 2005 and 2004 were $281,106 (including $81,560 of debt assumed) and $242,962 (including $104,325 of debt assumed), respectively.
In 2006, the Company currently plans to sell one apartment community and the sale is expected to generate net proceeds in excess of $100,000. The Company also expects to generate additional sales proceeds from the sale of converted condominium units. It is the current intent of management to continue to recycle capital through selling assets and reinvesting the proceeds as a strategy to diversify the cash flows of the Company across its markets and focus on building critical mass in fewer markets.
In 2006, the Company used borrowings under its lines of credit to retire approximately $50,000 of maturing unsecured notes. Later in 2006, the Company has approximately $71,000 of unsecured and secured debt that matures or becomes pre-payable. The Company currently anticipates repaying some or all of this debt using line of credit facility borrowings, and potentially new debt issuances, depending on the amount and timing of the Company’s capital needs and general credit market conditions. The Company expects modest interest rate increases in 2006 compared to interest rates realized in 2005.
At June 30, 2006, the Company had $37,933 outstanding under its $480,000 combined line of credit facilities. The credit facilities mature in April 2010. The terms, conditions and restrictive covenants associated with the Company’s line of credit facilities are summarized in note 2 to the consolidated financial statements. Management believes it will have adequate capacity under its facilities to execute its 2006 business plan and short-term liquidity requirements.
Long-term Debt Issuances and Retirements
A summary of the Company’s outstanding debt and debt maturities at June 30, 2006 is included in note 2 to the consolidated financial statements. A discussion of changes in secured and unsecured debt in the six months ended June 30, 2006 is discussed below.
Upon their maturity in March 2006, the Company repaid $50,000 of 6.71% senior unsecured notes from available borrowings under its unsecured lines of credit.
In April 2006, the Company closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note bears interest at LIBOR plus 1.0%, matures in April 2008 and is pre-payable without penalty.
In June 2006, the Company issued $150,000 of senior unsecured notes. The notes bear interest at 6.30% and mature in June 2013. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Company’s unsecured lines of credit.
In July 2006, in conjunction with an apartment community acquisition (see note 4 to the consolidated financial statements), the Company assumed a secured, fixed rate mortgage note payable with an outstanding balance of $41,394. The mortgage note bears interest at a coupon rate of approximately 6.1%, requires monthly principal and interest payments and matures in November 2011. Based on the Company’s preliminary purchase accounting allocations related to the acquisition, the fair value of the mortgage note approximated its carrying value.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Stock Repurchase Program
In the fourth quarter of 2004, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2006. In the six months ended June 30, 2006, the Company did not repurchase any shares of common stock under this program, although the Company has a 10b5-1 stock purchase program in place which expires on August 31, 2006.
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
The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to communities under development and construction. The incremental personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. The Company treats each unit in a community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing or sales activities, interest and other construction costs are capitalized and included in construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This practice results in a pro-ration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy or sale. In addition, prior to the completion of units, the Company expenses as incurred, substantially all operating expenses (including pre-opening marketing expenses) of such communities.
Acquisition of assets and community development and other capitalized expenditures for the three and six months ended June 30, 2006 and 2005 are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
New community development and acquisition activity (1)	$43,455	$78,410	$144,536	$93,397
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	1,972	—	2,837	—
Other community additions and improvements (3)	1,599	1,127	2,322	2,029
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	3,860	2,864	5,914	4,822
Corporate additions and improvements	487	278	983	978

	$51,373	$82,679	$156,592	$101,226

Other Data
Capitalized interest	$2,306	$416	$4,138	$783

Capitalized development costs and fees (5)	$490	$316	$754	$566

(1)	Reflects aggregate community development costs, exclusive of the change in construction payables between years.
(2)	Represents expenditures for major community rehabilitations and other unit upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Current Development Activity
The Company currently has three communities under development as summarized in the table below.

							Estimated
			Estimated	Costs Incurred	Quarter of	Quarter of	Quarter of		Estimated	Units
		Number	Construction	as of	Construction	First Units	Stabilized	Units	Quarter	Under	Units
Community	Location	of Units	Cost	June 30, 2006	Start	Available (3)	Occupancy (1)(3)	Leased	Sell-out	Contract	Closed
			($ in millions)	($ in millions)
Apartments:
Post Carlyle™	Alexandria, VA	205	$56.5	$41.7	4Q 2004	4Q 2006	4Q 2007	—	N/A	N/A	N/A
Post Alexander™	Atlanta, GA	307	62.0	10.0	2Q 2006	1Q 2008	1Q 2009	—	N/A	N/A	N/A

Total Apartments		512	$118.5	$51.7				—

Condominiums:
The Condominiums at Carlyle Square™ (2)	Alexandria, VA	145	$43.2	$28.3	4Q 2004	1Q 2007	N/A	N/A	4Q 2007	90	—
Mercer Square™	Dallas, TX	85	17.0	3.8	2Q 2006	3Q 2007	N/A	N/A	2Q 2008	—	—

Total Condominiums		230	$60.2	$32.1						90	—

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	The condominium component of the project, consisting of 145 units, is being developed in a majority owned joint venture with a Washington D.C. based developer. As of July 24, 2006, the Company has 90 units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium units under contract will close.
(3)	The Company's estimates of when apartment and condominium units will be available for rental or sale and estimates of when apartment communities will achieve stabilized occupancy are subject to risks and uncertainties, and there can be no assurance that the actual timing will not differ from these estimates.
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
A reconciliation of net income available to common shareholders and unitholders to FFO is provided below.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income available to common shareholders	$12,074	$56,534	$14,966	$59,302
Minority interest of common unitholders — continuing operations	247	(138)	310	(154)
Minority interest in discontinued operations (1)	19	3,554	28	3,737
Depreciation on wholly-owned real estate assets, net (2)	16,423	18,636	33,256	37,385
Depreciation on real estate assets held in unconsolidated entities	226	224	451	521
Gains on sales of real estate assets, net of provision for income taxes	(8,559)	(62,320)	(8,802)	(62,570)
Incremental gains on condominium sales, net of provision for income taxes (3)	1,809	5,811	2,052	6,061
Gains on sales of real estate assets — unconsolidated entities	(48)	(201)	(73)	(201)
Incremental gains(losses) on condominium sales — unconsolidated entities (3)	(43)	35	(91)	35

Funds from operations available to common shareholders and unitholders (4)	$22,148	$22,135	$42,097	$44,116

Cash flow provided by (used in):
Operating activities	$26,391	$27,025	$51,950	$50,648
Investing activities	$(27,175)	$15,870	$(123,680)	$(9,616)
Financing activities	$1,562	$(41,661)	$75,863	$(36,986)
Weighted average shares outstanding — basic	42,817	39,930	42,351	40,048
Weighted average shares and units outstanding — basic	43,687	42,325	43,313	42,469
Weighted average shares outstanding — diluted (5)	43,518	40,180	43,089	40,284
Weighted average shares and units outstanding — diluted (5)	44,388	42,575	44,051	42,705
(1)	Represents the minority interest in earnings and gains on properties held for sale and sold reported as discontinued operations for the periods presented.
(2)	Depreciation on wholly-owned real estate assets is net of the minority interest portion of depreciation in consolidated entities.
(3)	The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.
(4)	Funds from operations for the three and six months ended June 30, 2005 includes a loss of $1,374 from the early extinguishment of debt associated with asset sales and for the six months ended June 30, 2005 FFO includes a gain of $5,267 on the sale of a technology investment.
(5)	Diluted weighted average shares and units for the three and six months ended June 30, 2005 include 250 and 236 shares and units, respectively. Such diluted securities were antidilutive to the income (loss) computations in the three and six months ended June 30, 2005 under generally accepted accounting principles.
ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk. At June 30, 2006, the Company had $175,033 of variable rate debt tied to LIBOR. In addition, the Company had $28,495 of variable tax-exempt debt with interest based on the FNMA “AAA” tax-exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

The table below provides information about the Company’s derivative financial instruments at June 30, 2006 that are sensitive to changes in interest rates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by expected contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contracts.

		Average	Average	Expected
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Settlement Date	Fair Value
					Asset (Liab.)
Interest Rate Swap Variable to fixed	$97,010 amortizing	5.21%	1 month LIBOR	7/31/09	$645
	to $90,270
Interest Rate Cap	$28,495	5.00%	—	2/01/08	3

					$648

As more fully described in note 6 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $97,100 FNMA borrowings effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at June 30, 2006, would increase or decrease by approximately $1,064 on an annualized basis.
In April 2006, the Company terminated an existing interest rate swap arrangement through a $2,448 termination payment to the swap counterparty. Subsequent to the termination of the swap arrangement, the Company entered into the new, market rate swap arrangement reflected in the table above. Similar to the terminated swap, the new swap has been designated as a cash flow hedge of the Company’s FNMA variable rate debt.
There have been no material changes in the value of the Company’s fixed debt since December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

PART II. OTHER INFORMATION
ITEM 1.     LEGAL PROCEEDINGS
On May 13, 2004, an alleged Company shareholder filed a purported pro se derivative and direct action in the Superior Court of Fulton County, Georgia, against the Company, certain members of the Company’s board of directors, and certain of its executive officers. The case was removed to the United States District Court for the Northern District of Georgia on May 21, 2004. The complaint alleged, among other things, breaches of fiduciary duties, fraud, corporate waste, withholding certain documents from shareholder inspection and certain securities laws claims. The complaint requested various types of relief, such as injunctive relief and damages and demanded production of certain Company records. Because the Company believed the allegations were wholly without merit, the Company moved to dismiss the litigation. On April 20, 2005, the court entered an order dismissing all claims without prejudice, save a claim seeking production of certain Company records, upon which the Court declined to rule, concluding it lacked jurisdiction to do so, and ordered the claim remanded to the Superior Court of Fulton County. Since that time, the Company has moved for its attorney fees in the United States District Court, arguing that the plaintiff frivolously pursued the litigation, and the plaintiff has moved for entry of judgment in Superior Court, which the Company has vigorously contested. In February 2006, the United States District Court granted the Company’s motion for attorneys’ fees in an amount to be determined by the agreement of the parties, or, alternatively, by the Court.
On May 5, 2003, the Company received notice that a shareholder derivative and purported class action lawsuit was filed against members of the board of directors of the Company and the Company as a nominal defendant. This complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 2, 2003 and alleged various breaches of fiduciary duties by the board of directors of the Company and sought, among other relief, the disclosure of certain information by the defendants. This complaint also sought to compel the defendants to undertake various actions to facilitate a sale of the Company. On May 7, 2003, the plaintiff made a request for voluntary expedited discovery. On May 13, 2003, the Company received notice that a similar shareholder derivative and purported class action lawsuit was filed against certain members of the board of directors of the Company and against the Company as a nominal defendant. The complaint was filed in the Superior Court of Fulton County, Atlanta, Georgia on May 12, 2003 and alleged breaches of fiduciary duties, abuse of control and corporate waste by the defendants. The plaintiff sought monetary damages and, as appropriate, injunctive relief. These lawsuits were settled, and in October 2004, the Superior Court of Fulton County entered an order approving the settlement and related orders dismissing the litigation. The estimated legal and settlement costs, not covered by insurance, associated with the expected resolution of the lawsuits were recorded in 2003 as a component of a proxy contest and related costs charge. An alleged Company shareholder, who had filed a separate purported derivative and direct action against the Company and certain of its officers and directors (which is described in the paragraph above), has appealed from the Superior Court’s orders approving the settlement, overruling the shareholder’s objection to the settlement denying the shareholder’s motion to intervene, and dismissing the litigation with prejudice. In November 2005, the Georgia Court of Appeals affirmed the orders. In December 2005, the alleged Company shareholder asked the Georgia Supreme Court to review the case. In April 2006, the Georgia Supreme Court denied review, and the alleged Company shareholder has indicated that he will seek review by the United States Supreme Court.
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
ITEM 1A.     RISK FACTORS
There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Form 10-K, as amended, for the year ended December 31, 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	through (b) — None
(c)	The following table summarizes the Company’s purchases of its equity securities in the three months ended June 30, 2006 (in thousands, except per share amounts).

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	Per Share	Programs	Plans or Programs(1)
April 1, 2006 to April 30, 2006	—	$—	—	$165,600
May 1, 2006 to May 31, 2006	—	—	—	$165,600
June 1, 2006 to June 30, 2006	—	—	—	$165,600

Total	—	$—	—	$165,600

(1)	In the fourth quarter of 2004, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2006.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company’s Annual Meeting of Shareholders was held on May 18, 2006. The following proposals were adopted by the shareholders of the Company at the Annual Meeting:
Election of Directors
Nominees for Board of Directors

	For	Withheld
Robert C. Goddard, III	38,038,004	186,425
David P. Stockert	38,039,303	185,126
Herschel M. Bloom	25,202,224	3,022,205
Douglas Crocker III	37,905,205	319,224
Walter M. Deriso, Jr.	37,866,098	358,331
Russell R. French	37,544,910	679,519
Nicholas B. Paumgarten	37,978,424	246,055
Charles E. Rice	37,862,901	361,528
Stella F. Thayer	37,858,785	365,644
Ronald de Waal	38,039,705	184,724
A Proposal to Adopt Ratify the Appointment of Independent Registered Public Accountants

For	Against	Abstain
37,994,373	200,743	29,313
A Proposal to Require Director Election Majority Vote Standard

For	Against	Abstain	Broker Non-Votes
13,649,734	20,861,811	247,830	3,465,054

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 5.     OTHER INFORMATION
     None
ITEM 6.     EXHIBITS
Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.
The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company
3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
3.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company
4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10.1(g)	—	Amended and Restated Credit Agreement dated as of April 28, 2006 by and among Post Apartment Homes, L.P., Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, Sun Trust Bank and Sumitomo Mitsui Banking Corporation, and the financial institutions a party thereto and their assignees
11.1(h)	—	Statement Regarding Computation of Per Share Earnings
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.

(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 2, 2006 and incorporated herein by reference.

(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
August 9, 2006	By /s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

August 9, 2006	By /s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 9, 2006	By /s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
By:	Post GP Holdings, Inc., its sole general partner

August 9, 2006	By /s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

August 9, 2006	By /s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

August 9, 2006	By /s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company
3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
3.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company
4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10.1(g)	—	Amended and Restated Credit Agreement dated as of April 28, 2006 by and among Post Apartment Homes, L.P., Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, Sun Trust Bank and Sumitomo Mitsui Banking Corporation, and the financial institutions a party thereto and their assignees
11.1(h)	—	Statement Regarding Computation of Per Share Earnings
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.

(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 2, 2006 and incorporated herein by reference.
(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.