Form 10-Q
period 2007-03-31
POST APARTMENT HOMES LP; POST PROPERTIES INC
filed 2007-05-09
CIK 1012271, 903127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

Post Properties, Inc.	Yes ☑	No ☐
Post Apartment Homes, L.P.	Yes ☑	No ☐
     Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers.
See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
Post Apartment Homes, L.P.	Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
     Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes ☐	No ☑
Post Apartment Homes, L.P.	Yes ☐	No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
43,640,147 shares of common stock outstanding as of May 1, 2007 (excluding treasury stock).

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Real estate assets
Land	$281,902	$278,448
Building and improvements	1,874,223	1,821,123
Furniture, fixtures and equipment	208,519	204,318
Construction in progress	92,412	135,428
Land held for future development	107,198	92,800

	2,564,254	2,532,117
Less: accumulated depreciation	(563,344)	(547,477)
For-sale condominiums	30,074	28,295
Assets held for sale, net of accumulated depreciation of $0 and $4,035 at March 31, 2007 and December 31, 2006, respectively	8,503	15,645

Total real estate assets	2,039,487	2,028,580
Investments in and advances to unconsolidated real estate entities	31,471	32,794
Cash and cash equivalents	4,887	3,663
Restricted cash	5,629	5,203
Deferred charges, net	11,883	12,400
Other assets	31,868	34,007

Total assets	$2,125,225	$2,116,647

Liabilities and shareholders’ equity
Indebtedness	$1,033,984	$1,033,779
Accounts payable and accrued expenses	68,969	75,403
Dividend and distribution payable	21,815	19,886
Accrued interest payable	13,808	4,885
Security deposits and prepaid rents	10,636	9,915

Total liabilities	1,149,212	1,143,868

Minority interest of common unitholders in Operating Partnership	12,875	14,057
Minority interests in consolidated real estate entities	2,280	2,268

Total minority interests	15,155	16,325

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
43,603 and 43,603 shares issued, 43,587 and 43,486 shares outstanding at March 31, 2007 and December 31, 2006, respectively	436	436
Additional paid-in-capital	866,591	869,587
Accumulated earnings	100,510	97,567
Accumulated other comprehensive income (loss)	(3,423)	(3,490)

	964,143	964,129
Less common stock in treasury, at cost, 78 and 175 shares at March 31, 2007 and December 31, 2006, respectively	(3,285)	(7,675)

Total shareholders’ equity	960,858	956,454

Total liabilities and shareholders’ equity	$2,125,225	$2,116,647

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006

Revenues
Rental	$73,462	$68,242
Other property revenues	3,968	3,897
Other	117	65

Total revenues	77,547	72,204

Expenses
Property operating and maintenance (exclusive of items shown separately below)	35,882	33,303
Depreciation	17,044	16,388
General and administrative	5,448	4,426
Investment and development	1,528	1,550

Total expenses	59,902	55,667

Operating income	17,645	16,537

Interest income	250	120
Interest expense	(13,544)	(13,143)
Amortization of deferred financing costs	(812)	(936)
Gains (losses) on sales of real estate assets, net	3,684	(158)
Equity in income of unconsolidated real estate entities	504	312
Other income (expense)	(261)	1,149
Minority interest in consolidated property partnerships	(20)	(29)
Minority interest of common unitholders	(85)	(47)

Income from continuing operations	7,361	3,805

Discontinued operations
Income from discontinued property operations, net of minority interest	220	605
Gains on sales of real estate assets, net of minority interest	16,890	391

Income from discontinued operations	17,110	996

Net income	24,471	4,801
Dividends to preferred shareholders	(1,909)	(1,909)

Net income available to common shareholders	$22,562	$2,892

Per common share data — Basic
Income from continuing operations (net of preferred dividends)	$0.13	$0.05
Income from discontinued operations	0.39	0.02

Net income available to common shareholders	$0.52	$0.07

Weighted average common shares outstanding — basic	43,367	41,881

Per common share data — Diluted
Income from continuing operations (net of preferred dividends)	$0.12	$0.04
Income from discontinued operations	0.39	$0.02

Net income available to common shareholders	$0.51	$0.07

Weighted average common shares outstanding — diluted	44,101	42,653

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands, except per share data)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2006	$29	$436	$869,587	$97,567	$(3,490)	$(7,675)	$956,454
Comprehensive income
Net income	—	—	—	24,471	—	—	24,471
Net change in derivatives, net of minority interest	—	—	—	—	67	—	67

Total comprehensive income							24,538
Proceeds from employee stock purchase, stock option and other plans	—	—	(2,630)	—	—	5,549	2,919
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	—	(1,279)	—	—	2,535	1,256
Stock-based compensation, net of minority interest	—	—	913	—	—	—	913
Treasury stock acquisitions	—	—	—	—	—	(3,694)	(3,694)
Dividends to preferred shareholders	—	—	—	(1,909)	—	—	(1,909)
Dividends to common shareholders ($0.45 per share)	—	—	—	(19,619)	—	—	(19,619)

Shareholders’ Equity and Accumulated Earnings, March 31, 2007	$29	$436	$866,591	$100,510	$(3,423)	$(3,285)	$960,858

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Cash Flows From Operating Activities
Net income	$24,471	$4,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,044	17,455
Amortization of deferred financing costs	812	935
Minority interest of common unitholders in Operating Partnership	85	47
Minority interest in discontinued operations	266	25
Minority interest in consolidated entities	20	29
Gains on sales of real estate assets	(20,837)	(401)
Other expense (income)	281	(1,149)
Equity in income of unconsolidated entities	(504)	(312)
Distributions of earnings of unconsolidated entities	796	516
Deferred compensation	136	263
Stock-based compensation	926	549
Changes in assets, (increase) decrease in:
Other assets	757	1,050
Deferred charges	(14)	91
Changes in liabilities, increase (decrease) in:
Accrued interest payable	8,923	5,248
Accounts payable and accrued expenses	(6,878)	(3,960)
Security deposits and prepaid rents	295	372

Net cash provided by operating activities	26,579	25,559

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(26,479)	(96,356)
Net proceeds from sales of real estate assets	34,665	2,788
Capitalized interest	(3,107)	(1,832)
Annually recurring capital expenditures	(2,616)	(2,054)
Periodically recurring capital expenditures	(2,305)	(723)
Community rehabilitation and other revenue generating capital expenditures	(4,667)	(865)
Corporate additions and improvements	(1,261)	(495)
Distributions from unconsolidated entities	995	3,032
Note receivable collections and other investments	(21)	—

Net cash used in investing activities	(4,796)	(96,505)

Cash Flows From Financing Activities
Payments on indebtedness	(1,025)	(51,198)
Lines of credit proceeds, net	1,230	110,531
Payments of financing costs	(164)	(50)
Treasury stock acquisitions	(3,694)	—
Proceeds from employee stock purchase and stock options plans	2,783	34,282
Capital contributions of minority interests	200	1,912
Distributions to common unitholders	(317)	(631)
Dividends paid to preferred shareholders	—	(1,909)
Dividends paid to common shareholders	(19,573)	(18,636)

Net cash provided by (used in) financing activities	(20,560)	74,301

Net increase in cash and cash equivalents	1,223	3,355
Cash and cash equivalents, beginning of period	3,663	6,410

Cash and cash equivalents, end of period	$4,887	$9,765

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
Organization
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2007, the Company owned 21,563 apartment units in 60 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and 1,181 apartment units in four communities (and the expansion of one community) currently under construction and/or in lease-up. The Company is also developing 230 for-sale condominium homes and is converting apartment homes in three communities initially consisting of 470 units (including 121 units in one community held in an unconsolidated entity) into for-sale condominium homes through a taxable REIT subsidiary. At March 31, 2007, approximately 44.0%, 19.0%, 12.2% and 9.8% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.
The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.
At March 31, 2007, the Company had outstanding 43,587 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 98.5% common ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 648 at March 31, 2007 and represented a 1.5% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 98.5% and 97.6% for the three months ended March 31, 2007 and 2006, respectively.
     Basis of Presentation
The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.
The accompanying unaudited consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, the primary beneficiary is required to consolidate a variable interest entity (“VIE”) for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. Accordingly, the Company’s share of the net earnings or losses of entities accounted for using the equity method is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.
Certain 2006 amounts have been reclassified to conform to the current year’s financial statement presentation.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

     Revenue Recognition
Residential properties are leased under operating leases with terms of generally one year. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. Under the terms of residential leases, the residents of the Company’s residential communities are obligated to reimburse the Company for certain utility usage, water and electricity (at selected properties), where the Company is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property revenues in the consolidated statements of operations.
Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Company also recognizes revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units at partial condominium communities are included in continuing operations.
For newly developed condominiums, the Company accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total projects costs for each condominium unit under a binding real estate contract. As of March 31, 2007, no condominium projects are accounted for under the Percentage of Completion Method.
In November 2006 the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provided additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method (a method consistent with the Company’s above stated Completed Contract Method). EITF No. 06-8 is effective January 1, 2008. As discussed above, the Company accounts for condominium sales using similar criteria to those stated in EITF No. 06-8. As a result, the Company does not expect that the adoption of EITF No. 06-8 will have a material impact on the Company’s financial position or results of operations.
     Stock-based Compensation
Effective January 1, 2006, the Company accounts for stock-based compensation under the fair value method prescribed by SFAS 123R, “Share-Based Payment.” SFAS No. 123R was issued in December 2004 and revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded the provisions of APB No. 25. SFAS No. 123R required companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Company adopted the provisions of SFAS No. 123R using the modified prospective method of adoption. Since the Company elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R did not have a significant impact on the Company’s financial position or results of operations.
     Recently Issued and Adopted Accounting Pronouncements
FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Company’s

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

financial statements. Previously recognized tax positions that do not meet the more likely than not criteria will be required to be adjusted on the implementation date. Additionally, FIN 48 requires additional disclosure regarding the nature and amount of uncertain tax positions, if any. The Company adopted FIN 48 on January 1, 2007 and the adoption did not have a material impact on the Company’s financial position and results of operations (see note 11).
Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value is also required. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position and results of operations.
2.	REAL ESTATE ACQUISITION AND DISPOSITION ACTIVITY
Acquisitions
In March 2006, the Company acquired two apartment communities, containing 308 units, in Austin, Texas for approximately $46,400, including closing costs. Additionally, the Company plans to spend up to approximately $1,200 (of which approximately $1,100 was incurred as of March 31, 2007) to improve the communities. The purchase price of these communities was allocated to the assets acquired based on their estimated fair values.
     Dispositions
The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At March 31, 2007, the Company had certain parcels of land classified as held for sale. These land parcels are reflected in the accompanying consolidated balance sheet at $8,503, which represents the lower of their cost or fair value less costs to sell. At March 31, 2007, the Company also had portions of two communities being converted to condominiums, originally containing 349 units, and certain completed condominium units at a newly developed community totaling $30,074 classified as for-sale condominiums on the accompanying consolidated balance sheet.
For the three months ended March 31, 2007, gains on sales of real estate assets in continuing operations included a $2,198 gain on the sale of a land site and an associated corporate facility previously used in the Company’s landscape and maintenance operations. In prior years, the Company began the conversion of portions of two apartment communities into for-sale condominiums. As discussed in note 1, gains on sales of these condominium units are reflected in continuing operations. In addition to the condominium gains included in continuing operations, the Company expensed certain sales and marketing costs associated with new condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three months ended March 31, 2007 and 2006 was as follows:

	Three months ended
	March 31,
	2007	2006
Condominium revenues	$5,869	$—
Condominium costs and expenses	(4,383)	(158)

Gains (losses) on sales of condominiums, net	$1,486	$(158)

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three months ended March 31, 2007, income from discontinued operations included the results of operations of one condominium conversion community through its sell out date in February 2007 and the results of operations of one apartment community through its sale date in March 2007. For the three months ended March 31, 2006, income from discontinued operations included the results of operations of the condominium conversion community and apartment community sold in 2007 and three apartment communities sold in 2006.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

The revenues and expenses of these communities for the three months ended March 31, 2007 and 2006 were as follows:

	Three months ended
	March 31,
	2007	2006

Revenues
Rental	$463	$3,765
Other property revenues	27	376

Total revenues	490	4,141

Expenses
Property operating and maintenance (exclusive of items shown separately below)	211	1,550
Depreciation	—	1,067
Interest	56	904

Total expenses	267	3,521

Income from discontinued property operations before minority interest	223	620
Minority interest	(3)	(15)

Income from discontinued property operations	$220	$605

For the three months ended March 31, 2007, the Company recognized net gains in discontinued operations of $16,974 ($16,714 net of minority interest) from the sale of one community, containing 182 units. This sale generated net proceeds of approximately $23,741. There were no sales of apartment communities for the three months ended March 31, 2006.
For the three months ended March 31, 2007 and 2006, gains on sales of real estate assets included in discontinued operations also included net gains of $179 ($176 net of minority interest) and $401 ($391 net of minority interest), respectively, from condominium sales at one condominium conversion community. This community completed the sale of units in the three months ended March 31, 2007. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the three months ended March 31, 2007 and 2006 was as follows:

	Three months ended
	March 31,
	2007	2006

Condominium revenues	$560	$2,996
Condominium costs and expenses	(381)	(2,595)

Gains on condominium sales, before minority interest	179	401
Minority interest	(3)	(10)

Gains on condominium sales, net of minority interest	$176	$391

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
Apartment and Condominium Conversion Communities
At March 31, 2007, the Company holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Two of the Property LLCs own single apartment communities. The third Property LLC is converting its apartment community, initially consisting of 121 units, into for-sale condominiums. The Company holds a 35% equity interest in the Property LLCs.
The Company accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Company’s investment over its equity in the underlying net assets of the Property LLCs was approximately $5,319 at March 31, 2007. The excess investment related to Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of approximately $13 at March 31, 2007 related to the Property LLC holding the condominium conversion community will be recognized as additional costs as the underlying condominiums are sold. At March 31, 2007, the Property LLC converting its units into condominiums had two units

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

remaining to sell. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.
The operating results of the Company include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	March 31,	December 31,
Balance Sheet Data	2007	2006
Real estate assets, net of accumulated depreciation of $11,584 and $11,039, respectively	$93,154	$93,614
Assets held for sale, net	188	3,027
Cash and other	3,316	4,067

Total assets	$96,658	$100,708

Mortgage notes payable	$66,998	$66,998
Other liabilities	1,089	1,107

Total liabilities	68,087	68,105
Members’ equity	28,571	32,603

Total liabilities and members’ equity	$96,658	$100,708

Company’s equity investment in Property LLCs	$15,335	$16,883

	Three months ended
	March 31,
Income Statement Data	2007	2006
Revenues
Rental	$2,814	$2,789
Other property revenues	188	233

Total revenues	3,002	3,022

Expenses
Property operating and maintenance	1,012	986
Depreciation and amortization	661	658
Interest	688	688

Total expenses	2,361	2,332

Income from continuing operations	641	690

Discontinued operations
Income (loss) from discontinued operations	22	(163)
Gains on sales of real estate assets, net	858	397

Income from discontinued operations	880	234

Net income	$1,521	$924

Company’s share of net income	$504	$312

For the three months ended March 31, 2007 and 2006, gains on real estate assets represent net gains from condominium sales at the condominium conversion community held by one of the Property LLCs. A summary of revenues and costs and expenses of condominium activities for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended
	March 31,
	2007	2006
Condominium revenues	$4,112	$4,086
Condominium costs and expenses	(3,254)	(3,689)

Gains on condominium sales, net	$858	$397

At March 31, 2007, mortgage notes payable include a $49,998 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in 2034. The note is callable by the lender in 2009 and on each

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in 2008. The additional mortgage note payable totaling $17,000 bears interest at a fixed rate of 4.04%, requires interest only payments and matures in 2008.
     Land Entities
At March 31, 2007, the Company holds a 50% equity interest in a limited liability company whose sole investment consists of a partnership interest in an entity (the “Land Partnership”) which holds land for future development. At March 31, 2007, the Land Partnership had total assets of $26,398, principally land held for future development, total liabilities of $12,076 (including a secured note payable of $12,000 to the Company) and total equity of $14,322 (including the Company’s equity investment of $4,136).
4.	INDEBTEDNESS
At March 31, 2007 and December 31, 2006, the Company’s indebtedness consisted of the following:

	Payment			Maturity	March 31,	December 31,
Description	Terms	Interest Rate		Date	2007	2006

Senior Unsecured Notes	Int.	5.13% - 7.70%		2007-2013	$560,000	$560,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575%(1)		2010	95,000	95,000
Cash Management Line	N/A	LIBOR + 0.575%		2010	15,143	13,913

					110,143	108,913

Fixed Rate Secured Notes
FNMA	Prin. and Int.	6.15	%(2)	2029	95,600	95,600
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	258,346	259,371

					353,946	354,971

Tax-Exempt Floating Rate
Secured Bonds	Int.	3.65	%(3)	2025	9,895	9,895

Total					$1,033,984	$1,033,779

(1)	Represents stated rate. At March 31, 2007, the weighted average interest rate was 5.54%.

(2)	Interest rate is fixed at 6.15%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at March 31, 2007 before credit enhancements. The Company has outstanding interest rate cap arrangements that limit the Company’s exposure to increases in the base interest rate to 5%.
     Debt maturities
The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2007	$112,165
2008	5,230
2009	76,618
2010	298,871	(1)
2011	141,831
Thereafter	399,269

	$1,033,984

(1)	Includes outstanding balances on lines of credit totaling $110,143.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

     Unsecured Lines of Credit
At March 31, 2007, the Company utilizes a $450,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 11 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At March 31, 2007, the Company had issued letters of credit to third parties totaling $2,805 under this facility.
Additionally, at March 31, 2007, the Company had a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.
5.	SHAREHOLDERS’ EQUITY
Computation of Earnings Per Common Share
For the three months ended March 31, 2007 and 2006, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common share is as follows:

	Three months ended
	March 31,
	2007	2006
Income from continuing operations available to common shareholders (numerator):
Income from continuing operations	$7,361	$3,805
Less: Preferred stock dividends	(1,909)	(1,909)

Income from continuing operations available to common shareholders	$5,452	$1,896

Common shares (denominator):
Weighted average shares outstanding — basic	43,367	41,881
Dilutive shares from stock options and awards	734	772

Weighted average shares outstanding — diluted	44,101	42,653

For the three months ended March 31, 2007 and 2006, stock options to purchase 148 and 253 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share as these stock options and awards were antidilutive.
6.	DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2007, the Company had an outstanding interest rate swap agreement with a notional value of approximately $95,510 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Company’s FNMA variable rate debt. This swap was entered into following the termination of a prior swap arrangement that became ineffective under generally accepted accounting principles (SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended) in the first quarter of 2006. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. At March 31, 2007, the fair value of the interest rate swap agreement represented a liability of $791, and the liability was included in consolidated liabilities in the accompanying consolidated balance sheet. The change in the value of this cash flow hedge was recorded as a change in accumulated other comprehensive income (loss), a shareholders’ equity account, in the accompanying consolidated balance sheet.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

In early 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement of $1,149 for the three months ended March 31, 2006 (prior to its termination in April 2006) was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Company is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in shareholders’ equity, over the remaining life of the swap through 2009. Total amortization expense related to this swap was $281 and $273 for the three months ended March 31, 2007 and 2006, respectively.
At March 31, 2007, the Company had outstanding an interest rate cap agreement with a financial institution with a notional value of $28,495. Through mid-December 2006, this interest rate cap agreement was a cash flow hedge that provided a fixed interest ceiling at 5% for the Company’s variable rate, tax-exempt borrowings. As a result of the repayment of tax-exempt indebtedness in December 2006, the portion of this interest rate cap arrangement with a notional amount of $18,600 associated with this indebtedness became ineffective for accounting purposes. The Company is required to maintain the interest rate exposure protection under the terms of the financing arrangements for outstanding tax-exempt borrowings of $9,895 at March 31, 2007. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. The change in fair value of the ineffective portion of the arrangement is included in the statement of operations. Such amount was not material in the three months ended March 31, 2007. At March 31, 2007, the difference between the amortized costs of the cash flow hedge associated with the $9,895 tax-exempt borrowings and its $0 fair value is included in accumulated other comprehensive income (loss), a shareholders’ equity account. The original cost of $59 of the remaining cash flow hedge is being amortized to expense over their five-year term.
A summary of comprehensive income for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended
	March 31,
	2007	2006
Net income	$24,471	$4,801
Change in derivatives, net of minority interest (1)	67	286

Comprehensive income	$24,538	$5,087

(1)	For the three months ended March 31, 2007 and 2006, the change in derivatives balance includes an adjustment of $281 ($277 net of minority interest) and $273 ($268 net of minority interest), respectively, for amortized swap costs included in net income.
7.	SEGMENT INFORMATION
Segment Description
In accordance with SFAS No. 131, “Disclosure About the Segments of an Enterprise and Related Information,” the Company presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on the same basis as the internally reported information used by the Company’s chief operating decision makers to manage the business.
The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2006. The segment information for the three months ended March 31, 2006 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold in 2006 to discontinued operations under SFAS No. 144 (see note 2).
•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

•	Development, rehabilitation and lease-up communities — those apartment communities under development, rehabilitation and lease-up during the period.

•	Condominium conversion and other communities — those portions of existing apartment communities being converted into condominiums and other communities expected to be converted to joint venture ownership that are reflected in continuing operations.

•	Acquired communities — those communities acquired in the current or prior year.
     Segment Performance Measure
Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Company uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to net operating income.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

     Segment Information
The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three months ended March 31, 2007 and 2006. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended
	March 31,
	2007	2006
Revenues
Fully stabilized communities	$61,902	$58,753
Development, rehabilitation and lease-up communities	2,825	2,563
Condominium conversion and other communities	4,023	4,708
Acquired communities	2,840	355
Other property segments	5,840	5,760
Other	117	65

Consolidated revenues	$77,547	$72,204

Contribution to Property Net Operating Income
Fully stabilized communities	$38,304	$36,103
Development, rehabilitation and lease-up communities	898	1,474
Condominium conversion and other communities	2,349	2,896
Acquired communities	1,627	196
Other property segments, including corporate management expenses	(1,630)	(1,833)

Consolidated property net operating income	41,548	38,836

Interest income	250	120
Other revenues	117	65
Minority interest in consolidated property partnerships	(20)	(29)
Depreciation	(17,044)	(16,388)
Interest expense	(13,544)	(13,143)
Amortization of deferred financing costs	(812)	(936)
General and administrative	(5,448)	(4,426)
Investment and development	(1,528)	(1,550)
Gains (losses) on sales of real estate assets, net	3,684	(158)
Equity in income of unconsolidated real estate entities	504	312
Other income (expense)	(261)	1,149
Minority interest of common unitholders	(85)	(47)

Income from continuing operations	7,361	3,805
Income from discontinued operations	17,110	996

Net income	$24,471	$4,801

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

8.	SEVERANCE COSTS
In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate severance charges for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
Accrued severance charges, beginning of period	$12,832	$14,325
Payments for period	(440)	(402)
Interest accretion	185	212

Accrued severance charges, end of period	$12,577	$14,135

9.	SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid (including capitalized amounts of $3,107 and $1,832 for the three months ended March 31, 2007 and 2006, respectively), aggregated $7,784 and $9,482 for the three months ended March 31, 2007 and 2006, respectively.
For the three months ended March 31, 2007 and 2006, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $143 and $168, respectively.
Non-cash investing and financing activities for the three months ended March 31, 2007 and 2006 were as follows:
For the three months ended March 31, 2007 and 2006, the Company amortized approximately $281 ($277 net of minority interest) and $273 ($268 net of minority interest), respectively, of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). Other than the amortization discussed herein, for the three months ended March 31, 2007 the Company’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $209, net of minority interest. For the three months ended March 31, 2006, the Company’s derivative financial instruments accounted for as cash flow hedges increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholder’s equity of $2,666, net of minority interest.
For the three months ended March 31, 2007 and 2006, Common Units in the Operating Partnership totaling 57 and 483, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to minority interest for the impact of the Company’s employee stock purchase and stock options plans, decreased minority interest and increased shareholders’ equity in the amounts of $1,256 and $8,920 for the three months ended March 31, 2007 and 2006, respectively.
The Operating Partnership committed to distribute $21,815 and $19,704 for the three months ended March 31, 2007 and 2006, respectively. As a result, the Company declared dividends of $21,523 and $19,290 for the three months ended March 31, 2007 and 2006, respectively. The remaining distributions from the Operating Partnership in the amount of $292 and $414 for the three months ended March 31, 2007 and 2006, respectively, are distributed to minority interest unitholders in the Operating Partnership.
For the three months ended March 31, 2007 and 2006, the Company issued common shares for director compensation, totaling $136 and $132, respectively. These stock issuances were non-cash transactions.
10.	STOCK-BASED COMPENSATION PLANS
     Stock Compensation Plans
Effective January 1, 2006, the Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). Other than the required modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures, the adoption of SFAS 123R did not have a material impact on the Company’s accounting for stock-based compensation. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $172 and the amount was reflected as a reduction of compensation expense for the year ended March 31, 2006.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

     Incentive Stock Plans
Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”). Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At March 31, 2007, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,509.
Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	Three months ended
	March 31, 2007	March 31, 2006
Dividend yield	3.8%	4.5%
Expected volatility	18.1%	17.5%
Risk-free interest rate	4.8%	4.3%
Expected option term (years)	5.0	5.0
The Company’s assumptions were derived from the methodologies discussed herein. The expected dividend yield reflects the Company’s current historical yield, which is expected to approximate the future yield. Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S. Treasury yield curve. The weighted average expected option term was based on the Company’s historical data for prior period stock option exercise and forfeiture activity.
For the three months ended March 31, 2007 and 2006, the Company granted stock options to purchase 199 and 291 shares of Company common stock, respectively, to Company officers and directors, of which 28 and 50 shares, respectively, were granted to the Company’s non-executive chairman of the board. For the three months ended March 31, 2007 and 2006, the Company recorded compensation expense related to stock options of 379 ($373 net of minority interest) and $221 ($215 net of minority interest), respectively, recognized under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.
A summary of stock option activity under all plans for the three months ended March 31, 2007 and 2006 is presented below.

	Three months ended
	March 31, 2007		March 31, 2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,375	$33	3,534	$34
Granted	199	48	291	40
Exercised	(64)	35	(938)	36
Forfeited	(1)	38	—	—

Options outstanding, end of period	2,509	34	2,887	33

Options exercisable, end of period	1,642	33	1,776	35

Weighted-average fair value of options granted during the period	$7.22		$4.80

At March 31, 2007, there was $2,750 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $789 and $7,642, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at March 31, 2007 were $29,667 and $20,534, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at March 31, 2007 and 2006 were 5.9 and 5.8 years, respectively. Stock options expected to vest at March 31, 2007 totaled 2,455 at a weighted average exercise price of approximately $34.11.
At March 31, 2007, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,420 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

price of $29.31 and a weighted average remaining contractual life of 5.8 years. Of these outstanding options, 981 were exercisable at March 31, 2007 at a weighted average exercise price of $30.07. In addition, there were 1,089 options outstanding with exercise prices ranging from $36.47 to $48.00. These options had a weighted average exercise price of $40.31 and a weighted average remaining contractual life of 6.1 years. Of these outstanding options, 661 were exercisable at March 31, 2007 at a weighted average exercise price of $37.91.
For the three months ended March 31, 2007 and 2006, the Company granted 47 and 39 shares of restricted stock, respectively, to Company officers and directors, of which 4 and 5 shares, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the three months ended March 31, 2007 and 2006 was $47.98 and $40.21, respectively, per share. The total value of the restricted share grants for the three months ended March 31, 2007 and 2006 was $2,240 and $1,556, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $486 ($478 net of minority interest) and $288 ($281 net of minority interest) or the three months ended March 31, 2007 and 2006, respectively.
A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2007 and 2006 is presented below:

	Three months ended
	March 31, 2007		March 31, 2006
		Weighted Average		Weighted Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning or period	125	$31	140	$28
Granted	47	48	39	40
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested shares, end of period	172	35	179	31

At March 31, 2007, there was $4,931 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 3.0 years. The total intrinsic value of restricted shares vested for the three months ended March 31, 2007 and 2006 was $20 and $20, respectively.
     Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005, and the maximum number of shares issuable is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $62 and $40 for the three months ended March 31, 2007 and 2006, respectively.
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
In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense as well as interest and penalties. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.

POST PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share and apartment unit data)

The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and March 31, 2007, the Company had unrecognized tax benefits of approximately $800 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRSs related to the amortization of certain acquisition intangible assets. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three months ended March 31, 2007 and at March 31, 2007 was not material to the Company’s results of operations, cash flows or financial position.
The Company utilizes taxable REIT subsidiaries (“TRSs”) to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) activities and other services for third parties. These TRSs are subject to federal and state income taxes. At December 31, 2006, the Company’s TRSs had fully utilized its net operating loss carryforward from prior years. However, for the three months ended March 31, 2007, the Company’s TRSs generated an estimated net taxable loss. As a result of this current period loss and as the TRSs’ other net deferred assets were fully offset by valuation allowances, the Company recorded no income tax expense (benefit) related to its TRSs for the three months ended March 31, 2007. The tax benefits associated with the current period net operating loss and unrecognized deferred tax assets may be recognized in future periods should the TRSs generate sufficient taxable income to utilize the loss carryforward or should the Company determine that it is more likely than not that the related deferred tax assets are realizable. Likewise for the three months ended March 31, 2006, the Company recorded no income income tax (benefit) related to its TRSs due to estimated net taxable losses for the period and the existence of unrecognized net deferred tax assets as stated above.
The Company and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2003 through 2006. Net income tax loss carryforwards and other tax attributes generated in years prior to 2003 are also subject to challenge in any examination of the 2003 to 2006 tax years.
A summary of the components of the TRSs’ deferred tax assets and liabilities at December 31, 2006 are included in the footnotes to the Company’s audited financial statements included in the Company’s Form 10-K. Other than the additional estimated taxable losses for the three months ended March 31, 2007, there were no material changes to the components of deferred tax assets and liabilities at March 31, 2007.
12.	LEGAL PROCEEDINGS
In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any noncompliant apartment communities or condominium units while the litigation is ongoing. A hearing on the motion for the preliminary injunction was held on May 8, 2007. The court did not grant the motion, but gave both parties ten days to file supplemental filings in connection with the motion. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit or the ERC’s motion for preliminary injunction, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.
The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.
13.	OTHER INCOME (EXPENSE)
For the three months ended March 31, 2007, other expenses related to the estimated state franchise and other taxes. Franchise taxes are associated with new margin-based taxes in Texas that are effective in 2007. For the three months ended March 31, 2006, one of the Company’s derivative financial instruments, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles. As a result, the net increase in the market value of this derivative prior to its termination in April 2006 totaling $1,149 was recognized in other income.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Real estate assets
Land	$281,902	$278,448
Building and improvements	1,874,223	1,821,123
Furniture, fixtures and equipment	208,519	204,318
Construction in progress	92,412	135,428
Land held for future development	107,198	92,800

	2,564,254	2,532,117
Less: accumulated depreciation	(563,344)	(547,477)
For-sale condominiums	30,074	28,295
Assets held for sale, net of accumulated depreciation of $0 and $4,035 at March 31, 2007 and December 31, 2006, respectively	8,503	15,645

Total real estate assets	2,039,487	2,028,580
Investments in and advances to unconsolidated real estate entities	31,471	32,794
Cash and cash equivalents	4,887	3,663
Restricted cash	5,629	5,203
Deferred charges, net	11,883	12,400
Other assets	31,868	34,007

Total assets	$2,125,225	$2,116,647

Liabilities and partners’ equity
Indebtedness	$1,033,984	$1,033,779
Accounts payable and accrued expenses	68,969	75,403
Distribution payable	21,815	19,886
Accrued interest payable	13,808	4,885
Security deposits and prepaid rents	10,636	9,915

Total liabilities	1,149,212	1,143,868

Minority interests in consolidated real estate entities	2,280	2,268

Commitments and contingencies
Partners’ equity
Preferred units	95,000	95,000
Common units
General partner	10,372	10,341
Limited partner	871,834	868,711
Accumulated other comprehensive income (loss)	(3,473)	(3,541)

Total partners’ equity	973,733	970,511

Total liabilities and partners’ equity	$2,125,225	$2,116,647

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006

Revenues
Rental	$73,462	$68,242
Other property revenues	3,968	3,897
Other	117	65

Total revenues	77,547	72,204

Expenses
Property operating and maintenance (exclusive of items shown separately below)	35,882	33,303
Depreciation	17,044	16,388
General and administrative	5,448	4,426
Investment and development	1,528	1,550

Total expenses	59,902	55,667

Operating income	17,645	16,537

Interest income	250	120
Interest expense	(13,544)	(13,143)
Amortization of deferred financing costs	(812)	(936)
Gains (losses) on sales of real estate assets, net	3,684	(158)
Equity in income of unconsolidated real estate entities	504	312
Other income (expense)	(261)	1,149
Minority interest in consolidated property partnerships	(20)	(29)

Income from continuing operations	7,446	3,852

Discontinued operations
Income from discontinued property operations	223	620
Gains on sales of real estate assets	17,153	401

Income from discontinued operations	17,376	1,021

Net income	24,822	4,873
Distributions to preferred unitholders	(1,909)	(1,909)

Net income available to common unitholders	$22,913	$2,964

Per common unit data — Basic
Income from continuing operations (net of preferred distributions)	$0.13	$0.05
Income from discontinued operations	0.39	0.02

Net income available to common unitholders	$0.52	$0.07

Weighted average common units outstanding — basic	44,041	42,935

Per common unit data — Diluted
Income from continuing operations (net of preferred distributions)	$0.12	$0.04
Income from discontinued operations	0.39	0.02

Net income available to common unitholders	$0.51	$0.07

Weighted average common units outstanding — diluted	44,776	43,707

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common Units		Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income (Loss)	Total

Partners’ Equity, December 31, 2006	$95,000	$10,341	$868,711	$(3,541)	$970,511
Comprehensive income
Net income	1,909	229	22,684	—	24,822
Net change in derivative value	—	—	—	68	68

Total comprehensive income					24,890
Contributions from the Company related to employee stock purchase, stock option and other plans	—	29	2,890	—	2,919
Equity-based compensation	—	9	918	—	927
Purchase of common units	—	(37)	(3,657)		(3,694)
Distributions to preferred unitholders	(1,909)	—	—	—	(1,909)
Distributions to common unitholders ($0.45 per unit)	—	(199)	(19,712)	—	(19,911)

Partners’ Equity, March 31, 2007	$95,000	$10,372	$871,834	$(3,473)	$973,733

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per unit data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Cash Flows From Operating Activities
Net income	$24,822	$4,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,044	17,455
Amortization of deferred financing costs	812	935
Minority interest in consolidated entities	20	29
Gains on sales of real estate assets	(20,837)	(401)
Other expense (income)	281	(1,149)
Equity in income of unconsolidated entities	(504)	(312)
Distributions of earnings of unconsolidated entities	796	516
Deferred compensation	136	263
Equity-based compensation	926	549
Changes in assets, (increase) decrease in:
Other assets	757	1,050
Deferred charges	(14)	91
Changes in liabilities, increase (decrease) in:
Accrued interest payable	8,923	5,248
Accounts payable and accrued expenses	(6,878)	(3,960)
Security deposits and prepaid rents	295	372

Net cash provided by operating activities	26,579	25,559

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(26,479)	(96,356)
Net proceeds from sales of real estate assets	34,665	2,788
Capitalized interest	(3,107)	(1,832)
Annually recurring capital expenditures	(2,616)	(2,054)
Periodically recurring capital expenditures	(2,305)	(723)
Community rehabilitation and other revenue generating capital expenditures	(4,667)	(865)
Corporate additions and improvements	(1,261)	(495)
Distributions from unconsolidated entities	995	3,032
Note receivable collections and other investments	(21)	—

Net cash used in investing activities	(4,796)	(96,505)

Cash Flows From Financing Activities
Payments on indebtedness	(1,025)	(51,198)
Lines of credit proceeds, net	1,230	110,531
Payments of financing costs	(164)	(50)
Redemption of common units	(3,694)	—
Contributions from the Company related to employee stock purchase and stock option plans	2,783	34,282
Capital contributions of minority interests	200	1,912
Distributions to common unitholders	(19,890)	(19,267)
Distributions to preferred unitholders	—	(1,909)

Net cash provided by (used in) financing activities	(20,560)	74,301

Net increase in cash and cash equivalents	1,223	3,355
Cash and cash equivalents, beginning of period	3,663	6,410

Cash and cash equivalents, end of period	$4,887	$9,765

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
     Organization
Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership, and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. Post Properties, Inc. (the “Company”) through its wholly-owned subsidiaries is the sole general partner, a limited partner and owns a majority interest in the Operating Partnership. The Operating Partnership, through its operating divisions and subsidiaries conducts substantially all of the on-going operations of Post Properties, Inc., a publicly traded company which operates as a self-administered and self-managed real estate investment trust.
At March 31, 2007, the Company owned 98.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 98.5% and 97.6% for the three months ended March 31, 2007 and 2006, respectively. Common Units held by persons other than the Company represented a 1.5% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.
At March 31, 2007, the Company owned 21,563 apartment units in 60 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and 1,181 apartment units in four communities (and the expansion of one community) currently under construction and/or lease-up. The Company is also developing 230 for-sale condominium homes and is converting apartment homes in three communities initially consisting of 470 units (including 121 units in one community held in an unconsolidated entity) into for-sale condominium homes through a taxable REIT subsidiary. At March 31, 2007, approximately 44.0%, 19.0%, 12.2% and 9.8% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.
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
     Basis of Presentation
The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2006.
The accompanying unaudited consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Operating Partnership also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, the primary beneficiary is required to consolidate a variable interest entity (“VIE”) for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Operating Partnership’s and its other partners’ rights, obligations and economic interests in such entities. Accordingly, the Operating Partnership’s share of the net earnings or losses of entities accounted for using the equity method is included in consolidated net income. All significant inter-company

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

accounts and transactions have been eliminated in consolidation. The minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.
Certain 2006 amounts have been reclassified to conform to the current year’s financial statement presentation.
     Revenue Recognition
Residential properties are leased under operating leases with terms of generally one year. Rental revenues from residential leases are recognized on the straight-line method over the approximate life of the leases, which is generally one year. Under the terms of residential leases, the residents of the Operating Partnership’s residential communities are obligated to reimburse the Operating Partnership for certain utility usage, water and electricity (at selected properties), where the Operating Partnership is the primary obligor to the public utility entity. These utility reimbursements from residents are reflected as other property revenues in the consolidated statements of operations.
Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Operating Partnership uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, “Accounting for the Impairment and Disposal of Long-Lived Assets,” gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Operating Partnership also recognizes revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units at partial condominium communities are included in continuing operations.
For newly developed condominiums, the Operating Partnership accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total projects costs for each condominium unit under a binding real estate contract. As of March 31, 2007, no condominium projects are accounted for under the Percentage of Completion Method.
In November 2006 the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provided additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method (a method consistent with the Operating Partnership’s above stated Completed Contract Method). EITF No. 06-8 is effective January 1, 2008. As discussed above, the Operating Partnership accounts for condominium sales using similar criteria to those stated in EITF No. 06-8. As a result, the Operating Partnership does not expect that the adoption of EITF No. 06-8 will have a material impact on the Operating Partnership’s financial position or results of operations.
     Stock-based Compensation
Effective January 1, 2006, the Operating Partnership accounts for stock-based compensation under the fair value method prescribed by SFAS 123R, “Share-Based Payment.” SFAS No. 123R was issued in December 2004 and revised SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded the provisions of APB No. 25. SFAS No. 123R required companies to expense the fair value of employee stock options and other forms of stock-based compensation. The Operating Partnership adopted the provisions of SFAS No. 123R using the modified prospective method of adoption. Since the Operating

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

Partnership elected to apply the provisions of SFAS No. 123 on January 1, 2003, the adoption of SFAS No. 123R did not have a significant impact on the Operating Partnership’s financial position or results of operations.
     Recently Issued and Adopted Accounting Pronouncements
FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Operating Partnership’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria will be required to be adjusted on the implementation date. Additionally, FIN 48 requires additional disclosure regarding the nature and amount of uncertain tax positions, if any. The Operating Partnership adopted FIN 48 on January 1, 2007 and the adoption did not have a material impact on the Operating Partnership’s financial position and results of operations (see note 11).
Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value is also required. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Operating Partnership does not expect that the adoption of SFAS No. 157 will have a material impact on the Operating Partnership’s financial position and results of operations.
2. REAL ESTATE ACQUISITION AND DISPOSITION ACTIVITY
     Acquisitions
In March 2006, the Operating Partnership acquired two apartment communities, containing 308 units, in Austin, Texas for approximately $46,400, including closing costs. Additionally, the Operating Partnership plans to spend up to approximately $1,200 (of which approximately $1,100 was incurred as of March 31, 2007) to improve the communities. The purchase price of these communities was allocated to the assets acquired based on their estimated fair values.
     Dispositions
The Operating Partnership classifies real estate assets as held for sale after the approval of its board of directors and after the Operating Partnership has commenced an active program to sell the assets. At March 31, 2007, the Operating Partnership had certain parcels of land classified as held for sale. These land parcels are reflected in the accompanying consolidated balance sheet at $8,503, which represents the lower of their cost or fair value less costs to sell. At March 31, 2007, the Operating Partnership also had portions of two communities being converted to condominiums, originally containing 349 units, and certain completed condominium units at a newly developed community totaling $30,074 classified as for-sale condominiums on the accompanying consolidated balance sheet.
For the three months ended March 31, 2007, gains on sales of real estate assets in continuing operations included a $2,198 gain on the sale of a land site and an associated corporate facility previously used in the Operating Partnership’s landscape and maintenance operations. In prior years, the Operating Partnership began the conversion of portions of two apartment communities into for-sale condominiums. As discussed in note 1, gains on sales of these condominium units are reflected in continuing operations. In addition to the condominium gains included in continuing operations, the Operating Partnership expensed certain sales and marketing costs associated with new condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three months ended March 31, 2007 and 2006 was as follows:

	Three months ended
	March 31,
	2007	2006
Condominium revenues	$5,869	$—
Condominium costs and expenses	(4,383)	(158)

Gains (losses) on sales of condominiums, net	$1,486	$(158)

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three months ended March 31, 2007, income from discontinued operations included the results of operations of one condominium conversion community through its sell out date in February 2007 and the results of operations of one apartment community through its sale date in March 2007. For the three months ended March 31, 2006, income from discontinued operations included the results of operations of the condominium conversion community and apartment community sold in 2007 and three apartment communities sold in 2006.
The revenues and expenses of these communities for the three months ended March 31, 2007 and 2006 were as follows:

	Three months ended
	March 31,
	2007	2006

Revenues
Rental	$463	$3,765
Other property revenues	27	376

Total revenues	490	4,141

Expenses
Property operating and maintenance (exclusive of items shown separately below)	211	1,550
Depreciation	—	1,067
Interest	56	904

Total expenses	267	3,521

Income from discontinued property operations	$223	$620

For the three months ended March 31, 2007, the Operating Partnership recognized net gains in discontinued operations of $16,974 from the sale of one community, containing 182 units. This sale generated net proceeds of approximately $23,741. There were no sales of apartment communities for the three months ended March 31, 2006.
For the three months ended March 31, 2007 and 2006, gains on sales of real estate assets included in discontinued operations also included net gains of $179 and $401, respectively, from condominium sales at one condominium conversion community. This community completed the sale of units in the three months ended March 31, 2007. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the three months ended March 31, 2007 and 2006 was as follows:

	Three months ended
	March 31,
	2007	2006

Condominium revenues	$560	$2,996
Condominium costs and expenses	(381)	(2,595)

Gains (losses) on condominium sales	$179	$401

3. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES
     Apartment and Condominium Conversion Communities
At March 31, 2007, the Operating Partnership holds investments in three individual limited liability companies (the “Property LLCs”) with an institutional investor. Two of the Property LLCs own single apartment communities. The third Property LLC is converting its apartment community, initially consisting of 121 units, into for-sale condominiums. The Operating Partnership holds a 35% equity interest in the Property LLCs.
The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of the Property LLCs was

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

approximately $5,319 at March 31, 2007. The excess investment related to Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment of approximately $13 at March 31, 2007 related to the Property LLC holding the condominium conversion community will be recognized as additional costs as the underlying condominiums are sold. At March 31, 2007, the Property LLC converting its units into condominiums had two units remaining to sell. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.
The operating results of the Operating Partnership include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate is as follows:

	March 31,	December 31,
Balance Sheet Data	2007	2006
Real estate assets, net of accumulated depreciation of $11,584 and $11,039, respectively	$93,154	$93,614
Assets held for sale, net	188	3,027
Cash and other	3,316	4,067

Total assets	$96,658	$100,708

Mortgage notes payable	$66,998	$66,998
Other liabilities	1,089	1,107

Total liabilities	68,087	68,105
Members’ equity	28,571	32,603

Total liabilities and members’ equity	$96,658	$100,708

Operating Partnership’s equity investment in Property LLCs	$15,335	$16,883

	Three months ended
	March 31,
Income Statement Data	2007	2006
Revenues
Rental	$2,814	$2,789
Other property revenues	188	233

Total revenues	3,002	3,022

Expenses
Property operating and maintenance	1,012	986
Depreciation and amortization	661	658
Interest	688	688

Total expenses	2,361	2,332

Income from continuing operations	641	690

Discontinued operations
Income (loss) from discontinued operations	22	(163)
Gains on sales of real estate assets, net	858	397

Income from discontinued operations	880	234

Net income	$1,521	$924

Operating Partnership’s share of net income	$504	$312

For the three months ended March 31, 2007 and 2006, gains on real estate assets represent net gains from condominium sales at the condominium conversion community held by one of the Property LLCs. A summary of revenues and costs and expenses of condominium activities for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended
	March 31,
	2007	2006
Condominium revenues	$4,112	$4,086
Condominium costs and expenses	(3,254)	(3,689)

Gains on condominium sales, net	$858	$397

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

At March 31, 2007, mortgage notes payable include a $49,998 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in 2034. The note is callable by the lender in 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in 2008. The additional mortgage note payable totaling $17,000 bears interest at a fixed rate of 4.04%, requires interest only payments and matures in 2008.
     Land Entities
At March 31, 2007, the Operating Partnership holds a 50% equity interest in a limited liability company whose sole investment consists of a partnership interest in an entity (the “Land Partnership”) which holds land for future development. At March 31, 2007, the Land Partnership had total assets of $26,398, principally land held for future development, total liabilities of $12,076 (including a secured note payable of $12,000 to the Operating Partnership) and total equity of $14,322 (including the Operating Partnership’s equity investment of $4,136).
4. INDEBTEDNESS
At March 31, 2007 and December 31, 2006, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	March 31,	December 31,
Description	Terms	Interest Rate		Date	2007	2006

Senior Unsecured Notes	Int.	5.13% - 7.70%		2007-2013	$560,000	$560,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575	%(1)	2010	95,000	95,000
Cash Management Line	N/A	LIBOR + 0.575%		2010	15,143	13,913

					110,143	108,913

Fixed Rate Secured Notes
FNMA	Prin. and Int.	6.15	%(2)	2029	95,600	95,600
Other	Prin. and Int.	4.27% - 7.69%		2007-2013	258,346	259,371

					353,946	354,971

Tax-Exempt Floating Rate
Secured Bonds	Int.	3.65	%(3)	2025	9,895	9,895

Total					$1,033,984	$1,033,779

(1)	Represents stated rate. At March 31, 2007, the weighted average interest rate was 5.54%.

(2)	Interest rate is fixed at 6.15%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

(3)	FNMA credit enhanced bond indebtedness. Interest based on FNMA “AAA” tax-exempt rate plus credit enhancement and other fees of 0.639%. Interest rate represents the rate at March 31, 2007 before credit enhancements. The Operating Partnership has outstanding interest rate cap arrangements that limit the Operating Partnership’s exposure to increases in the base interest rate to 5%.
     Debt Maturities
The aggregate maturities of the Operating Partnership’s indebtedness as of March 31, 2007 are as follows:

Remainder of 2007	$112,165
2008	5,230
2009	76,618
2010	298,871	(1)
2011	141,831
Thereafter	399,269

	$1,033,984

(1)	Includes outstanding balances on lines of credit totaling $110,143

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

     Unsecured Lines of Credit
At March 31, 2007, the Operating Partnership utilizes a $450,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 11 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At March 31, 2007, the Operating Partnership had issued letters of credit to third parties totaling $2,805 under this facility.
Additionally, at March 31, 2007, the Operating Partnership had a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.
5. PARTNERS’ EQUITY
     Computations of Earnings Per Common Unit
For the three months ended March 31, 2007 and 2006, a reconciliation of the numerator and denominator used in the computation of basic and diluted income from continuing operations per common unit is as follows:

	Three months ended
	March 31,
	2007	2006
Income from continuing operations available to common unitholders (numerator):
Income from continuing operations	$7,446	$3,852
Less: Preferred unit distributions	(1,909)	(1,909)

Income from continuing operations available to common unitholders	$5,537	$1,943

Common units (denominator):
Weighted average units outstanding — basic	44,041	42,935
Dilutive units from stock options and awards	735	772

Weighted average units outstanding — diluted	44,776	43,707

For the three months ended March 31, 2007 and 2006, stock options to purchase 148 and 253 shares of common stock, respectively, were excluded from the computation of diluted earnings per common share as these stock options and awards were antidilutive.
6. DERIVATIVE FINANCIAL INSTRUMENTS
At March 31, 2007, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $95,510 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Operating Partnership’s FNMA variable rate debt. This swap was entered into following the termination of a prior swap arrangement that became ineffective under generally accepted accounting principles (SFAS No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended) in the first quarter of 2006. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. At March 31, 2007, the fair value of the interest rate swap agreement represented a liability of $791, and the liability was included in consolidated liabilities in the accompanying consolidated balance sheet. The change in the value of this cash flow hedge was

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

recorded as a change in accumulated other comprehensive income (loss), a shareholders’ equity account, in the accompanying consolidated balance sheet.
In early 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement of $1,149 for the three months ended March 31, 2006 (prior to its termination in April 2006) was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Operating Partnership is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in shareholders’ equity, over the remaining life of the swap through 2009. Total amortization expense related to this swap was $281 and $273 for the three months ended March 31, 2007 and 2006, respectively.
At March 31, 2007, the Operating Partnership had outstanding an interest rate cap agreement with a financial institution with a notional value of $28,495. Through mid-December 2006, this interest rate cap agreement was a cash flow hedge that provided a fixed interest ceiling at 5% for the Operating Partnership’s variable rate, tax-exempt borrowings. As a result of the repayment of tax-exempt indebtedness in December 2006, the portion of this interest rate cap arrangement with a notional amount of $18,600 associated with this indebtedness became ineffective for accounting purposes. The Operating Partnership is required to maintain the interest rate exposure protection under the terms of the financing arrangements for outstanding tax-exempt borrowings of $9,895 at March 31, 2007. The interest rate cap arrangement is included on the accompanying balance sheet at fair value. The change in fair value of the ineffective portion of the arrangement is included in the statement of operations. Such amount was not material in the three months ended March 31, 2007. At March 31, 2007, the difference between the amortized costs of the cash flow hedge associated with the $9,895 tax-exempt borrowings and its $0 fair value is included in accumulated other comprehensive income (loss), a shareholders’ equity account. The original cost of $59 of the remaining cash flow hedge is being amortized to expense over their five-year term.
A summary of comprehensive income for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended
	March 31,
	2007	2006
Net income	$24,822	$4,873
Change in derivatives (1)	68	291

Comprehensive income	$24,890	$5,164

(1)	For the three months ended March 31, 2007 and 2006, the change in derivatives balance includes an adjustment of $281 and $273, respectively, for amortized swap costs included in net income.
7. SEGMENT INFORMATION
     Segment Description
In accordance with SFAS No. 131, “Disclosure About the Segments of an Enterprise and Related Information,” the Operating Partnership presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on the same basis as the internally reported information used by the Operating Partnership’s chief operating decision makers to manage the business.
The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2006. The segment information for the three months ended March 31, 2006 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold in 2006 to discontinued operations under SFAS No. 144 (see note 2).
•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

•	Development, rehabilitation and lease-up communities — those apartment communities under development, rehabilitation and lease-up during the period.

•	Condominium conversion and other communities — those portions of existing apartment communities being converted into condominiums and other communities expected to be converted to joint venture ownership that are reflected in continuing operations.

•	Acquired communities — those communities acquired in the current or prior year.
     Segment Performance Measure
Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Operating Partnership uses net operating income, including net operating income of stabilized communities, as an operating measure. Net operating income is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Operating Partnership believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Operating Partnership, in evaluating the performance of operating segment groupings and individual properties. Additionally, the Operating Partnership believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Operating Partnership believes that the line on the Operating Partnership’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to net operating income.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

     Segment Information
The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to NOI to consolidated net income for the three months ended March 31, 2007 and 2006. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information is not reported internally at the segment level.

	Three months ended
	March 31,
	2007	2006
Revenues
Fully stabilized communities	$61,902	$58,753
Development, rehabilitation and lease-up communities	2,825	2,563
Condominium conversion and other communities	4,023	4,708
Acquired communities	2,840	355
Other property segments	5,840	5,760
Other	117	65

Consolidated revenues	$77,547	$72,204

Contribution to Property Net Operating Income
Fully stabilized communities	$38,304	$36,103
Development, rehabilitation and lease-up communities	898	1,474
Condominium conversion and other communities	2,349	2,896
Acquired communities	1,627	196
Other property segments, including corporate management expenses	(1,630)	(1,833)

Consolidated property net operating income	41,548	38,836

Interest income	250	120
Other revenues	117	65
Minority interest in consolidated property partnerships	(20)	(29)
Depreciation	(17,044)	(16,388)
Interest expense	(13,544)	(13,143)
Amortization of deferred financing costs	(812)	(936)
General and administrative	(5,448)	(4,426)
Investment and development	(1,528)	(1,550)
Gains (losses) on sales of real estate assets, net	3,684	(158)
Equity in income of unconsolidated real estate entities	504	312
Other income (expense)	(261)	1,149

Income from continuing operations	7,446	3,852
Income from discontinued operations	17,376	1,021

Net income	$24,822	$4,873

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

8. SEVERANCE COSTS
In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate severance charges for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006
Accrued severance charges, beginning of period	$12,832	$14,325
Payments for period	(440)	(402)
Interest accretion	185	212

Accrued severance charges, end of period	$12,577	$14,135

9. SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid (including capitalized amounts of $3,107 and $1,832 for the three months ended March 31, 2007 and 2006, respectively), aggregated $7,784 and $9,482 for the three months ended March 31, 2007 and 2006, respectively.
For the three months ended March 31, 2007 and 2006, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $143 and $168, respectively.
Non-cash investing and financing activities for the three months ended March 31, 2007 and 2006 were as follows:
For the three months ended March 31, 2007 and 2006, the Operating Partnership amortized approximately $281 and $273, respectively, of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). Other than the amortization discussed herein, for the three months ended March 31, 2007 the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $212. For the three months ended March 31, 2006, the Operating Partnership’s derivative financial instruments accounted for as cash flow hedges increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholder’s equity of $2,828.
The Operating Partnership committed to distribute $21,815 and $19,704 for the three months ended March 31, 2007 and 2006, respectively. These distributions were not reflected in the statement of cash flows as of March 31, 2007 and 2006.
For the three months ended March 31, 2007 and 2006, the Company issued common shares for director compensation, totaling $136 and $132, respectively. These stock issuances were non-cash transactions. The Operating Partnership bears the compensation costs associated with the Company’s compensation plans. As such, the Operating Partnership issued common units to the Company in amounts equal to the above.
10. EQUITY-BASED COMPENSATION PLANS
     Equity Compensation Plans
As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership. Effective January 1, 2006, the Operating Partnership accounts for equity-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). Other than the required modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures, the adoption of SFAS 123R did not have a material impact on the Operating Partnership’s accounting for equity-based compensation. The cumulative impact of this modification on awards granted prior to January 1, 2006 was $172 and the amount was reflected as a reduction of compensation expense for the year ended March 31, 2006.
     Incentive Stock Plans
Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”). Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At March 31, 2007, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,509.
Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	Three months ended
	March 31, 2007	March 31, 2006
Dividend yield	3.8%	4.5%
Expected volatility	18.1%	17.5%
Risk-free interest rate	4.8%	4.3%
Expected option term (years)	5.0	5.0
The Company’s assumptions were derived from the methodologies discussed herein. The expected dividend yield reflects the Company’s current historical yield, which is expected to approximate the future yield. Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S. Treasury yield curve. The weighted average expected option term was based on the Company’s historical data for prior period stock option exercise and forfeiture activity.
For the three months ended March 31, 2007 and 2006, the Company granted stock options to purchase 199 and 291 shares of Company common stock, respectively, to Company officers and directors, of which 28 and 50 shares, respectively, were granted to the Company’s non-executive chairman of the board. For the three months ended March 31, 2007 and 2006, the Company recorded compensation expense related to stock options of 379 and $221, respectively, recognized under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.
A summary of stock option activity under all plans for the three months ended March 31, 2007 and 2006 is presented below.

	Three months ended
	March 31, 2007		March 31, 2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,375	$33	3,534	$34
Granted	199	48	291	40
Exercised	(64)	35	(938)	36
Forfeited	(1)	38	—	—

Options outstanding, end of period	2,509	34	2,887	33

Options exercisable, end of period	1,642	33	1,776	35

Weighted-average fair value of options granted during the period	$7.22		$4.80

At March 31, 2007, there was $2,750 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2006 was $789 and $7,642, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at March 31, 2007 were $29,667 and $20,534, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at March 31, 2007 and 2006 were 5.9 years and 5.8 years, respectively. Stock options expected to vest at March 31, 2007 totaled 2,455 at a weighted average exercise price of approximately $34.11.
At March 31, 2007, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,420 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.31 and a weighted average remaining contractual life of 5.8 years. Of these outstanding options, 981 were exercisable at March 31, 2007 at a weighted average exercise price of $30.07. In addition, there were 1,089 options outstanding with exercise prices ranging from $36.47 to $48.00. These options had a weighted average exercise price of $40.31 and a

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

weighted average remaining contractual life of 6.1 years. Of these outstanding options, 661 were exercisable at March 31, 2007 at a weighted average exercise price of $37.91.
For the three months ended March 31, 2007 and 2006, the Company granted 47 and 39 shares of restricted stock, respectively, to Company officers and directors, of which 4 and 5 shares, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the three months ended March 31, 2007 and 2006 was $47.98 and $40.21, respectively, per share. The total value of the restricted share grants for the three months ended March 31, 2007 and 2006 was $2,240 and $1,556, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $486 and $288 or the three months ended March 31, 2007 and 2006, respectively.
A summary of the activity related to the Company’s restricted stock for the three months ended March 31, 2007 and 2006 is presented below:

	Three months ended
	March 31, 2007		March 31, 2006
		Weighted Average		Weighted Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning or period	125	$31	140	$28
Granted	47	48	39	40
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested shares, end of period	172	35	179	31

At March 31, 2007, there was $4,931 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 3.0 years. The total intrinsic value of restricted shares vested for the three months ended March 31, 2007 and 2006 was $20 and $20, respectively.
     Employee Stock Purchase Plan
The Company maintains an Employee Stock Purchase Plan (the “2005 ESPP”) under a plan approved by Company shareholders in 2005, and the maximum number of shares issuable is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $62 and $40 for the three months ended March 31, 2007 and 2006, respectively.
11. INCOME TAXES
Income or losses of the Operating Partnership are allocated to the partners of the Operating Partnership for inclusion in their respective income tax returns. Accordingly, no provisions or benefit for income taxes has been made in the accompanying financial statements. The Company elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) commencing with the taxable year ended December 31, 1993. In order for the Company to qualify as a REIT, it must distribute 90% of its REIT taxable income, as defined in the Code, to its unitholders and satisfy certain other organizational and operating requirements. The Operating Partnership intends to make sufficient cash distributions to the Company to enable it to meet its annual REIT distribution requirements.
In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense as well as interest and penalties. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns.
The Operating Partnership adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and March 31, 2007, the Operating Partnership had unrecognized tax benefits of approximately $800 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRSs related to the amortization of certain acquisition intangible assets. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest for the three months ended March 31, 2007 and at March 31, 2007 was not material to the Operating Partnership’s results of operations, cash flows or financial position.
The Operating Partnership utilizes taxable REIT subsidiaries (“TRSs”) to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) activities and other services for third parties. These TRSs are subject to federal and state income taxes. At December 31, 2006, the Operating Partnership’s TRSs had fully utilized its net operating loss carryforward from prior years. However, for the three months ended March 31, 2007, the Operating Partnership’s TRSs generated an estimated net taxable loss. As a result of this current period loss and as the TRSs’ other net deferred assets were fully offset by valuation allowances, the Operating Partnership recorded no income tax expense (benefit) related to its TRSs for the three months ended March 31, 2007. The tax benefits associated with the current period net operating loss and unrecognized deferred tax assets may be recognized in future periods should the TRSs generate sufficient taxable income to utilize the loss carryforward or should the Operating Partnership determine that it is more likely than not that the related deferred tax assets are realizable. Likewise for the three months ended March 31, 2006, the Operating Partnership recorded no income income tax (benefit) related to its TRSs due to estimated net taxable losses for the period and the existence of unrecognized net deferred tax assets as stated above.
The Operating Partnership and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2003 through 2006. Net income tax loss carryforwards and other tax attributes generated in years prior to 2003 are also subject to challenge in any examination of the 2003 to 2006 tax years.
A summary of the components of the TRSs’ deferred tax assets and liabilities at December 31, 2006 are included in the footnotes to the Operating Partnership’s audited financial statements included in the Operating Partnership’s Form 10-K. Other than the additional estimated taxable losses for the three months ended March 31, 2007, there were no material changes to the components of deferred tax assets and liabilities at March 31, 2007.
12. LEGAL PROCEEDINGS
In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any noncompliant apartment communities or condominium units while the litigation is ongoing. A hearing on the motion for the preliminary injunction was held on May 8, 2007. The court did not grant the motion, but gave both parties ten days to file supplemental filings in connection with the motion. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit or the ERC’s motion for preliminary injunction, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.
The Operating Partnership is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Operating Partnership believes that any resolution of pending proceedings or liability to the Operating Partnership which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Operating Partnership’s results of operations or financial position.
13. OTHER INCOME (EXPENSE)
For the three months ended March 31, 2007, other expenses related to the estimated state franchise and other taxes. Franchise taxes are associated with new margin-based taxes in Texas that are effective in 2007. For the three months ended March 31, 2006, one of the Operating Partnership’s derivative financial instruments, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles. As a result, the net increase in the market value of this derivative prior to its termination in April 2006 totaling $1,149 was recognized in other income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At March 31, 2007, the Company owned 21,563 apartment units in 60 apartment communities, including 545 apartment units in two communities held in unconsolidated entities and 1,181 apartment units in four communities (and the expansion of one community) currently under construction and/or in lease-up. The Company is also developing 230 for-sale condominium homes and is converting apartment homes in three communities initially consisting of 470 units (including 121 units in one community held in an unconsolidated entity) into for-sale condominium homes through a taxable REIT subsidiary. At March 31, 2007, approximately 44.0%, 19.0%, 12.2% and 9.8% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.
The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.
At March 31, 2007, the Company owned approximately 98.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 1.5% common minority interest in the Operating Partnership.
Since 2005, the Company’s operating results have benefited from improved fundamentals in the multifamily apartment market, due primarily to improved job growth and overall growth in the U.S. economy, decreased affordability of for-sale housing, as well as a moderation in the supply of new market-rate apartments in the primary markets and submarkets where the Company operates. The rate of improvement in multifamily market fundamentals continued to accelerate in 2006, as interest rates continued to increase through the first half of the year, the for-sale housing markets began to weaken as a result of higher interest rates, excess inventories and tighter credit markets, and the U.S. economic and overall job growth climate and outlook continued to be favorable throughout the year. These factors continued to favorably impact apartment market fundamentals in the first quarter of 2007. This is evidenced by strong year over year increases in same store operating revenues and property net operating income (“NOI”) of 5.4% and 6.1%, respectively, in 2007 compared to 5.4% and 6.0%, respectively, for the full year of 2006. The Company is forecasting a moderation in the rate of growth of same store community revenues and NOI for the remainder of 2007 as more fully discussed in the “Outlook” section below. This moderation in the rate of growth reflects a moderate slowing of job growth and economic activity in the U.S. as well as the residual impact of a weaker overall housing market in the U.S. in 2007.
The Company has also been active over the past several years repositioning its real estate portfolio and building its development and value creation capabilities centered upon its Southeast, Southwest and Mid-Atlantic regions. During this time, the Company has been a net seller of apartment assets in an effort to exploit opportunities to harvest value and recycle capital through the sale of non-core assets that no longer met the Company’s growth objectives. The Company’s asset sales program has been consistent with its strategy of reducing its concentration in Atlanta, Georgia and Dallas, Texas, building critical mass in fewer markets and leveraging the Post® brand in order to improve operating efficiencies. The Company has redeployed capital raised from its asset sales to strengthen its balance sheet, by reducing high-coupon preferred equity and debt, and reinvesting in assets that the Company believes demonstrate better growth potential.
In this regard, the Company acquired three apartment communities, consisting of 669 units, in 2006. The Company also continued the growth of its development activities with its start of 826 for-rent apartment projects in Atlanta, Georgia, Dallas, Texas and Tampa, Florida in 2006 and the start of an 85 unit for-sale condominium project in Dallas, Texas in 2006. The Company expects to begin additional development projects in 2007 and 2008.
Additionally, the Company disposed of 182 and 1,340 apartment units in the first quarter of 2007 and for the full year of 2006, respectively, for aggregate gross proceeds of approximately $24,000 and $175,000 in first quarter of 2007 and for the full year of 2006, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

In early 2005, the Company entered the for-sale condominium housing market to exploit the strategic opportunity for Post to serve those consumers who are choosing to own, rather than rent, their home. As a result, the Company launched a new for-sale brand, Post Preferred Homes™, which serves as the unified marketing umbrella for the Company’s for-sale ventures, including developing new communities and converting existing apartment communities into upscale for-sale housing in several key markets. In total, the Company has converted five apartment communities since 2005, initially consisting of 731 units (including one held in a joint venture), into for-sale condominium homes. As of the end of the first quarter of 2007, three of these condominium conversion projects were sold out or substantially sold out. The other two projects, consisting of a 206-unit project in Tampa, FL and a 143-unit in Houston, TX, had, on average, closed the sales of approximately 45% of their total units as of the end of the first quarter of 2007. In late 2006 and into 2007, there has been a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, tighter credit standards and a slow down in the residential housing market and overall economic activity in the U.S. As a result, the pace of condominium closings slowed in the second half of 2006 and into the first quarter of 2007. It is likely that closings will continue to be slow at these communities for the remainder of 2007. There can be no assurance of the amount or pace of future for-sale condominium sales and closings.
Beginning in the second and third quarters of 2007, the Company also has or expects to begin closing condominium homes at its two newly developed for-sale condominium projects, containing 230 homes. As of April 23, 2007, the Company had in excess of 120 condominium homes under contract at these communities. There can be no assurances that condominium homes under contract at these communities will close.
The Company’s expansion into for-sale condominium housing exposes the Company to additional risks and challenges, which if they materialize, could have an adverse impact on the Company’s business, results of operations and financial condition. As of March 31, 2007, the Company had approximately $91,400 of total estimated capital cost (based on book value and including the Company’s investment in unconsolidated entities) committed to its for-sale condominium conversion and ground-up development projects, including projected development costs expected to be funded relating to two for-sale projects currently under construction. In addition, the Company also had, in the aggregate, approximately $123,300 of land held for future development and net investments in unconsolidated land entities as of March 31, 2007, of which a portion may be used to develop future for-sale condominium projects depending upon market conditions. There can be no assurance, however, that land held for future development will be used for such purposes or whether developments will actually commence. See “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2006 for a discussion of these and other Company risk factors.
The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 1.5% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”
Disclosure Regarding Forward-Looking Statements
Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s anticipated performance for the three months ending June 30, 2007 (including the Company’s assumptions for such performance and expected levels of costs and expenses to be incurred in 2007), anticipated apartment community sales in 2007 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium homes, development of new for-sale condominium housing and the related sales of the for-sale condominium homes, anticipated future acquisition and development activities, accounting recognition and measurement of guarantees, anticipated refinancing and other new financing needs, the anticipated dividend level in 2007, the Company’s ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:
•	The success of the Company’s business strategies described on pages 2 to 3 of the Company’s Annual Report on Form 10-K for the year ended December 21, 2006;
•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;
•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;
•	The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;
•	The Company’s ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of additional apartment communities and for-sale condominium housing;
•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;
•	Uncertainties associated with the timing and amount of apartment community sales and the resulting gains/losses associated with such sales;
•	Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales;
•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
•	Uncertainties associated with environmental and other regulatory matters;
•	The effects of compliance with the Americans with Disabilities Act and the Fair Housing Act;
•	The impact of the Company’s ongoing litigation with the Equal Rights Center regarding compliance with the Americans with Disabilities Act and the Fair Housing Act (including any award of compensatory or punitive damages or preliminary or injunctive relief requiring the Company to retrofit apartments or public use areas or prohibiting the sale of apartment communities or condominium units) as well as the impact of other litigation;
•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and
•	Other factors, including the risk factors discussed on pages 7 to 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and that may be discussed in subsequent filings with the Securities and Exchange Commission.
Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on any forward-looking statements, which are based on current expectations. Further, forward-looking statements speak only as of the date they are made, and management undertakes no obligation to update publicly any of them in light of new information or future events.
Critical Accounting Policies and Recently Issued and Adopted Accounting Pronouncements
In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant account policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 26 and 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes to the Company’s critical accounting policies and estimates during the three months ended March 31, 2007. The discussion below addresses the implementation and impact of recently issued and adopted accounting pronouncements with an impact on the Company for the three months ended March 31, 2007 or that may have an impact on future reported results.
In November 2006 the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-8 (“EITF No. 06-8”), “Applicability of the Assessment of a Buyer’s Continuing Investment under FASB Statement No. 66 for Sales of Condominiums.” EITF No. 06-8 provides additional guidance on whether the seller of a condominium unit is required to evaluate the buyer’s continuing investment under SFAS No. 66 in order to recognize profit from the sale under the percentage of completion method. The EITF concluded that both the buyer’s initial and continuing investment must meet the criteria in SFAS No. 66 in order for condominium sale profits to be recognized under the percentage of completion method. Sales of condominiums not meeting the continuing investment test must be accounted for under the deposit method (a method consistent with the Company’s Completed

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Contract Method). EITF No. 06-8 is effective January 1, 2008. The Company accounts for condominium sales using similar criteria to those stated in EITF No. 06-8. As a result, the Company does not expect that the adoption of EITF No. 06-8 will have a material impact on the Company’s financial position or results of operations.
FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Company’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria will be required to be adjusted on the implementation date. Additionally, FIN 48 requires additional disclosure regarding the nature and amount of uncertain tax positions, if any. The Company adopted FIN 48 on January 1, 2007 and the adoption did not have a material impact on the Company’s financial position and results of operations (see note 11 to the Company’s consolidated financial statements).
Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value is also required. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position and results of operations.
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
At March 31, 2007, the Company’s portfolio of apartment communities, excluding three communities held in unconsolidated entities (of which one community is being converted into condominiums) consisted of the following: (1) 46 communities that were completed and stabilized for all of the current and prior year, (2) four communities under rehabilitation programs or in lease-up, (3) portions of two communities that are being converted into condominiums and three communities expected to be converted to joint venture ownership that are reflected in continuing operations, and (4) three communities that were acquired in 2006.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

All Operating Communities
The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities, condominium conversion communities included in continuing operations, and other commercial properties summarized by segment for the three months ended March 31, 2007 and 2006 is summarized as follows:

	Three months ended
	March 31,
	2007	2006	% Change

Rental and other property revenues
Fully stabilized communities (1)	$61,902	$58,753	5.4%
Development, rehabilitation and lease-up communities	2,825	2,563	10.2%
Condominium conversion and other communities (2)	4,023	4,708	(14.5)%
Acquired communities (3)	2,840	355	700.0%
Other property segments (4)	5,840	5,760	1.4%

	77,430	72,139	7.3%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	23,598	22,650	4.2%
Development, rehabilitation and lease-up communities	1,927	1,089	77.0%
Condominium conversion and other communities (2)	1,674	1,812	(7.6)%
Acquired communities (3)	1,213	159	662.9%
Other expense (5)	7,470	7,593	(1.6)%

	35,882	33,303	7.7%

Property net operating income (6)	$41,548	$38,836	7.0%

Capital expenditures (7)(8)
Annually recurring:
Carpet	$754	$697	8.2%
Other	1,851	1,240	49.3%

Total	$2,605	$1,937	34.5%

Periodically recurring	$2,305	$684	237.0%

Average apartment units in service	19,837	19,273	2.9%

(1)	Communities which reached stabilization prior to January 1, 2006.

(2)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 and communities expected to be converted to joint venture ownership.

(3)	Communities acquired subsequent to January 1, 2006.

(4)	Other property segment revenues include revenues from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $117 and $65 for the three months ended March 31, 2007 and 2006, respectively.

(5)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended
	March 31,
	2007	2006
Total same store NOI	$38,304	$36,103
Property NOI from other operating segments	3,244	2,733

Consolidated property NOI	41,548	38,836

Add (subtract):
Interest income	250	120
Other revenues	117	65
Minority interest in consolidated property partnerships	(20)	(29)
Depreciation	(17,044)	(16,388)
Interest expense	(13,544)	(13,143)
Amortization of deferred financing costs	(812)	(936)
General and administrative	(5,448)	(4,426)
Investment and development	(1,528)	(1,550)
Gains (losses) on sales of real estate assets, net	3,684	(158)
Equity in income of unconsolidated real estate entities	504	312
Other income (expense)	(261)	1,149
Minority interest of common unitholders	(85)	(47)

Income from continuing operations	7,361	3,805
Income from discontinued operations	17,110	996

Net income	$24,471	$4,801

(7)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring capital expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Annually recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.

(8)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Three months ended
	March 31,
	2007	2006
Annually recurring capital expenditures
Continuing operations	$2,605	$1,937
Discontinued operations	11	117

Total annually recurring capital expenditures per statements of cash flows	$2,616	$2,054

Periodically recurring capital expenditures
Continuing operations	$2,305	$684
Discontinued operations	—	39

Total periodically recurring capital expenditures per statements of cash flows	$2,305	$723

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Fully Stabilized (Same Store) Communities
The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and classified as held for sale, two communities under rehabilitation and three communities expected to be converted to joint venture ownership. For the 2007 to 2006 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2006. This portfolio consisted of 46 communities with 17,076 units, including 18 communities with 7,082 units (41.5%) located in Atlanta, Georgia, 12 communities with 3,607 units (21.1%) located in Dallas, Texas, three communities with 1,883 units (11.0%) located in Tampa, Florida, four communities with 1,703 units (10.0%) located in the greater Washington, DC area, four communities with 1,388 units (8.1%) located in Charlotte, North Carolina and five communities with 1,419 units (8.3%) located in other markets. The operating performance and capital expenditures of these communities are summarized as follows:

	Three months ended
	March 31,
	2007	2006	% Change

Rental and other revenues	$61,902	$58,753	5.4%
Property operating and maintenance expenses (excluding depreciation and amortization)	23,598	22,650	4.2%

Same store net operating income (1)	$38,304	$36,103	6.1%

Capital expenditures (2)
Annually recurring:
Carpet	$673	$631	6.7%
Other	1,196	1,094	9.3%

Total annually recurring	1,869	1,725	8.3%
Periodically recurring	707	407	73.7%

Total capital expenditures (A)	$2,576	$2,132	20.8%

Total capital expenditures per unit (A ÷ 17,076 units)	$151	$125	20.9%

Average economic occupancy (3)	94.1%	95.2%	(1.1)%

Average monthly rental rate per unit (4)	$1,214	$1,136	6.9%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 42 for a reconciliation of net operating income for stabilized communities to GAAP net income.

(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

	Three months ended
	March 31,
	2007	2006
Annually recurring capital expenditures by operating segment
Same store	$1,869	$1,725
Development, rehabilitation and lease-up	226	67
Condominium conversion and other	339	130
Acquired	114	1
Other segments	68	131

Total annually recurring capital expenditures per statements of cash flows	$2,616	$2,054

Periodically recurring capital expenditures by operating segment
Same store	$707	$407
Development, rehabilitation and lease-up	1,419	17
Condominium conversion and other	124	5
Acquired	1	—
Other segments	54	294

Total periodically recurring capital expenditures per statements of cash flows	$2,305	$723

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

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 93.3% and 94.4% for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, net concessions were $275 and $332, respectively, and employee discounts were $202 and $166, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.
Comparison of Three months Ended March 31, 2007 to Three months Ended March 31, 2006
The Operating Partnership reported net income available to common unitholders of $22,913 for the three months ended March 31, 2007 compared to $2,964 for the three months ended March 31, 2006. The Company reported net income available to common shareholders of $22,562 for the three months ended March 31, 2007 compared to $2,892 for the three months ended March 31, 2006. The increase between years primarily reflects gains on sales of one apartment community of $16,974 and a land site of $2,198 in 2007. There were no such sales in 2006. The improved operating performance of the Company’s stabilized communities also contributed to increased net income between periods. The impact of these items is discussed below.
Rental and other revenues from property operations increased $5,291 or 7.3% from 2006 to 2007 primarily due to increased revenues from the Company’s same store communities of $3,149 or 5.4% and increased revenues from acquired communities of $2,485 offset by reduced revenues from condominium conversion and other communities of $685. The revenue increase from same store communities is discussed more fully below. The revenue increase from acquired communities reflects the Company’s acquisition of two communities in March 2006 and one community in July 2006. The revenue decrease from condominium conversion and other communities reflects the reduction of leased units as units were vacated for conversion and sale throughout 2006. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,579 or 7.7% primarily due to increased property operating and maintenance expenses (excluding depreciation and amortization) from acquisition communities of $1,054 and from fully stabilized communities of $948 or 4.2% between periods. The expense increase from acquisition communities reflects a full quarter of expenses in 2007 from communities acquired in 2006. The expense increase from stabilized communities is discussed below.
For the three months ended March 31, 2007, gains on sales of real estate assets in continuing operations included a gain of $2,198 from the sale of a land site and an associated corporate facility and gains on real estate assets in discontinued operations included a

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

gain of $16,974 from the sale of one apartment community containing 182 apartment units. There were no sales of apartment communities or land sites for the three months ended March 31, 2006. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund new development and acquisition activities. The Company may also enter into joint venture arrangements in future periods.
For the three months ended March 31, 2007 and 2006, gains on sales of real estate assets from condominium sales activities represented net gains of $1,665 and $243, respectively. As discussed in the consolidated financial statements, net condominium gains of $1,486 for the three months ended March 31, 2007 and net condominium losses of $158 for the three months ended March 31, 2006 were included in continuing operations. The increase in aggregate condominium gains between periods primarily reflects the volume and timing of condominium closings. For the three months ended March 31, 2007 and 2006, the Company closed 23 and 12 units, respectively, at wholly owned conversion communities. Aggregate condominium sales generated gross proceeds of $6,429 in 2007 and $2,996 in 2006. The Company expects gains on sales of real estate assets at the Company’s condominium conversion communities to continue to be slow in the remainder of 2007, generally consistent with the sales pace in the first quarter of 2007. See the “Outlook” section below for a discussion of expected condominium sale closings at newly developed condominium communities.
Depreciation expense increased $656, or 4.0% from 2006 to 2007 primarily due to depreciation expense of $347 related to development and lease-up communities as apartment units were placed in service in late 2006 and early 2007, $699 related to properties acquired in 2006 and approximately $466 of accelerated depreciation related to the retirement of six apartment units and certain enclosed garages at a Florida community to accommodate the expansion of the community in 2007. These increases were offset by reduced depreciation between periods resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2006.
General and administrative expenses increased $1,022, or 23.1%, from 2006 to 2007 primarily due to higher compensation costs, higher legal expenses and higher corporate technology expenses. Higher compensation costs in 2007 of $408 reflected annual compensation increases, increased personnel costs associated with internalizing certain compliance activities and increased incentive awards to management. Approximately $100 of this increase reflects the one-time favorable adjustment in 2006 relating to the implementation of SFAS 123R (stock-based compensation). Legal expenses increased by $373 primarily due to litigation costs associated with the Fair Housing Act and Americans with Disabilities Act which began in the fourth quarter of 2006 as well as the general timing of on-going legal expenses between periods. The increase in technology expenses of $213 primarily reflects higher consulting and other costs associated with the implementation of enhanced corporate systems and technology support services as well as the timing of such consulting and project expenditures between periods. The level of quarterly general and a administrative expenses for the remainder of 2007 are expected to be generally consistent with the expenses reported in the first quarter of 2007.
Investment and development expenses were flat between 2006 and 2007. In 2007, the Company’s development personnel and other costs increased $477 over 2006, as the Company continued to grow its development pipeline in three regional markets. These cost increases were offset by $499 of increased capitalization of development personnel to increasing development activity commencing in 2006 and continuing into 2007.
Interest expense included in continuing operations increased $401 or 3.1% from 2006 to 2007. The increased expense amounts between periods primarily reflect higher interest expense from higher debt levels due to apartment community acquisitions and land acquisitions in 2006 and 2007 offset somewhat by the impact of increased interest capitalization on the Company’s development projects of $1,275 between periods. Interest expense included in discontinued operations decreased from $904 in 2006 to $56 in 2007 primarily due to interest expense associated with three communities sold in the second half of 2006.
Equity in income of unconsolidated real estate entities increased $192 or 61.5% from 2006 to 2007. The increase was primarily due to higher net gains from condominium sales at the unconsolidated entity that converted its apartment community into condominiums. The increased net gains from condominium sales reflect higher net margins in 2007. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities. The unconsolidated entity had two remaining condominium units to close in future periods as of March 31, 2007.
Other income (expense) for the three months ended March 31, 2007 represented expenses associated with estimated state franchise and other taxes. Franchise taxes are associated with new margin-based taxes in Texas that are effective in 2007. For the three months ended March 31, 2006, one of the Company’s derivative financial instruments, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles. As a result, the net increase in the market value of this derivative prior to its termination in April 2006 totaling $1,149 was recognized in other income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Annually recurring and periodically recurring capital expenditures from continuing operations increased $2,289 or 87.3% from 2006 to 2007. The increase in annually recurring capital expenditures of $668 primarily reflects the impact of certain properties beginning to capitalize the replacement of carpet, vinyl and blinds in mid 2006 and into 2007 under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items) as well as leasing office and model upgrades in 2007. The increase in periodically recurring capital expenditures of $1,621 primarily reflects increased costs associated with access upgrades at several communities and access upgrades and other non-revenue generating capital expenditures (principally new roofs and HVAC system upgrades) incurred in conjunction with the Company’s rehabilitation of two communities.
Fully Stabilized Communities
Rental and other revenues increased $3,149 or 5.4% from 2006 to 2007. This increase resulted from a 6.9% increase in the average monthly rental rate per apartment unit, offset somewhat by a decrease in average economic occupancy of the portfolio from 95.2% to 94.1%. This increase in average rental rates resulted in a revenue increase of approximately $3,963 between years. The occupancy decrease resulted in higher vacancy losses of $1,089. Additionally, other property revenues increased $275 due primarily to higher up-front leasing fees and slightly lower net concessions between years of $58. Overall, the improved performance of the operating portfolio, in the first quarter of 2007, reflects the impact of the strong rental rate increases embedded into the portfolio throughout much of 2006. The Company believes that the automated revenue pricing software implemented in 2006 partially contributed to the increased revenue. Average occupancy rates have declined in 2007 due to a continued emphasis on increasing rental rates, due to a general moderation in rental market conditions and higher resident turnover rates. The Company will continue to focus on rent growth in 2007, but will also establish rental rate structures that will enable average occupancy rates to remain at mid-90% levels. See the “Outlook” section below for an additional discussion of trends for 2007.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $948 or 4.2% from 2006 to 2007. This increase was primarily due to increased property tax expenses of $327 or 4.4%, increased insurance expenses of $252 or 24.3%, increased maintenance expenses of $187 or 8.7% and increased personnel expenses of $87 or 1.6%. Property tax expenses increased due to increased accrual rates in 2007 due to expected tax increases in 2007. Insurance expenses increased due to significantly higher insurance rates on renewal of the Company’s insurance program in the fourth quarter of 2006. The insurance rate increases primarily relate to market increases in catastrophic coverage in coastal regions. Maintenance expenses increased due to higher costs associated with higher resident turnover expenses and higher equipment repairs between periods. Personnel costs increased primarily due to annual salary increases.
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations. For the three months ended March 31, 2007, income from discontinued operations included the results of operations of one condominium conversion community through its sell out date in 2007 and the results of operations of one apartment community, containing 182 units, sold in March 2007. For the three months ended March 31, 2006, income from discontinued operations included the results of operations of the condominium conversion community and apartment community sold in 2007 and three apartment communities sold in the second half of 2006. The revenues and expenses of discontinued operations are summarized in note 2 to the consolidated financial statements. The gains on sales of real estate assets between periods reflect the timing and size of the communities and for-sale condominiums sold. For the three months ended March 31, 2007, the Company recognized net gains of $16,974 from the sale of one apartment community. For the three months ended March 31, 2006, the Company did not sell any apartment communities. For the three months ended March 31, 2007, the Company sold the final condominium unit at discontinued conversion communities compared to 12 units for the three months ended March 31, 2006. These reduced condominium sales resulted in reduced condominium gains of $222 between periods. These gains are discussed in note 2 to the consolidated financial statements.
As discussed under “Liquidity and Capital Resources,” the Company expects to continue to sell real estate assets and possibly convert certain apartment assets into for-sale condominiums in future periods as part of its overall investment, disposition and acquisition strategy. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from period to period. Additionally, should the Company change its expectations regarding the holding period for certain assets or decide to classify certain assets as held for sale, this could cause the Company to recognize impairment losses in future periods if the carrying value of these assets is not deemed recoverable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Outlook
Certain statements made below may constitute “forward-looking statements” within the meaning of the federal securities laws, and are based on current apartment market and general economic conditions and litigation and other risks as outlined in the section titled “Disclosure Regarding Forward-Looking Statements” above.
The Company’s outlook for the second quarter of 2007 is based on the expectation that apartment markets will continue to grow in 2007, but will moderate somewhat from the first quarter of 2007. Rental and other revenues from fully stabilized communities are expected to increase modestly when compared to 2006, primarily driven by higher year-over-year rental rates offset somewhat by lower expected occupancy levels. However, operating expenses of fully stabilized communities are also expected to increase in the second quarter of 2007. The Company expects the primary drivers of the expense increase will be property tax, insurance, and personnel expenses. Based on these assumptions for the second quarter of 2007, management expects stabilized community net operating income to increase modestly in 2007 compared to 2006, but at lower levels than achieved in the first quarter of 2007.
Additionally, the Company, through taxable REIT subsidiaries, continues its conversions of portions of two existing apartment communities into for-sale condominium units as well as completing the sell out of one condominium conversion community held in an unconsolidated entity. The Company expects the condominium conversion community held through the unconsolidated entity to sell out during the second quarter of 2007 (a total of two units remain). For the remaining two condominium conversion communities, the Company expects to continue to sell units during the remainder of 2007 and into 2008. Also, in the second quarter of 2007, the Company expects to begin closing condominium units at its newly developed condominium community in Alexandria, Virginia. Due primarily to the expected net accounting gains from this community, net accounting gains from for-sale condominiums in the second quarter of 2007 are expected to be modestly higher than net gains in the first quarter of 2007. There can be no assurances that these for-sale condominium units will close.
Management expects interest expense in the second quarter of 2007 to be somewhat lower than in the second quarter of 2006 due generally to expected increases in interest capitalization in 2007 resulting from an increasing volume of construction in progress and from additional development starts in mid to late 2006 as well as generally lower debt levels resulting from asset sales in late 2006 and early 2007. Management also expects general and administrative expenses to increase modestly when compared to the second quarter of 2006.
The Company has three apartment communities and the expansion of one apartment community under construction and in lease-up with a total expected cost of approximately $195,000 and has two condominium communities under construction with a total expected cost of approximately $65,000. The Company expects to begin additional development projects later in 2007 and in future years. In the last few years, the Company has added additional development personnel for the purpose of increasing its development and investment activities. The Company expects these personnel resources will continue to be dilutive to earnings in the second quarter and full year of 2007 until the incremental personnel and associated costs can be fully absorbed by new development and value creation activities.
On a sequential basis for the second quarter of 2007, management expects to report lower net income compared to the first quarter of 2007 resulting from the gain on the sale of an apartment community in the first quarter of 2007, offset somewhat by increased gains in condominium sales in the second quarter of 2007, as discussed above. Management expects same store property net operating income to be somewhat higher when compared to the first quarter of 2007, primarily driven by higher rental revenues and increased occupancy in the second quarter. General and administrative costs, property management expenses and development costs in the aggregate are expected to increase modestly compared to the fist quarter of 2007.
Liquidity and Capital Resources
The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
The Company’s net cash flow from operating activities increased from $25,559 in the first quarter of 2006 to $26,579 in the first quarter of 2007 primarily due to the improved operating performance of the Company’s stabilized communities, offset by somewhat higher general and administrative expenses and lease-up deficits from lease-up communities. The Company expects cash flows from operating activities to be consistent with or improve somewhat in 2007 primarily driven by the expected improved operating performance of the Company’s fully stabilized properties, offset somewhat by the continued dilutive cash flow impact from lease-up communities, prior period asset sales and modest increases in overhead expenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Net cash flows used in investing activities decreased from $96,505 in the first quarter of 2006 to $4,796 in the first quarter of 2007 primarily due to decreased apartment acquisition and land acquisition costs in 2007, offset somewhat in 2007 by increased spending on development and rehabilitation activities in 2007. In addition, proceeds from sales of real estate assets increased in 2007 primarily due to the sales of an apartment community and a land site for aggregate proceeds of approximately $28,500. The Company acquired two apartment communities in the first quarter of 2006 for approximately $46,500 and acquired more development land sites in 2006. The Company began renovations of two of its apartment communities in mid 2006 and construction and development expenditures have increased in 2007 as the Company initiated new development starts in 2006. For the remainder of 2007, the Company expects to increase development activities (additional starts in 2007 and higher expenditures at existing developments) in all of its regional geographic areas primarily financed through debt borrowings and, potentially, through joint venture arrangements (see below). The Company expects to sell additional condominium homes and to principally reinvest the proceeds in its development communities and to repay debt.
Net cash flows from financing activities changed from net cash provided by financing activities of $74,301 in the first quarter of 2006 to net cash used of $20,560 in the first quarter of 2007 primarily due to higher net borrowings to fund increased acquisition activities and increased equity proceeds from stock option exercises in 2006. For the remainder of 2007, the Company expects that its outstanding debt may increase modestly, depending on the level of potential asset sales and other joint venture activity, principally to fund the expected increase in development activity discussed above.
Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). Management currently intends to continue operating the Company as a REIT for the remainder of 2007. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.
Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annual recurring, periodically recurring and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time.
For the three months ended March 31, 2007, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was not sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $1,000. The Company used line of credit borrowings to fund the additional cash flow necessary to satisfy the Company’s annual dividend to common shareholders of $0.45 per share. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.
For the remainder of 2007, management of the Company expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company expects that net cash flows from operations reduced by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000. The Company primarily intends to use the proceeds from condominium sales and additional line of credit bowrrowings to fund the additional cash flow necessary to satisfy the dividend payments to common shareholders. The primary factors leading to the shortfall are the negative cash flow impact of sales of operating properties (discussed below), the short-term negative impact of apartment rehabilitation and lease-up activities and the negative impact of condominium conversion properties prior to the reinvestment of such proceeds. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.
The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s revolving lines of credit as of March 31, 2007 was created primarily through the Company’s asset sales program. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating properties, and possibly through equity or leveraged joint venture arrangements. The Company may also enter joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

As previously discussed, the Company intends to use the proceeds from the sale of operating communities and condominium homes, availability under its unsecured revolving lines of credit, debt financing and joint venture arrangements as the primary source of capital to fund its current and future development and acquisition expenditures. The Company had instituted an active asset sale and capital recycling program as the primary means to fund its on-going community development and acquisition program. In the first quarter of 2007, the Company generated net proceeds of approximately $28,200 for the sales of an apartment community and a land site. For the remainder of 2007, the Company also expects to generate additional sales proceeds from the sale of condominium homes. It is the current intent of management to continue to recycle capital through selling assets (possibly through joint venture arrangements) and reinvesting the proceeds as a strategy to diversify the cash flows of the Company across its markets and focus on building critical mass in fewer markets.
The Company has approximately $109,000 of unsecured and secured debt that matures later in 2007. The Company anticipates refinancing some or all of this debt using its unsecured revolving lines of credit or through new unsecured or secured debt issuances, depending on the amount and timing of the Company’s capital needs and general credit market conditions.
At March 31, 2007, the Company had approximately $110,143 borrowed under its $480,000 combined line of credit facilities. The credit facilities mature in April 2010. The terms, conditions and restrictive covenants associated with the Company’s lines of credit facilities are summarized in note 4 to the consolidated financial statements. At March 31, 2007, management believed the Company was in compliance with the covenants of the Company’s credit facility arrangements. Management believes it will have adequate capacity under its facilities to execute its business plan and meet its short-term liquidity requirements for the remainder of 2007.
Stock Repurchase Program
In the fourth quarter of 2006, the Company’s board of directors adopted a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2008. For the three months ended March 31, 2007, the Company repurchased 83 shares of common stock totaling approximately $3,694 under this program.
Capitalization of Fixed Assets and Community Improvements
The Company has a policy of capitalizing those expenditures relating to the acquisition of new assets and the development, construction and rehabilitation of apartment and condominium communities. In addition, the Company capitalizes expenditures that enhance the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life of these assets) after construction completion. Thereafter, these replacements are capitalized. Further, the Company expenses as incurred the interior and exterior painting of operating communities, except such costs at communities under major rehabilitation programs.
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
The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to apartment and condominium communities under development, construction, and major rehabilitation. The internal personnel and associated costs are capitalized to the projects under development based upon the effort identifiable with such projects. The Company treats each unit in an apartment and condominium community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing and sales activities, interest and other construction costs are capitalized and are reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing and property management and leasing personnel expenses) of such communities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for the three months ended March 31, 2007 and 2006 are summarized as follows:

	Three months ended
	March 31,
	2007	2006
New community development and acquisition activity (1)	$29,590	$101,081
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	4,667	865
Other community additions and improvements (3)	2,305	723
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,616	2,054
Corporate additions and improvements	1,261	495

	$40,439	$105,218

Other Data
Capitalized interest	$3,107	$1,832

Capitalized development and associated costs (5)	$763	$264

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.

(2)	Represents expenditures for major community rehabilitations and other unit upgrade costs that enhance the rental value of such units.

(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.
Current Development Activity
At March 31, 2007, the Company had three communities (and the expansion of one community) under development, containing 1,031 apartment units, and 230 for-sale condominium homes under development in two communities. These communities are summarized in the table below.

							Estimated
			Estimated	Costs Incurred	Quarter of	Quarter of	Quarter of		Estimated	Units
		Number	Construction	as of	Construction	First Units	Stabilized	Units	Quarter	Under	Units
Community	Location	of Units	Cost	March 31, 2007	Start	Available	Occupancy (1)	Leased (2)	Sell-out	Contract (3)	Closed (2)
			($ in millions)	($ in millions)
Apartments:
Post Alexander™	Atlanta, GA	307	$62.8	$20.3	2Q 2006	1Q 2008	1Q 2009	—	N/A	N/A	N/A
Post Carlyle Square™	Washington, DC Area	205	$59.7	$55.4	4Q 2004	4Q 2006	4Q 2007	111	N/A	N/A	N/A
Post Eastside™	Dallas, TX	435	53.9	10.2	4Q 2006	4Q 2007	1Q 2009	—	N/A	N/A	N/A
Post Hyde Park® (expansion) (4)	Tampa, FL	84	18.7	6.2	4Q 2006	1Q 2008	4Q 2008	—	N/A	N/A	N/A

Total Apartments		1,031	$195.1	$92.1				111

Condominiums:
The Condominiums at Carlyle Square™ (5)	Alexandria, VA	145	$47.2	$40.1	4Q 2004	2Q 2007	N/A	N/A	2Q 2008	102	4
Mercer Square™	Dallas, TX	85	17.7	11.6	2Q 2006	3Q 2007	N/A	N/A	3Q 2008	21	—

Total Condominiums		230	$64.9	$51.7						123	4

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	As of April 23, 2007.

(3)	As of April 23, 2007, represents the total number of units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium units under contract will close.

(4)	This project, consisting of 145 units, is being developed in a majority owned joint venture with a Washington D.C. based developer.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

(5)	Total estimated construction costs for the Post Hyde Park® expansion include the estimated replacement costs of six apartment units at the Company’s existing Hyde Park community that are being demolished to accommodate the expansion.
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
Funds from Operations
The Company uses the National Association of Real Estate Investment Trusts (“NAREIT”) definition of funds from operations (“FFO”). FFO is defined by NAREIT as net income available to common shareholders determined in accordance with GAAP, excluding gains (or losses) from extraordinary items and sales of depreciable operating property, plus depreciation of real estate assets, and after adjustment for unconsolidated partnerships and joint ventures all determined on a consistent basis in accordance with GAAP. FFO is a supplemental non-GAAP financial measure. FFO presented herein is not necessarily comparable to FFO presented by other real estate companies because not all real estate companies use the same definition. The Company’s FFO is comparable to the FFO of real estate companies that use the current NAREIT definition.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share and apartment unit data)

A reconciliation of net income available to common shareholders and unitholders to FFO is provided below.

	Three months ended
	March 31,
	2007	2006
Net income available to common shareholders	$22,562	$2,892
Minority interest of common unitholders — continuing operations	85	47
Minority interest in discontinued operations (1)	266	25
Depreciation on consolidated real estate assets	16,489	16,833
Depreciation on real estate assets held in unconsolidated entities	226	225
Gains on sales of real estate assets	(18,639)	(243)
Incremental gains (losses) on condominium sales (2)	(218)	243
Gains on sales of real estate assets — unconsolidated entities	(202)	(25)
Incremental gains (losses) on condominium sales — unconsolidated entities (2)	133	(48)

Funds from operations available to common shareholders and unitholders (3)	$20,702	$19,949

Weighted average shares outstanding — basic	43,367	41,881
Weighted average shares and units outstanding — basic	44,041	42,935
Weighted average shares outstanding — diluted	44,101	42,653
Weighted average shares and units outstanding — diluted	44,776	43,707

(1)	Represents the minority interest in earnings and gains on properties held for sale and sold reported as discontinued operations for the periods presented.

(2)	The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.

(3)	For the three months ended March 31, 2007, FFO includes gains on land sales of $2,198. For the three months ended March 31, 2006, FFO included non-cash income of $1,149 relating to the market to market of an interest rate swap agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk. At March 31, 2007, the Company had $205,743 of variable rate debt tied to LIBOR. In addition, the Company had $9,895 of variable tax-exempt debt with interest based on the FNMA “AAA” tax-exempt rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
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
The table below provides information about the Company’s derivative financial instruments that are sensitive to changes in interest rates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

				Expected
		Average	Average	Settlement
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Date	Fair Value
					Asset (Liab.)
Interest Rate Swap Variable to fixed	$95,600 amortizing to $90,270	5.21%	1 month LIBOR	7/31/09	$(791)
Interest rate caps	$28,495	5.00%	—	2/01/08	—

					$(791)

As more fully described in note 6 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and tax-exempt borrowings, in excess of the $95,600 FNMA borrowings effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at March 31, 2007, would increase or decrease by approximately $1,100 on an annualized basis.
In December 2006, the Company repaid $18,600 of tax-exempt indebtedness associated with the sale of an apartment community. The portion of the interest rate cap arrangement with a notional amount of $18,600 was not terminated and as a result became ineffective for accounting purposes. The change in value of the ineffective portion of the interest rate cap arrangement was not material for the three months ended March 31, 2007 and the Company does not expect future changes in the fair value of this arrangement to be material to its consolidated financial statements.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any noncompliant apartment communities or condominium units while the litigation is ongoing. A hearing on the motion for the preliminary injunction was held on May 8, 2007. The court did not grant the motion, but gave both parties ten days to file supplemental filings in connection with the motion. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit or the ERC’s motion for preliminary injunction, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.
The Company is involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Company’s results of operations or financial position.
ITEM 1A. RISK FACTORS
There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Form 10-K for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	through (b) — None

(c)	The following table summarizes the Company’s purchases of its equity securities for the three months ended March 31, 2007 (in thousands, except per share amounts).

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Programs
Period	Shares Purchased	Per Share	Programs	(1)
January 1, 2007 to January 31, 2007	83	$44.61	83	$196,300
February 1, 2007 to February 28, 2007	—	—	—	$196,300
March 1, 2007 to March 31, 2007	—	—	—	$196,300

Total	83	$44.61	83	$196,300

(1)	In the fourth quarter of 2006, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5. OTHER INFORMATION
     None

ITEM 6. EXHIBITS
Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.
The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company
3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
3.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company
3.8(h)	—	Amendment No. 2 to the Amended and Restated By-Laws of the Company
4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
11.1(g)	—	Statement Regarding Computation of Per Share Earnings
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.

(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on February 20, 2007 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
May 9, 2007	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2007	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 9, 2007	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

May 9, 2007	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

May 9, 2007	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 9, 2007	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company
3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
3.7(e)	—	Amendment No. 1 to the Amended and Restated By-Laws of the Company
3.8(h)	—	Amendment No. 2 to the Amended and Restated By-Laws of the Company
4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
11.1(g)	—	Statement Regarding Computation of Per Share Earnings
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.

(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.

(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(g)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on February 20, 2007 and incorporated herein by reference.