Form 10-K
period 2007-12-31
POST APARTMENT HOMES LP; POST PROPERTIES INC
filed 2008-02-29
CIK 1012271, 903127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2007
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

(404) 846-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
8 1/2% Series A Cumulative	New York Stock Exchange
Redeemable Preferred Shares, $.01 par value
7 5/8% Series B Cumulative	New York Stock Exchange
Redeemable Preferred Shares, $.01 par value

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Name of Each Exchange on Which Registered
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Post Properties, Inc.	Yes	[X]	No	[ ]
Post Apartment Homes, L.P.	Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Post Properties, Inc.	Yes	[ ]	No	[X]
Post Apartment Homes, L.P.	Yes	[ ]	No	[X]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2007 was approximately $2,237,043,221. As of February 15, 2008, there were 43,923,107 shares of common stock, $.01 par value, outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company . See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer	[X]	Accelerated Filer [ ]
	Non-Accelerated Filer	[ ]	(Do not check if a smaller reporting company) Smaller Reporting Company [ ]
Post Apartment Homes, L.P.	Large Accelerated Filer	[ ]	Accelerated Filer [ ]
	Non-Accelerated Filer	[X]	(Do not check if a smaller reporting company) Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	[ ]	No	[X]
Post Apartment Homes, L.P.	Yes	[ ]	No	[X]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference from the Post Properties, Inc.’s Proxy Statement in connection with its Annual Meeting of Shareholders or will be provided by an amendment to this report.

FINANCIAL INFORMATION

PART I

ITEM 1.	BUSINESS

The Company

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2007, approximately 41.3%, 19.2%, 12.3% and 10.3% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. At December 31, 2007, the Company owned 22,578 apartment units in 63 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 2,266 apartment units in seven communities (and the expansion of one community) currently under construction and/or in lease-up. The Company is also developing and selling 535 for-sale condominium homes in four communities (including 137 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. The Company is a fully integrated organization with multifamily development, operations and asset management expertise. The Company has approximately 778 employees, 16 of whom are parties to a collective bargaining agreement.

The Company is a self-administrated and self-managed equity real estate investment trust (a “REIT”). A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

The Company’s and the Operating Partnership’s executive offices are located at 4401 Northside Parkway, Suite 800, Atlanta, Georgia 30327 and their telephone number is (404) 846-5000. Post Properties, Inc., a Georgia corporation, was incorporated on January 25, 1984, and is the successor by merger to the original Post Properties, Inc., a Georgia corporation, which was formed in 1971. The Operating Partnership is a Georgia limited partnership that was formed in July 1993 for the purpose of consolidating the operating and development businesses of the Company and the Post® apartment portfolio described herein.

The Operating Partnership

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted. At December 31, 2007, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 98.9% of the common units in the Operating Partnership (the “Common Units”) and 100% of the preferred units (the “Perpetual Preferred Units”). The other limited partners of the Operating Partnership who hold Common Units are those persons who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interests in the form of Common Units rather than receiving shares of common stock. Holders of Common Units may cause the Operating Partnership to redeem any of their Common Units for, at the option of the Operating Partnership, either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common and preferred stock, the Company will contribute any net proceeds to the Operating Partnership, and the Operating Partnership will issue an equivalent number of Common Units or Perpetual Preferred Units, as appropriate, to the Company.

As the sole shareholder of the Operating Partnership’s sole general partner, the Company has the exclusive power under the limited partnership agreement of the Operating Partnership to manage and conduct the business of the Operating Partnership, subject to the consent of a majority of the outstanding Common Units in connection with the sale of all or substantially all of the assets of the Operating Partnership or in connection with a dissolution of the Operating Partnership. The board of directors of the Company manages the affairs of the Operating Partnership by directing the affairs of the Company. In general, the Operating Partnership cannot be terminated, except in connection with a sale of all or substantially all of the assets of the Company, until January 2044 without the approval of each limited partner who received Common Units of the Operating Partnership in connection with the Company’s initial public offering. The Company’s indirect limited and general partner interests in the Operating Partnership entitle it to share in cash

Post Properties, Inc.
Post Apartment Homes, L.P.

distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company’s percentage interest in the Operating Partnership and indirectly entitle the Company to vote on all matters requiring a vote of the Operating Partnership.

As part of the formation of the Operating Partnership, a holding company, Post Services, Inc. (“Post Services”) was organized as a separate corporate subsidiary of the Operating Partnership. Through Post Services and its subsidiaries, the Operating Partnership will develop and sell for-sale condominium homes and provide other services to third parties. Post Services is a “taxable REIT subsidiary” as defined in the Internal Revenue Code. The Operating Partnership owns 100% of the voting and nonvoting common stock of Post Services, Inc.

Possible Business Combination

On January 23, 2008 the Company announced that its Board of Directors has authorized management to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. The formal process was commenced by the Company immediately following the announcement and is continuing. There can be no assurance that the initiation of a formal process will result in any transaction leading to a business combination or other sale transaction.

Business Strategy

The Company’s mission is to deliver superior satisfaction and value to its residents, associates and investors, with a vision to be the first choice in quality multifamily living. Key elements of the Company’s business strategy are as follows:

Investment, Disposition and Acquisition Strategy
The Company’s investment, disposition and acquisition strategy is aimed to achieve a real estate portfolio that has uniformly high quality, low average age properties and cash flow diversification. The Company plans to achieve its objectives by reducing its asset concentration in Atlanta, Georgia, while at the same time, building critical mass in other core markets where it may currently lack the portfolio size to achieve operating efficiencies and the full value of the Post® brand. The Company defines critical mass for this purpose as at least 2,000 apartment units or $200 million of investment in a particular market. The Company’s goal ultimately is to reduce its concentration in Atlanta, Georgia, measured by dollars invested, to not more than 30% of the portfolio.

The Company plans to achieve its objectives by selling older and less competitively located properties, and it may also consider selling joint venture interests in some of its core properties or selectively converting some of these properties to for-sale (condominium) housing depending on market conditions. The Company expects that this strategy will provide capital to reinvest in new communities in dynamic neighborhoods and may also allow for leveraged returns through joint venture structures that preserve Post® branded property and asset management.

The Company is focusing on a limited number of major cities and has regional value creation capabilities. The Company has investment and development personnel to pursue acquisitions, development, rehabilitations and dispositions of apartment communities and select multifamily for-sale (condominium) opportunities that are consistent with its market strategy. The Company’s value creation capabilities include the regional value creation teams in Atlanta, Georgia (focusing on the Southeast), Washington, DC (focusing on the mid-Atlantic market and New York, New York) and Dallas, Texas (focusing on the Southwest, currently limited to the Texas market). The Company operates in nine markets as of December 31, 2007. The Company entered the Raleigh, North Carolina market in 2007 with its purchase of an approximately 124-acre site and expects to commence construction on this site in 2008.

Key elements of the Company’s investment and acquisition strategy include instilling a disciplined team approach to development and acquisition decisions and selecting sites and properties in infill suburban and urban locations in strong primary markets that serve the higher-end multifamily consumer. The Company plans to develop, construct and continually maintain and improve its apartment communities consistent with quality standards management believes are synonymous with the Post® brand. New acquisitions will be limited to properties that meet, or that are expected to be repositioned and improved to meet, its quality and location requirements. The Company will generally pursue acquisitions either to rebalance its property portfolio, using the proceeds of asset sales to redeploy capital in markets where critical mass is desired, or to pursue opportunistic purchases on a selective basis where market conditions warrant.

Post® Brand Name Strategy
The Post® brand name has been cultivated for more than 36 years, and its promotion has been integral to the Company’s success. Company management believes that the Post® brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and that provide a high level of resident service. The Company

Post Properties, Inc.
Post Apartment Homes, L.P.

believes that it provides its residents with a high level of service, including attractive landscaping and numerous amenities, including controlled access, high-speed connectivity, on-site business centers, on-site courtesy officers, urban vegetable gardens and fitness centers at a number of its communities.

Key elements in implementing the Company’s brand name strategy include extensively utilizing the trademarked brand name and coordinating its advertising programs to increase brand name recognition. During recent years, the Company implemented new marketing campaigns, started new customer service programs designed to maintain high levels of resident satisfaction and provided employees and residents new opportunities for community involvement, all intended to enhance what it believes is a valuable asset.

In early 2005, the Company launched a new for-sale housing brand, Post Preferred Homestm, which serves as the unified marketing umbrella for the Company’s for-sale ventures, including developing new communities and converting existing assets into upscale for-sale condominium housing in several key markets. The Company’s for-sale ventures are marketed under the Post Preferred Homestm brand to differentiate for-sale product from the Company’s rental portfolio while capitalizing on the Company’s unique brand heritage.

Service and Associate Development Strategy
The Company’s service orientation strategy includes utilizing independent third parties to regularly measure resident satisfaction and providing performance incentives to its associates linked to delivering a high level of service and enhancing resident satisfaction. The Company also achieves its objective by investing in the development and implementation of training programs focused on associate development, improving the quality of its operations and the delivery of resident service.

Operating Strategy
The Company’s operating strategy includes striving to be an innovator and a leader in anticipating customer needs while achieving operating consistency across its properties. The Company also will continue to explore opportunities to improve processes and technology that drive efficiency in its business. Since 2005, the Company implemented new property operating, centralized procurement and revenue pricing software for this purpose.

Financing Strategy
The Company’s financing strategy is to maintain a strong balance sheet and to maintain its investment grade credit rating. The Company plans to achieve its objectives by generally maintaining total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, by generally limiting variable rate indebtedness as a percentage of total indebtedness to not more than 25% of aggregate indebtedness, and by maintaining adequate liquidity through its unsecured lines of credit. At December 31, 2007, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and its total variable rate indebtedness as a percentage of total indebtedness were below these percentages.

Operating Divisions

The major operating divisions of the Company include Post Apartment Management, Post Investment Group and Post Corporate Services. Each of these operating divisions is discussed below.

Post Apartment Management
Post Apartment Management is responsible for the day-to-day operations of all Post® communities including community leasing, property management, personnel recruiting, training and development, maintenance and security. Post Apartment Management also conducts short-term corporate apartment leasing activities and is the largest division in the Company (based on the number of employees).

Post Investment Group
Post Investment Group is responsible for all development, acquisition, rehabilitation, disposition, for-sale (condominium) and asset management activities of the Company. For development, this includes site selection, zoning and regulatory approvals, project design and construction management. This division is also responsible for apartment community acquisitions as well as property dispositions and strategic joint ventures that the Company undertakes as part of its investment strategy. The division recommends and executes major value added renovations and redevelopments of existing communities as well as direction for investment levels within each city and any new geographic market areas and new product types that the Company may consider.

Post Properties, Inc.
Post Apartment Homes, L.P.

Post Corporate Services
Post Corporate Services provides executive direction and control to the Company’s other divisions and subsidiaries and has responsibility for the creation and implementation of all Company financing, capital and risk management strategies. All accounting, management reporting, compliance, information systems, human resources, legal, risk management and insurance services required by the Company and all of its affiliates are centralized in Post Corporate Services.

Operating Segments

The Post Apartment Management division of the Company manages the owned apartment communities based on the operating segments associated with the various stages in the apartment ownership lifecycle. The Company’s primary operating segments are described below. In addition to these segments, all commercial properties and other ancillary service and support operations are reviewed and managed separately and in the aggregate by Company management.

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year — communities which reached stabilized occupancy in the prior year.

•	Development, rehabilitation and lease-up communities — those communities that are under development, rehabilitation and in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Condominium conversion and other communities — those portions of existing apartment communities being converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations under Statement of Financial Accounting Standards (“SFAS”) No. 144 (see note 1 to the consolidated financial statements).

•	Acquired communities — those communities acquired in the current or prior year.

A summary of segment operating results for 2007, 2006 and 2005 is included in note 15 to the Company’s consolidated financial statements. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Summary of Investment and Disposition Activity

During the five-year period from January 1, 2003 through December 31, 2007, the Company and its affiliates have developed and completed 823 apartment units in four apartment communities and sold 28 apartment communities containing an aggregate of 12,518 apartment units. During the same period, the Company acquired six apartment communities containing 1,837 units. The Company and its affiliates have sold apartment communities after holding them for investment periods that generally range up to twenty years after acquisition or development. The following table shows a summary of the Company’s development and sales activity during these periods.

	2007		2006		2005		2004	2003

Units developed and completed	439		—		—		—	468
Units acquired	350		669	(3)	319		499	—
Units sold	(807	)(1)	(1,342	)(4)	(3,051	)(6)	(3,880)	(2,236)
Units sold as condominiums or currently being converted into for-sale condominiums	—		—		(731	)(7)	—	—
Total units completed and owned by the Company and its affiliates (including units held for sale) at year-end	20,546	(2)	20,564	(5)	21,237	(8)	24,700	28,081
Total revenues from continuing operations (in thousands)	$307,542		$291,545		$272,271		$258,534	$243,729

(1)	Excludes 1,202 units in three apartment communities that were converted to joint venture ownership where the Company retained a 25% ownership interest.
(2)	Excludes 1,937 units currently under development or in lease-up at December 31, 2007.
(3)	Excludes 150 units currently in lease-up, as the community was undergoing renovation upon purchase.
(4)	Includes a net reduction of two apartment units to reflect the addition of four apartment units at one community and a reduction of six apartment units at another community to facilitate an expansion.
(5)	Excludes 1,181 apartment units currently under development or in lease-up at December 31, 2006.
(6)	Includes reduction of four apartment units that were combined with other units.
(7)	Represents all units within communities that began conversion into condominiums in 2005. Of these units, 219, 282 and 106 units were sold in 2005, 2006 and 2007 respectively.
(8)	Excludes 205 apartment units under development at December 31, 2005.

Post Properties, Inc.
Post Apartment Homes, L.P.

Current Development Activity

At December 31, 2007, the Company had six communities and one community expansion under development containing 2,116 apartment units, and 305 for-sale condominium homes under development in four communities (including 137 units in one community held in an unconsolidated entity). These communities are summarized in the table below.

								Costs
							Company	Incurred
		Number		Company	Estimated		Share of	as of
Community	Location	of Units	Retail Sq. Ft.	Ownership	Cost		Est. Cost	12/31/07
								(Company Share)

Apartments:
Post Alexandertm	Atlanta, GA	307	—	100%	$62.4		$62.4	$39.8
Post Walk® at Citrus Park Village	Tampa, FL	296	—	100%	41.6		41.6	8.6
Post Eastsidetm	Dallas, TX	435	37,900	100%	56.7		56.7	21.8
Post Hyde Park® (expansion)	Tampa, FL	84	—	100%	18.8	(4)	18.8	14.9
Post Frisco Bridgestm	Dallas, TX	269	29,000	100%	41.3		41.3	7.8
Post Park®	Wash. DC	396	1,700	100%	84.7		84.7	14.1
Post West Austintm	Austin, TX	329	—	100%	53.2		53.2	13.8

Total Apartments		2,116	68,600		$358.7		$358.7	$120.8

Condominiums:
The Residences at 3630 Peachtreetm(5)	Atlanta, GA	137	—	50%	$93.4		$47.6	$11.1
Four Seasons Residences	Austin, TX	168	8,000	100%	133.5		133.5	18.9

Total Condominiums		305	8,000		$226.9		$181.1	$30.0

Estimated
	Quarter	Quarter of	Quarter of		Estimated	Units
	of Const.	First Units	Stabilized	Units	Quarter	Under	Units
Community	Start	Available	Occupancy(1)	Leased(2)	Sell-out	Contract(3)	Closed(2)

Apartments:
Post Alexandertm	2Q 2006	1Q 2008	2Q 2009	—	N/A	N/A	N/A
Post Walk® at Citrus Park Village	1Q 2008	1Q 2009	1Q 2010	—	N/A	N/A	N/A
Post Eastsidetm	4Q 2006	2Q 2008	4Q 2009	—	N/A	N/A	N/A
Post Hyde Park® (expansion)	4Q 2006	4Q 2007	3Q 2008	21	N/A	N/A	N/A
Post Frisco Bridgestm	3Q 2007	4Q 2008	2Q 2010	—	N/A	N/A	N/A
Post Park®	4Q 2007	1Q 2009	2Q 2010		N/A	N/A	N/A
Post West Austintm	4Q 2007	1Q 2009	3Q 2009	—	N/A	N/A	N/A

Total Apartments				21

Condominiums:
The Residences at 3630 Peachtreetm(5)	3Q 2007	3Q 2009	N/A	N/A	4Q 2010	—	—
Four Seasons Residences	1Q 2008	4Q 2009	N/A	N/A	4Q 2010	54	—

Total Condominiums						54	—

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	As of January 28, 2008.
(3)	As of January 28, 2008, represents the total number of units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium homes under contract will close.
(4)	Total estimated construction costs for the Post Hyde Park® expansion include the estimated replacement costs of six apartment units at the Company’s existing Hyde Park community that are being demolished to accommodate the expansion.
(5)	The amounts reflected for this project represent the condominium portion of a mixed-use development currently being developed in an entity owned with other third-party developers. This condominium portion of the project is co-owned with an Atlanta-based condominium development partner.

Competition

All of the Company’s apartment and for-sale (condominium) communities are located in developed markets that include other upscale apartments and for-sale (condominium) projects owned by numerous public and private companies. Some of these companies may have substantially greater resources and greater access to capital than the Company, allowing

Post Properties, Inc.
Post Apartment Homes, L.P.

them to grow at rates greater than the Company. The number of competitive upscale apartment and for-sale (condominium) properties and companies in a particular market could have a material effect on the Company’s ability to lease apartment units at its apartment communities, including any newly developed or acquired communities, and on the rents charged, and could have a material effect on the Company’s ability to sell for-sale (condominium) units and on the selling prices of such units. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of upscale apartment communities or potential purchasers of for-sale (condominium) units.

The Company competes for residents in its apartment communities based on its high level of resident service, the quality of its apartment communities (including its landscaping and amenity offerings) and the desirability of its locations. Resident leases at its apartment communities are priced competitively based on market conditions, supply and demand characteristics, and the quality and resident service offerings of its communities. The Company does not seek to compete on the basis of providing the low-cost solution for all residents.

Americans with Disabilities Act and Fair Housing Act

The Company’s multi-family housing communities and any newly acquired multi-family housing communities must comply with Title III of the Americans with Disabilities Act (the “ADA”) to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company’s multi-family housing communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as multi-family housing communities, to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public. The Company must also comply with the Fair Housing Act (the “FHA”), which requires that apartment communities first occupied after March 13, 1991 be accessible to persons with disabilities.

Noncompliance with the FHA and ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. Compliance with the FHA could require removal of structural barriers to handicapped access in a community, including the interiors of multi-family housing units covered under the FHA. In addition to the ADA and FHA, state and local laws exist that impact the Company’s multi-family housing communities with respect to access thereto by persons with disabilities. Further, legislation or regulations adopted in the future may impose additional burdens or restrictions on the Company with respect to improved access by persons with disabilities. The ADA, FHA, or other existing or new legislation may require the Company to modify its existing properties. These laws may also restrict renovations by requiring improved access to such buildings or may require the Company to add other structural features that increase its construction costs.

Within the past few years, there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHA and ADA. In November 2006, the Equal Rights Center, or ERC, filed a lawsuit against the Company and the Operating Partnership alleging various violations of the FHA and the ADA at certain properties designed, constructed or operated by the Company and the Operating Partnership. The ERC seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family housing units and public use areas to comply with the FHA and ADA and prohibiting construction or sale of noncompliant units or complexes.

At this stage in the proceeding, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision. The Company cannot ascertain the ultimate cost of compliance with the ADA, FHA or other similar state and local legislation and such costs are not likely covered by insurance policies. The cost associated with ongoing litigation or compliance could be substantial and could adversely affect the Company’s business, results of operations and financial condition.

Environmental Regulations

The Company is subject to federal, state and local environmental laws, ordinances, and regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multifamily apartment and for-sale (condominium) communities.

The Company has instituted a policy that requires an environmental investigation of each property that it considers for purchase or that it owns and plans to develop. The environmental investigation is conducted by a qualified third-party environmental consultant in accordance with recognized industry standards. The environmental investigation report is reviewed by the Company and counsel prior to purchase and/or development of any property. If the environmental

Post Properties, Inc.
Post Apartment Homes, L.P.

investigation identifies evidence of potentially significant environmental contamination that merits additional investigation, sampling of the property is performed by the environmental consultant.

If necessary, remediation or mitigation of contamination, including removal of contaminated soil and/or underground storage tanks, placement of impervious barriers, or creation of land use or deed restrictions, is undertaken either prior to development or at another appropriate time. When performing remediation activities, the Company is subject to a variety of environmental requirements. In some cases, the Company obtains state approval of the selected remediation and mitigation measures by entering into voluntary environmental cleanup programs administered by state agencies.

In developing properties and constructing apartment and for-sale (condominium) communities, the Company utilizes independent environmental consultants to determine whether there are any flood plains, wetlands or other environmentally sensitive areas that are part of the property to be developed. If flood plains are identified, development and construction work is planned so that flood plain areas are preserved or alternative flood plain capacity is created in conformance with federal and local flood plain management requirements. If wetlands or other environmentally sensitive areas are identified, the Company plans and conducts its development and construction activities and obtains the necessary permits and authorizations in compliance with applicable legal standards. In some cases, however, the presence of wetlands and/or other environmentally sensitive areas could preclude, severely limit, or otherwise alter the proposed site development and construction activities.

Storm water discharge from a construction site is subject to the storm water permit requirements mandated under the Clean Water Act. In most jurisdictions, the state administers the permit programs. The Company currently anticipates that it will be able to obtain and materially comply with any storm water permits required for new development. The Company has obtained and is in material compliance with the construction site storm water permits required for its existing development activities.

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state laws subject the owner or operator of real property or a facility and persons who arranged for off-site disposal activities to claims or liability for the costs of removal or remediation of hazardous substances that are released at, in, on, under, or from real property or a facility. In addition to claims for cleanup costs, the presence of hazardous substances on or the release of hazardous substances from a property or a facility could result in a claim by a private party for personal injury or property damage or could result in a claim from a governmental agency for other damages, including natural resource damages. Liability under CERCLA and comparable state laws can be imposed on the owner or the operator of real property or a facility without regard to fault or even knowledge of the release of hazardous substances and other regulated materials on, at, in, under, or from the property or facility. Environmental liabilities associated with hazardous substances also could be imposed on the Company under other applicable environmental laws, such as the Resource Conservation and Recovery Act (and comparable state laws), or common-law principles. The presence of hazardous substances in amounts requiring response action or the failure to undertake necessary remediation may adversely affect the owner’s ability to use or sell real estate or borrow money using such real estate as collateral.

Various environmental laws govern certain aspects of the Company’s ongoing operation of its communities. Such environmental laws include those regulating the existence of asbestos-containing materials in buildings, management of surfaces with lead-based paint (and notices to residents about the lead-based paint), use of active underground petroleum storage tanks, and waste-management activities. The failure to comply with such requirements could subject the Company to a government enforcement action and/or claims for damages by a private party.

The Company has not been notified by any governmental authority of any material noncompliance, claim, or liability in connection with environmental conditions associated with any of its apartment and for-sale (condominium) communities. The Company has not been notified of a material claim for personal injury or property damage by a private party relating to any of its apartment and for-sale (condominium) communities in connection with environmental conditions. The Company is not aware of any environmental condition with respect to any of its apartment and for-sale (condominium) communities that could be considered to be material.

It is possible, however, that the environmental investigations of the Company’s properties might not have revealed all potential environmental liabilities associated with the Company’s real property and its apartment and for-sale (condominium) communities or the Company might have underestimated any potential environmental issues identified in the investigations. It is also possible that future environmental laws, ordinances, or regulations or new interpretations of existing environmental laws, ordinances, or regulations will impose material environmental liabilities on the Company; the current environmental conditions of properties that the Company owns or operates will be affected adversely by hazardous substances associated with other nearby properties or the actions of third parties unrelated to the Company; or our residents and/or commercial tenants may engage in activities prohibited by their leases or otherwise expose the Company to liability under applicable environmental laws, ordinances, or regulations. The costs of defending any future

Post Properties, Inc.
Post Apartment Homes, L.P.

environmental claims, performing any future environmental remediation, satisfying any such environmental liabilities, or responding to any changed environmental conditions could materially adversely affect the Company’s financial conditions and results of operations.

Where You Can Find More Information

The Company makes its annual report on Form l0-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, available (free of charge) on or through its Internet website, located at http://www.postproperties.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 1A.	RISK FACTORS (Dollars In thousands, except per share amounts)

The following risk factors apply to the Company and the Operating Partnership. All indebtedness described in the risk factors has been incurred by the Operating Partnership.

Unfavorable changes in apartment markets and economic conditions could adversely affect occupancy levels and rental rates.

Market and economic conditions in the various metropolitan areas of the United States where the Company operates, particularly Atlanta, Georgia, Dallas, Texas, Tampa, Florida and the greater Washington, D.C. area where a substantial majority of the Company’s apartment communities are located, may significantly affect occupancy levels and rental rates and therefore profitability. Factors that may adversely affect these conditions include the following:

•	the economic climate, which may be adversely impacted by a reduction in jobs, industry slowdowns and other factors;

•	local conditions, such as oversupply of, or reduced demand for, apartment homes;

•	declines in household formation;

•	favorable residential mortgage rates;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent the Company from raising rents to offset increases in operating costs; and

•	competition from other available apartments and other housing alternatives and changes in market rental rates.

Any of these factors could adversely affect the Company’s ability to achieve desired operating results from its communities.

Development and construction risks could impact the company’s profitability.

The Company intends to continue to develop and construct apartment communities and may convert existing apartment communities into condominiums or develop for-sale (condominium) housing. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company’s development and construction activities may be exposed to the following risks:

•	the Company may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy, and other required governmental permits and authorizations, which could result in increased development costs;

•	the Company may incur construction costs for a property that exceed original estimates due to increased materials, labor or other costs or unforeseen environmental conditions, which could make completion of the property uneconomical, and the Company may not be able to increase rents or for-sale (condominium) unit sales prices to compensate for the increase in construction costs;

•	the Company may abandon development opportunities that it has already begun to explore, and it may fail to recover expenses already incurred in connection with exploring those opportunities, causing potential impairment losses to be incurred;

•	the Company has at times been and may continue to be unable to complete construction and lease-up of a community on schedule and meet financial goals for development projects;

Post Properties, Inc.
Post Apartment Homes, L.P.

•	because occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, the Company may be unable to meet its profitability goals for that community; and

•	land costs and construction costs have been increasing in the Company’s markets, and may continue to increase in the future and, in some cases, the costs of upgrading acquired communities have, and may continue to, exceed original estimates and the Company may be unable to charge rents, or sales prices with respect to for-sale (condominium) product, that would compensate for these increases in costs.

Possible difficulty of selling apartment communities could limit the Company’s operational and financial flexibility.

Purchasers may not be willing to pay acceptable prices for apartment communities that the Company wishes to sell. A weak market may limit the Company’s ability to change its portfolio promptly in response to changing economic conditions. Also, if the Company is unable to sell apartment communities or if it can only sell apartment communities at prices lower than are generally acceptable, then the Company may have to take on additional leverage in order to provide adequate capital to execute its development and construction and acquisitions strategy. Furthermore, a portion of the proceeds from the Company’s overall property sales in the future may be held in escrow accounts in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) so that any related capital gain can be deferred for federal income tax purposes. As a result, the Company may not have immediate access to all of the cash flow generated from property sales.

The Company is subject to increased exposure to economic and other competitive factors due to the concentration of its investments in certain markets.

At December 31, 2007, approximately 41.3%, 19.2%, 12.3% and 10.3% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. The Company is therefore subject to increased exposure to economic and other competitive factors specific to its markets within these geographic areas.

Failure to generate sufficient cash flows could affect the Company’s debt financing and create refinancing risk.

The Company is subject to the risks normally associated with debt financing, including the risk that its cash flow will be insufficient to make required payments of principal and interest. Although the Company may be able to use cash flow generated by its apartment communities or through the sale of for-sale (condominium) housing to make future principal payments, it may not have sufficient cash flow available to make all required principal payments and still meet the distribution requirements that the Company must satisfy in order to maintain its status as a real estate investment trust or “REIT” for federal income tax purposes. The following factors, among others, may affect the cash flows generated by the Company’s apartment communities and through the sale of for-sale (condominium) housing:

•	the national and local economies;

•	local real estate market conditions, such as an oversupply of apartment homes or competing for-sale (condominium) housing;

•	the perceptions by prospective residents or buyers of the safety, convenience and attractiveness of the Company’s communities and the neighborhoods in which they are located;

•	the Company’s ability to provide adequate management, maintenance and insurance for its apartment communities;

•	rental expenses for its apartment communities, including real estate taxes, insurance and utilities; and

•	the level of mortgage interest rates and its impact on the demand for prospective buyers of for-sale (condominium) housing.

Expenses associated with the Company’s investment in apartment communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagor. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2007, the Company had outstanding

Post Properties, Inc.
Post Apartment Homes, L.P.

mortgage indebtedness of $266,791 (none of which matures in 2008), senior unsecured debt of $535,000 (none of which matures in 2008) and unsecured line of credit borrowings of $257,275.

The Company could become more highly leveraged which could result in an increased risk of default and in an increase in its debt service requirements.

The Company’s stated goal is to generally maintain total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, to generally limit variable rate indebtedness as a percentage of total indebtedness to not more than 25% of aggregate indebtedness, and to maintain adequate liquidity through the Company’s unsecured lines of credit.

At December 31, 2007, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and the Company’s total variable rate indebtedness as a percentage of total indebtedness were below these percentages. If management adjusts the Company’s stated goal in the future, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations, adversely affect the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s ability to make expected distributions to its limited partners and result in an increased risk of default on the obligations of the Company and the Operating Partnership. In addition, the Company’s and the Operating Partnership’s ability to incur debt is limited by covenants in bank and other credit agreements and in the Company’s outstanding senior unsecured notes. The Company manages its debt to be in compliance with its stated policy and with these debt covenants, but subject to compliance with these covenants, the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt. Accordingly, the Company could become more leveraged, resulting in an increased risk of default on its obligations and in an increase in debt service requirements, both of which could adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.

Debt financing may not be available and equity issuances could be dilutive to the company’s shareholders.

The Company’s ability to execute its business strategy depends on its access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity. As a result of the Company’s announcement that its Board of Directors had authorized management, working with financial and legal advisors, to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties, both Standard and Poors and Moody’s rating agencies placed the Company’s credit rating outlook on “credit watch” or “developing,” pending the outcome of the process which could negatively impact the Company’s ability to refinance its existing indebtedness or obtain new debt financing in the short term.

Debt financing may not be available in sufficient amounts, or on favorable terms or at all. If the Company issues additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of existing shareholders could be diluted.

The Company’s condominium conversion and for-sale (condominium) housing business involves unique business risks and challenges.

The Company’s ability to successfully complete a condominium conversion or other for-sale housing project, sell the units and achieve management’s economic goals in connection with the transaction is subject to various risks and challenges, which if they materialize, may have an adverse effect on the Company’s business, results of operations and financial condition including:

•	the inability to obtain approvals to rezone the property and releases from financing obligations and increases in costs resulting from delays in obtaining such approvals and releases;

•	understanding the costs necessary to bring a newly developed or converted for-sale (condominium) property up to standards required for its intended market position;

•	lack of demand by prospective buyers;

•	oversupply of condominiums in a given market;

•	the inability of buyers to qualify for financing;

•	lower than anticipated sale prices;

Post Properties, Inc.
Post Apartment Homes, L.P.

•	the inability to close on sales of individual units under contract;

•	competition from other condominiums and other types of residential housing; and

•	liability claims from condominium associations or others asserting that construction performed was defective, resulting in litigation and/or settlement discussions.

In general, profits realized to date from the Company’s sale of condominium homes have been more volatile than the Company’s core apartment rental operations. In addition, the Company believes that the demand of prospective buyers, the supply and competition from other condominiums and other types of residential housing, and the level of mortgage interest rates and the affordability of housing, among other factors, could have a significant impact on its ability to sell for-sale units and on the sales prices achieved. If the Company is unable to sell for-sale condominium homes, the Company could decide to rent unsold units or could cause a condominium community to revert to a rental apartment community. If these risks were to materialize, it could cause the Company to realize impairment losses in future periods and it could cause economic returns that are materially lower than anticipated. In addition, if the Company is unable to sell for-sale units, the expenses and carrying costs associated with the ownership of such units would continue.

Unfavorable changes in for-sale (condominium) housing in the Company’s markets and general economic conditions could adversely affect the profitability of the Company’s condominium conversion and newly developed for-sale housing business.

In total, the Company has converted five apartment communities since 2005, initially consisting of 731 units (including one held in a joint venture), into for-sale condominium homes. As of the end of 2007, three of these condominium conversion projects were sold out. The other two projects, consisting of a 206-unit project in Tampa, FL and a 143-unit project in Houston, TX, had, on average, closed the sales of approximately 64% of their total units as of the end of 2007. Beginning in the second quarter of 2007, the Company also began closing condominium homes at two of its newly developed for-sale condominium projects, containing 230 homes. As of January 28, 2008, the Company had seven condominium homes under contract and had closed 132 homes at these communities. In late 2006 and continuing into 2007, there was a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, tighter credit standards and a significant slow down in the residential housing market in the U.S. Further, in the second half of 2007, the turbulence in weakening credit markets accelerated, resulting in a further decline in for-sale housing markets. As a result, the pace of condominium closings began to slow in the second half of 2006 with a further slowing in the second half of 2007. It is likely that closings will continue to be slow at these communities into 2008. Additionally, a significant portion of the condominium closings at the Company’s two newly developed for-sale condominium projects resulted from contracts entered into prior to the third quarter of 2007 when credit standards tightened and markets increased in volatility resulting in a further slowing of the demand for for-sale housing. There can be no assurance of the amount or pace of future for-sale condominium sales and closings. To the extent that condominium pricing pressure continues or worsens or we are required to hold unsold units longer than anticipated (requiring us to continue to pay debt service), the profitability of these projects may be materially adversely affected.

Acquired apartment communities may not achieve anticipated results.

The Company may selectively acquire apartment communities that meet its investment criteria. The Company’s acquisition activities and their success may be exposed to the following risks:

•	an acquired community may fail to achieve expected occupancy and rental rates and may fail to perform as expected;

•	the Company may not be able to successfully integrate acquired properties and operations; and

•	the Company’s estimates of the costs of repositioning or redeveloping the acquired property may prove inaccurate, causing the Company to fail to meet its profitability goals.

Increased competition and increased affordability of residential homes could limit the Company’s ability to retain its residents, lease apartment homes or increase or maintain rents.

The Company’s apartment communities compete with numerous housing alternatives in attracting residents, including other apartment communities and single-family rental homes, as well as owner occupied single and multi-family homes. Competitive housing in a particular area and the increasing affordability of owner occupied single and multi-family homes caused by declining housing prices, mortgage interest rates and government programs to promote home ownership could adversely affect the Company’s ability to retain its residents, lease apartment homes and increase or maintain rents.

Post Properties, Inc.
Post Apartment Homes, L.P.

Limited investment opportunities could adversely affect the Company’s growth.

The Company expects that other real estate investors will compete to acquire existing properties and to develop new properties. These competitors include insurance companies, pension and investment funds, developer partnerships, investment companies and other apartment REITs. This competition could increase prices for properties of the type that the Company would likely pursue, and competitors may have greater resources than the Company. As a result, the Company may not be able to make attractive investments on favorable terms, which could adversely affect its growth.

The Company may not be able to maintain its current dividend level.

For the full year of 2008, management of the Company currently expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures for 2008 will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000 (excluding any costs associated with a possible business combination or other sale transaction). The Company intends to use primarily the proceeds from 2008 asset (including condominium) sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. In prior periods, the additional funding, in excess of cash flows from operating activities less operating capital expenditures, required to pay the quarterly dividends was funded through a combination of line of credit borrowings and proceeds from asset sales. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

Changing interest rates could increase interest costs and could affect the market price of the Company’s securities.

The Company has incurred, and expects to continue to incur, debt bearing interest at rates that vary with market interest rates. Therefore, if interest rates increase, the Company’s interest costs will rise to the extent its variable rate debt is not hedged effectively. Further, while the Company’s stated goal is to limit variable rate debt to not more than 25% of total indebtedness, management may adjust these levels over time. In addition, an increase in market interest rates may lead purchasers of the Company’s securities to demand a higher annual yield, which could adversely affect the market price of the Company’s common and preferred stock and debt securities.

Interest rate hedging contracts may be ineffective and may result in material charges.

From time to time when the Company anticipates issuing debt securities, it may seek to limit exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. The Company may do this to increase the predictability of its financing costs. Also, from time to time, the Company may rely on interest rate hedging contracts to limit its exposure under variable rate debt to unfavorable changes in market interest rates. If the pricing of new debt securities is not within the parameters of, or market interest rates produce a lower interest cost than the Company incurs under, a particular interest rate hedging contract, the contract may be ineffective. Furthermore, the settlement of interest rate hedging contracts has at times involved and may in the future involve material charges. These charges are typically related to the extent and timing of fluctuations in interest rates. Despite the Company’s efforts to minimize its exposure to interest rate fluctuations, the Company may not maintain coverage for all of its outstanding indebtedness at any particular time. If the Company does not effectively protect itself from this risk, it may be subject to increased interest costs resulting from interest rate fluctuations.

Failure to succeed in new markets may limit the company’s growth.

The Company may from time to time commence development activity or make acquisitions outside of its existing market areas if appropriate opportunities arise. The Company’s historical experience in its existing markets does not ensure that it will be able to operate successfully in new markets. The Company may be exposed to a variety of risks if it chooses to enter new markets. These risks include, among others:

•	an inability to evaluate accurately local apartment or for-sale (condominium) housing market conditions and local economies;

•	an inability to obtain land for development or to identify appropriate acquisition opportunities;

•	an inability to hire and retain key personnel; and

•	lack of familiarity with local governmental and permitting procedures.

Post Properties, Inc.
Post Apartment Homes, L.P.

Compliance or failure to comply with laws requiring access to the Company’s properties by persons with disabilities could result in substantial cost.

The Company’s multi-family housing communities and any newly acquired multi-family housing communities must comply with Title III of the Americans with Disabilities Act, or the ADA, to the extent that such properties are “public accommodations” and/or “commercial facilities” as defined by the ADA. Compliance with the ADA requirements could require removal of structural barriers to handicapped access in certain public areas of the Company’s multi-family housing communities where such removal is readily achievable. The ADA does not, however, consider residential properties, such as multi-family housing communities to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

The Company must also comply with the Fair Housing Act , or the FHA, which requires that multi-family housing communities first occupied after March 13, 1991 be accessible to persons of disabilities. Noncompliance with the FHA and ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. Compliance with the FHA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHA. In addition to the ADA and FHA, state and local laws exist that impact the Company’s multi-family housing communities with respect to access thereto by persons with disabilities. Further, legislation or regulations adopted in the future may impose additional burdens or restrictions on the company with respect to improved access by persons with disabilities. The ADA, FHA, or other existing or new legislation may require the Company to modify its existing properties. These laws may also restrict renovations by requiring improved access to such buildings or may require the Company to add other structural features that increase its construction costs.

Within the past few years, there has been heightened scrutiny of multifamily housing communities for compliance with the requirements of the FHA and ADA. In November 2006, the Equal Rights Center, or ERC, filed a lawsuit against the Company and the Operating Partnership alleging various violations of the FHA and the ADA at certain properties designed, constructed or operated by the Company and the Operating Partnership. The ERC seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family housing units and public use areas to comply with the FHA and ADA and prohibiting construction or sale of noncompliant units or complexes.

Due to the preliminary nature of the litigation, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision. The Company cannot ascertain the ultimate cost of compliance with the ADA, FHA or other similar state and local legislation and such costs are not likely covered by insurance policies. The cost associated with ongoing litigation or compliance could be substantial and could adversely affect the Company’s business, results of operations and financial condition. In addition, in connection with certain property dispositions or formations of strategic joint ventures, the Company may be required to provide indemnification against liabilities associated with the litigation.

Any weaknesses identified in the Company’s system of internal controls by the Company and its independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on the Company’s business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, the Company’s independent registered public accounting firm must report on management’s evaluation of those controls. In future periods, the Company may identify deficiencies in its system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.

Losses from natural catastrophes may exceed insurance coverage.

The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance on its properties, which are believed to be of the type and amount customarily obtained on real property assets. The Company intends to obtain similar coverage for properties acquired or developed in the future. However, some losses, generally of a catastrophic nature, such as losses from floods or wind storms, may be subject to limitations. The Company exercises discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to maintaining appropriate insurance on its investments at a reasonable cost and on suitable terms; however, the Company may not be able to maintain its insurance at a reasonable cost or in sufficient amounts to protect it against potential losses. Further, the Company’s insurance costs could increase in future periods. If the Company suffers a substantial loss, its insurance coverage may not be sufficient to pay the full current market value or current replacement value of the lost investment.

Post Properties, Inc.
Post Apartment Homes, L.P.

Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a property after it has been damaged or destroyed.

Potential liability for environmental contamination could result in substantial costs.

The Company is in the business of owning, operating, developing, acquiring and, from time to time, selling real estate. Under various federal, state and local environmental laws, as a current or former owner or operator, the Company could be required to investigate and remediate the effects of contamination of currently or formerly owned real estate by hazardous or toxic substances, often regardless of its knowledge of or responsibility for the contamination and solely by virtue of its current or former ownership or operation of the real estate. In addition, the Company could be held liable to a governmental authority or to third parties for property and other damages and for investigation and clean-up costs incurred in connection with the contamination. These costs could be substantial, and in many cases environmental laws create liens in favor of governmental authorities to secure their payment. The presence of such substances or a failure to properly remediate any resulting contamination could materially and adversely affect the Company’s ability to borrow against, sell or rent an affected property.

Costs associated with moisture infiltration and resulting mold remediation may be costly.

As a general matter, concern about indoor exposure to mold has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there has been a number of lawsuits in the Company’s industry against owners and managers of apartment communities relating to moisture infiltration and resulting mold. The Company has implemented guidelines and procedures to address moisture infiltration and resulting mold issues if and when they arise. The Company believes that these measures will minimize the potential for any adverse effect on its residents. The terms of its property and general liability policies generally exclude certain mold-related claims. Should an uninsured loss arise against the Company, the Company would be required to use its funds to resolve the issue, including litigation costs. The Company makes no assurance that liabilities resulting from moisture infiltration and the presence of or exposure to mold will not have a future adverse impact on its business, results of operations and financial condition.

The Company’s joint ventures and joint ownership of properties and partial interests in corporations and limited partnerships could limit the Company’s ability to control such properties and partial interests.

Instead of purchasing certain apartment communities directly, the Company has invested and may continue to invest as a co-venturer. The Company has also chosen to sell partial interests in certain apartment communities to co-venturers and may continue this strategy in the future. Joint venturers often have shared control over the operations of the joint venture assets. Therefore, it is possible that the co-venturer in an investment might become bankrupt, or have economic or business interests or goals that are inconsistent with the Company’s business interests or goals, or be in a position to take action contrary to the Company’s instructions, requests, policies or objectives. Consequently, a co-venturer’s actions might subject property owned by the joint venture to additional risk. Although the Company seeks to maintain sufficient influence of any joint venture to achieve its objectives, the Company may be unable to take action without the Company’s joint venture partners’ approval, or joint venture partners could take actions binding on the joint venture without the Company’s consent. Additionally, should a joint venture partner become bankrupt, the Company could become liable for such partner’s share of joint venture liabilities.

The Company may be unable to renew leases or relet units as leases expire.

When the Company’s residents decide not to renew their leases upon expiration, the Company may not be able to relet their units. Even if the residents do renew or the Company can relet the units, the terms of renewal or reletting may be less favorable than current lease terms. Because virtually all of the Company’s leases are for apartments, they are generally for no more than one year. If the Company is unable to promptly renew the leases or relet the units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then the Company’s results of operations and financial condition will be adversely affected. Consequently, the Company’s cash flow and ability to service debt and make distributions to security holders would be reduced.

The Company may fail to qualify as a REIT for federal income tax purposes.

The Company’s qualification as a REIT for federal income tax purposes depends upon its ability to meet on a continuing basis, through actual annual operating results, distribution levels and diversity of stock ownership, the various qualification tests and organizational requirements imposed upon REITs under the Code. The Company believes that it has qualified for taxation as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1993, and plans to continue to meet the requirements to qualify as a REIT in the future. Many of these requirements,

Post Properties, Inc.
Post Apartment Homes, L.P.

however, are highly technical and complex. Therefore, the Company may not have qualified or may not continue to qualify in the future as a REIT. The determination that the Company qualifies as a REIT for federal income tax purposes requires an analysis of various factual matters that may not be totally within the Company’s control. Even a technical or inadvertent mistake could jeopardize the Company’s REIT status. Furthermore, Congress and the Internal Revenue Service (“IRS”) might make changes to the tax laws and regulations, and the courts might issue new decisions that make it more difficult, or impossible, for the Company to remain qualified as a REIT. The Company does not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status.

If the Company were to fail to qualify for taxation as a REIT in any taxable year, and certain relief provisions of the Internal Revenue Code did not apply, the Company would be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, leaving less money available for distributions to its shareholders. In addition, distributions to shareholders in any year in which the Company failed to qualify would not be deductible by the Company for federal income tax purposes nor would they be required to be made. Unless entitled to relief under specific statutory provisions, the Company also would be disqualified from taxation as a REIT for the four taxable years following the year during which it ceased to qualify as a REIT. It is not possible to predict whether in all circumstances the Company would be entitled to such statutory relief. The Company’s failure to qualify as a REIT likely would have a significant adverse effect on the value of its securities.

The Operating Partnership may fail to be treated as a partnership for federal income tax purposes.

Management believes that the Operating Partnership qualifies, and has so qualified since its formation, as a partnership for federal income tax purposes and not as a publicly traded partnership taxable as a corporation. No assurance can be provided, however, that the IRS will not challenge the treatment of the Operating Partnership as a partnership for federal income tax purposes or that a court would not sustain such a challenge. If the IRS were successful in treating the Operating Partnership as a corporation for federal income tax purposes, then the taxable income of the Operating Partnership would be taxable at regular corporate income tax rates. In addition, the treatment of the Operating Partnership as a corporation would cause the Company to fail to qualify as a REIT. See “The Company may fail to qualify as a REIT for federal income tax purposes” above.

The Company’s real estate assets may be subject to impairment charges.

The Company continually evaluates the recoverability of the carrying value of its real estate assets for impairment indicators. Factors considered in evaluating impairment of the Company’s existing real estate assets held for investment include significant declines in property operating profits, recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Generally, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of the asset over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. Assumptions used to estimate annual and residual cash flow and the estimated holding period of such assets require the judgment of management.

In years prior to 2005, the Company recorded impairment charges on assets held for investment and assets designated as held for sale. There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets. For the years ended December 31, 2007, 2006 and 2005, management believes it has applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record additional impairment charges. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on the Company’s results of operations and funds from operations in the period in which the charge is taken.

The formal process initiated by the Company to pursue a possible business combination or other sale transaction may not result in a transaction.

The Company has commenced a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. There can be no assurance that the initiation of a formal process will result in any transaction leading to a business combination or other sale transaction.

Additionally, if a business combination or other sale transaction does not occur, to the extent that the market price reflects an assumption that such a combination would occur, the Company’s stock price may be adversely affected.

Post Properties, Inc.
Post Apartment Homes, L.P.

The formal process to pursue a possible business combination or other sale transaction may divert management attention and the Company may not be able to retain key personnel.

The formal process initiated by the Company to pursue a possible business combination or other sale transaction may require management to divert some of its focus from the day to day operations of the business. Additionally, the Company may not be able to retain key personnel, who may choose to leave the Company as a result of the uncertainty created by the formal process. The diversion of management focus from the day to day operations of the business or the loss of key personnel could have an adverse impact on the Company’s results of operations.

The Company’s shareholders may not be able to effect a change in control.

The articles of incorporation and bylaws of the Company and the partnership agreement of the Operating Partnership contain a number of provisions that could delay, defer or prevent a transaction or a change in control that might involve a premium price for the Company’s shareholders or otherwise be in their best interests, including the following:

Preferred shares.  The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000,000 shares of preferred stock, of which 2,900,000 were outstanding as of December 31, 2007. The board of directors has the authority, without the approval of the shareholders, to issue additional shares of preferred stock and to establish the preferences and rights of such shares. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company, even if a change of control were in the shareholders’ interest.

Consent Rights of the Unitholders.  Under the partnership agreement of the Operating Partnership, the Company may not merge or consolidate with another entity unless the merger includes the merger of the Operating Partnership, which requires the approval of the holders of a majority of the outstanding units of the Operating Partnership. If the Company were to ever hold less than a majority of the units, this voting requirement might limit the possibility for an acquisition or a change of control.

Ownership Limit.  One of the requirements for maintenance of the Company’s qualification as a REIT for federal income tax purposes is that no more than 50% in value of its outstanding capital stock may be owned by five or fewer individuals, including entities specified in the Internal Revenue Code, during the last half of any taxable year. To facilitate maintenance of its qualification as a REIT for federal income tax purposes, the ownership limit under the Company’s articles of incorporation prohibits ownership, directly or by virtue of the attribution provisions of the Internal Revenue Code, by any person or persons acting as a group of more than 6.0% of the issued and outstanding shares of the Company’s common stock, subject to certain exceptions, including an exception for shares of common stock held by Mr. John A. Williams and Mr. John T. Glover, the Company’s former chairman and former vice chairman, respectively, and certain investors for which the Company has waived the ownership limit. Together, these limitations are referred to as the “ownership limit.” Further, the Company’s articles of incorporation include provisions allowing it to stop transfers of and redeem its shares that are intended to assist the Company in complying with these requirements. While the Company has committed that it will not utilize the ownership limit in its articles of incorporation as an anti-takeover device, these provisions could still deter, delay or defer someone from taking control of the Company.

Terrorist attacks and the possibility of wider armed conflict may have an adverse effect on the Company’s business and operating results and could decrease the value of the Company’s assets.

Terrorist attacks and other acts of violence or war could have a material adverse effect on the Company’s business and operating results. Attacks or armed conflicts that directly impact one or more of the Company’s apartment communities could significantly affect the Company’s ability to operate those communities and thereby impair its ability to achieve the Company’s expected results. Further, the Company’s insurance coverage may not cover any losses caused by a terrorist attack. In addition, the adverse effects that such violent acts and threats of future attacks could have on the U.S. economy could similarly have a material adverse effect on the Company’s business and results of operations. Finally, if the United States enters into and remains engaged in a wider armed conflict, the Company’s business and operating results could be adversely effected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

Post Properties, Inc.
Post Apartment Homes, L.P.

ITEM 2.	PROPERTIES

At December 31, 2007, the Company owned 57 Post® multifamily apartment communities, including five communities held in unconsolidated entities and one community and a portion of another community that were in lease-up at December 31, 2007. These communities are summarized below by metropolitan area.

Metropolitan Area	Communities	# of Units	% of Total

Atlanta, GA	21	8,493	41.3%
Dallas, TX	13	3,939	19.2%
Greater Washington, D.C.	7	2,538	12.3%
Tampa, FL	4	2,111	10.3%
Charlotte, NC	4	1,388	6.8%
Houston, TX	2	837	4.1%
Orlando, FL	2	595	2.9%
New York, NY	2	337	1.6%
Austin, TX	2	308	1.5%

	57	20,546	100.0%

Thirty-five of the communities have in excess of 300 apartment units, with the largest community having a total of 1,334 apartment units. The average age of the communities is approximately 9.8 years. The average economic occupancy rate was 94.7% for the years ended December 31, 2007 and 2006 and the average monthly rental rate per apartment unit was $1,245 and $1,187, respectively, for the 43 communities stabilized for each of the years ended December 31, 2007 and 2006. See “Selected Financial Information.”

At December 31, 2007, the Company also had 2,032 apartment units in six communities under construction.

At December 31, 2007, the Company is also developing and selling four ground-up condominium projects, consisting of 535 homes (including 137 units in one community held in an unconsolidated entity). The Company is also converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary, at December 31, 2007.

Post Properties, Inc.
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

				December 2007	2007
				Average	Average
		Year	No. of	Rental Rates	Economic
Communities	Location(1)	Completed	Units	Per Unit	Occupancy(2)

Georgia
Post Biltmoretm(3)	Atlanta	2001	276	$1,169	97.2%
Post Briarclifftm	Atlanta	1999	688	1,148	95.3%
Post Brookhaven®	Atlanta	1990-1992(4)	735	991	95.6%
Post Chastain®(7)	Atlanta	1990	558	1,115	78.7%
Post Collier Hills®(3)	Atlanta	1997	396	1,028	96.4%
Post Crest®(3)	Atlanta	1996	410	1,045	95.1%
Post Crossing®	Atlanta	1995	354	1,076	95.1%
Post Dunwoody®	Atlanta	1989-1996(4)	530	1,017	95.2%
Post Gardens®	Atlanta	1998	397	1,168	94.0%
Post Glen®	Atlanta	1997	314	1,160	94.5%
Post Lenox Park®	Atlanta	1995	206	1,076	93.7%
Post Lindbergh®(3)	Atlanta	1998	396	1,084	97.1%
Post Oglethorpe®	Atlanta	1994	250	1,291	93.9%
Post Parksidetm	Atlanta	2000	188	1,364	96.6%
Post Peachtree Hills®	Atlanta	1992-1994(4)	300	1,096	95.9%
Post Renaissance®(5)	Atlanta	1992-1994(4)	342	1,055	96.4%
Post Ridge®	Atlanta	1998	434	1,067	95.7%
Post Riverside®	Atlanta	1998	523	1,412	93.2%
Post Springtm	Atlanta	2000	452	1,017	96.6%
Post Stratfordtm(5)	Atlanta	2000	250	1,162	91.7%
Post Woods®	Atlanta	1977-1983(4)	494	927	96.7%

Subtotal/Average — Georgia			8,493	$1,104	94.1%

Texas
Post Abbeytm	Dallas	1996	34	$1,915	92.6%
Post Addison Circletm	Dallas	1998-2000(4)	1,334	1,007	94.6%
Post Barton Creektm	Austin	1998	160	1,431	98.2%
Post Cole’s Cornertm	Dallas	1998	186	1,086	96.3%
Post Gallerytm	Dallas	1999	34	3,025	89.6%
Post Heightstm	Dallas	1998-1999(4)	368	1,143	94.5%
Post Legacy	Dallas	2000	384	976	96.6%
Post Meridiantm	Dallas	1991	133	1,167	93.8%
Post Midtown Square®	Houston	1999-2000(4)	529	1,120	93.8%
Post Park Mesatm	Austin	1992	148	1,194	93.7%
Post Rice Loftstm(5)	Houston	1998	308	1,381	92.7%
Post Squaretm	Dallas	1996	218	1,206	95.9%
Post Uptown Villagetm	Dallas	1995-2000(4)	496	973	95.6%
Post Vineyardtm	Dallas	1996	116	1,071	96.3%
Post Vintagetm	Dallas	1993	161	1,043	94.6%
Post Wilson Buildingtm(5)	Dallas	1999	143	1,242	93.7%
Post Worthingtontm(7)	Dallas	1993	332	1,387	84.6%

Subtotal/Average — Texas			5,084	$1,134	93.9%

Post Properties, Inc.
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

				December 2007	2007
				Average	Average
		Year	No. of	Rental Rates	Economic
Communities	Location(1)	Completed	Units	Per Unit	Occupancy(2)

Florida
Post Bay at Rocky Pointtm(6)	Tampa	1997	150	$1,475	N/A
Post Harbour Placetm	Tampa	1999-2002(4)	578	1,418	93.6%
Post Hyde Park®(6)	Tampa	1996-2008	467	1,361	N/A
Post Lake® at Baldwin Park(6)	Orlando	2004-2007	350	1,526	N/A
Post Parksidetm	Orlando	1999	245	1,449	93.6%
Post Rocky Point®	Tampa	1996-1998(4)	916	1,200	92.9%

Subtotal/Average — Florida			2,706	$1,365	93.3%

North Carolina
Post Ballantyne	Charlotte	2004	323	$1,112	92.9%
Post Gateway Placetm	Charlotte	2000	436	1,137	94.9%
Post Park at Phillips Place®	Charlotte	1998	402	1,335	93.4%
Post Uptown Placetm	Charlotte	2000	227	1,182	95.0%

Subtotal/Average — North Carolina			1,388	$1,196	94.0%

Greater Washington, D.C.
Post Carlyle Squaretm(6)	D.C.	2006	205	$2,145	N/A
Post Corners at Trinity Centre	Fairfax Co., VA	1996	336	1,446	94.8%
Post Fallsgrove	Rockville, MD	2003	361	1,595	94.3%
Post Forest®	Fairfax Co., VA	1990	364	1,395	95.0%
Post Massachusetts Avenue tm(3)	D.C.	2002	269	2,597	92.8%
Post Pentagon Row tm(5)	Arlington Co., VA	2001	504	2,218	94.5%
Post Tysons Corner tm	Fairfax Co., VA	1990	499	1,626	94.0%

Subtotal/Average — Washington, D.C.			2,538	$1,830	94.2%

New York
Post Luminaria tm	New York	2002	138	$3,754	94.8%
Post Toscana tm	New York	2003	199	3,970	96.4%

Subtotal/Average — New York			337	$3,881	95.8%

Total			20,546	$1,289	94.1%

(1)	Refers to greater metropolitan areas of cities indicated.
(2)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3)	These communities are owned in unconsolidated entities.
(4)	These dates represent the respective completion dates for multiple phases of a community.
(5)	The Company has a leasehold interest in the land underlying these communities.
(6)	During 2007, these communities, or portions thereof, were in lease-up and, therefore, the average economic occupancy information for these communities is not included above.
(7)	These communities are undergoing rehabilitation.

Post Properties, Inc.
Post Apartment Homes, L.P.

ITEM 3.	LEGAL PROCEEDINGS

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery is being conducted by both parties. On October 29, 2007, the court granted, in part, ERC’s motion to amend the scheduling order and expand the time permitted for discovery and filing of dispositive motions. As a result, the cutoff for fact discovery was extended to February 29, 2008 with the end of all briefing on dispositive motions set for August 11, 2008. On January 29, 2008, the Operating Partnership and ERC agreed to an extension of discovery dates to accommodate further depositions and inspections. Under the agreement, which must be approved by the court, fact discovery will be completed by April 30, 2008, expert discovery will be completed by August 29, 2008, and summary judgment briefing will be completed by November 10, 2008. No trial date has been set. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions as of February 15, 2008 are as follows:

NAME	POSITIONS AND OFFICES HELD

David P. Stockert	President and Chief Executive Officer
Thomas D. Senkbeil	Executive Vice President and Chief Investment Officer
Thomas L. Wilkes	Executive Vice President and President, Post Apartment Management
Christopher J. Papa	Executive Vice President and Chief Financial Officer
Sherry W. Cohen	Executive Vice President and Corporate Secretary
Arthur J. Quirk	Senior Vice President and Chief Accounting Officer

The following is a biographical summary of the experience of the executive officers of the Company:

David P. Stockert.  Mr. Stockert is the President and Chief Executive Officer of the Company. Mr. Stockert has been the Chief Executive Officer since July 2002. From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley). Mr. Stockert is 45 years old.

Thomas D. Senkbeil.  Mr. Senkbeil has been an Executive Vice President and Chief Investment Officer of the Company since June 2003. From July 2000 to December 2002, Mr. Senkbeil was President and Chief Operating Officer of Carter & Associates, a leading regional full-service real estate firm, overseeing the daily operation of Carter’s four business units: Brokerage, Corporate Real Estate Services, Development, and Property Management and Leasing. Prior to joining Carter & Associates, Mr. Senkbeil was Chief Investment Officer and a member of the board of directors at Duke Realty Corporation and its predecessor, Weeks Corporation, from June 1992 to July 2000. Mr. Senkbeil is 58 years old.

Post Properties, Inc.
Post Apartment Homes, L.P.

Thomas L. Wilkes.  Mr. Wilkes has been an Executive Vice President and President of Post Apartment Management since January 2001. From October 1997 through December 2000, he was an Executive Vice President and Director of Operations for Post Apartment Management responsible for the operations of Post communities in the Western United States. Mr. Wilkes was a Senior Vice President of Columbus Realty Trust from December 1993 through October 1997. Mr. Wilkes served as President of CRH Management Company, a member of the Columbus Group, from its formation in October 1990 to December 1993. Mr. Wilkes is a Certified Property Manager. Mr. Wilkes is 48 years old.

Christopher J. Papa.  Mr. Papa has been an Executive Vice President and Chief Financial Officer of the Company since December 2003. Prior to joining the Company, he was an audit partner at BDO Seidman, LLP from June 2003 to November 2003, the Chief Financial Officer at Plast-O-Matic Valves, Inc., a privately-held company, from June 2002 to June 2003, and until June 2002, an audit partner at Arthur Andersen LLP where he was employed for over 10 years. Mr. Papa is a Certified Public Accountant. Mr. Papa is 42 years old.

Sherry W. Cohen.  Ms. Cohen has been with the Company for twenty-three years. Since October 1997, she has been an Executive Vice President of the Company responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen has also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 53 years old.

Arthur J. Quirk.  Mr. Quirk has been a Senior Vice President and Chief Accounting Officer of the Company since January 2003. Mr. Quirk served as the Company’s Vice President and Chief Accounting Officer from March 2001 to December 2002. From July 1999 to March 2001, Mr. Quirk was Vice President and Controller of Duke Realty Corporation, a publicly traded real estate company. From December 1994 to July 1999, Mr. Quirk was the Vice President and Controller of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. Mr. Quirk is a Certified Public Accountant. Mr. Quirk is 49 years old.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (In thousands, except per share and shareholder/unitholder amounts)

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “PPS.” The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

			Dividends
Quarter	High	Low	Declared

2006
First Quarter	$48.00	$39.69	$0.45
Second Quarter	46.32	40.88	0.45
Third Quarter	48.74	44.90	0.45
Fourth Quarter	50.47	44.46	0.45
2007
First Quarter	$49.25	$43.88	$0.45
Second Quarter	55.90	44.24	0.45
Third Quarter	53.37	36.25	0.45
Fourth Quarter	43.97	33.67	0.45

On February 15, 2008, the Company had 1,521 common shareholders of record and 43,923 shares of common stock outstanding.

The Company pays regular quarterly dividends to holders of shares of its common stock. Future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended and other factors that the board of directors deems relevant. For a discussion of the Company’s credit agreements and their restrictions on dividend payments, see note 4 to the consolidated financial statements.

Post Properties, Inc.
Post Apartment Homes, L.P.

During 2007, the Company did not sell any unregistered securities.

There is no established public trading market for the Common Units. On February 15, 2008, the Operating Partnership had 48 holders of record of Common Units and 470 Common Units outstanding, excluding the 43,923 of Common Units owned by the Company.

For each quarter during 2007 and 2006, the Operating Partnership paid a cash distribution to holders of Common Units equal in amount to the dividends paid on the Company’s common stock for such quarter.

During 2007, the Operating Partnership did not sell any unregistered securities.

In the fourth quarter of 2006, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2008. During the first quarter 2007, the Company repurchased 83 shares of common stock totaling approximately $3,694 at an average price of $44.61 under this program. The following table summarizes the Company’s purchases of its equity securities in the three months ended December 31, 2007 (in thousands, except per share amounts).

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
	Total Number of	Average Price	Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs

October 1, 2007 to October 31, 2007	—	$—	—	$196,300
November 1, 2007 to November 30, 2007	—	—	—	196,300
December 1, 2007 to December 31, 2007	—	—	—	196,300

Total	—	$—	—	$196,300

Post Properties, Inc.
Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA

Post Properties, Inc.
(In thousands, except per share and apartment unit data)

	Year Ended December 31,
	2007	2006	2005	2004	2003

STATEMENT OF OPERATIONS DATA
Revenues
Rental	$290,975	$274,731	$257,141	$243,965	$230,677
Other	16,567	16,814	15,130	14,569	13,052

Total revenues	$307,542	$291,545	$272,271	$258,534	$243,729

Income (loss) from continuing operations(1)	$114,163	$29,255	$3,330	$(31,578)	$(32,812)
Income from discontinued operations(2)	64,536	72,214	138,618	119,797	46,968

Net income	178,699	101,469	141,948	88,219	14,156
Dividends to preferred shareholders	(7,637)	(7,637)	(7,637)	(8,325)	(11,449)
Redemption costs on preferred stock and units	—	—	—	(3,526)	—

Net income available to common shareholders	$171,062	$93,832	$134,311	$76,368	$2,707

PER COMMON SHARE DATA
Income (loss) from continuing operations (net of preferred dividends and redemption costs) — basic	$2.45	$0.50	$(0.11)	$(1.09)	$(1.17)
Income from discontinued operations — basic	1.48	1.69	3.45	3.01	1.25
Net income available to common shareholders — basic	3.93	2.19	3.34	1.92	0.07
Income (loss) from continuing operations (net of preferred dividends and redemption costs) — diluted	$2.41	$0.50	$(0.11)	$(1.09)	$(1.17)
Income from discontinued operations — diluted	1.46	1.66	3.45	3.01	1.25
Net income available to common shareholders — diluted	3.88	2.15	3.34	1.92	0.07
Dividends declared	1.80	1.80	1.80	1.80	1.80
Weighted average common shares outstanding — basic	43,491	42,812	40,217	39,777	37,688
Weighted average common shares outstanding — diluted	44,129	43,594	40,217	39,777	37,688

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,677,869	$2,580,092	$2,416,335	$2,502,418	$2,596,376
Real estate, net of accumulated depreciation	2,111,612	2,028,580	1,899,381	1,977,719	2,085,517
Total assets	2,268,141	2,116,647	1,981,454	2,053,842	2,215,451
Total indebtedness	1,059,066	1,033,779	980,615	1,129,478	1,186,322
Shareholders’ equity	1,058,505	956,454	881,009	788,070	796,526

OTHER DATA
Cash flow provided by (used in):
Operating activities	$97,644	$94,326	$86,761	$79,105	$91,549
Investing activities	(27,876)	(104,464)	70,293	131,873	234,195
Financing activities	(61,874)	7,391	(150,767)	(212,189)	(330,800)
Total stabilized communities (at end of period)	54	55	57	65	70
Total stabilized apartment units (at end of period)	19,404	20,019	21,237	24,700	27,613
Average economic occupancy (fully stabilized communities)(3)	94.7%	94.7%	94.5%	93.5%	91.9%

(1)	Income (loss) from continuing operations in 2007 included gains on the sale of partial interests of three communities totaling approximately $81,268. Income (loss) from continuing operations in 2006 included final proceeds of $325 related to the sale of a technology investment, non-cash income of $1,655 relating to the mark-to-market of an interest rate swap arrangement, a gain on the sale of marketable securities of $573 and a gain on the sale of a land parcel of $503. Income (loss) from continuing operations in 2005 included a $5,267 gain on sale of technology investment and severance charges of $796. Income (loss) from continuing operations in 2004 included the impact of costs associated with the termination of a debt remarketing agreement (interest expense) and an early debt extinguishment loss totaling $14,626. Income (loss) from continuing operations in 2003 included the impact of severance and proxy costs totaling $26,737.
(2)	See note 2 to the consolidated financial statements for a discussion of discontinued operations.
(3)	Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.9%, 94.0%, 93.9%, 93.0% and 90.8% for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively). Net concessions were $1,150, $1,255, $947, $621 and $2,518 for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Employee discounts were $781, $765, $398, $442 and $535 for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.
Post Apartment Homes, L.P.

Post Apartment Homes, L.P.
(In thousands, except per unit and apartment unit data)

	Year Ended December 31,
	2007	2006	2005	2004	2003

STATEMENT OF OPERATIONS DATA
Revenues
Rental	$290,975	$274,731	$257,141	$243,965	$230,677
Other	16,567	16,814	15,130	14,569	13,052

Total revenues	$307,542	$291,545	$272,271	$258,534	$243,729

Income (loss) from continuing operations(1)	$115,654	$29,673	$3,104	$(30,743)	$(32,278)
Income from discontinued operations(2)	65,438	73,613	145,943	127,920	52,375

Net income	181,092	103,286	149,047	97,177	20,097
Distributions to preferred unitholders	(7,637)	(7,637)	(7,637)	(12,105)	(17,049)
Redemption costs on preferred units	—	—	—	(3,526)	—

Net income available to common unitholders	$173,455	$95,649	$141,410	$81,546	$3,048

PER COMMON UNIT DATA
Income (loss) from continuing operations (net of preferred distributions and redemption costs) — basic	$2.45	$0.50	$(0.11)	$(1.09)	$(1.17)
Income from discontinued operations — basic	1.48	1.69	3.45	3.01	1.24
Net income available to common unitholders — basic	3.93	2.19	3.34	1.92	0.07
Income (loss) from continuing operations (net of preferred distributions and redemption costs) — diluted	$2.41	$0.50	$(0.11)	$(1.09)	$(1.17)
Income from discontinued operations — diluted	1.46	1.66	3.45	3.01	1.24
Net income available to common unitholders — diluted	3.88	2.15	3.34	1.92	0.07
Distributions declared	1.80	1.80	1.80	1.80	1.80
Weighted average common units outstanding — basic	44,101	43,645	42,353	42,474	42,134
Weighted average common units outstanding — diluted	44,738	44,427	42,353	42,474	42,134

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,677,869	$2,580,092	$2,416,335	$2,502,418	$2,596,376
Real estate, net of accumulated depreciation	2,111,612	2,028,580	1,899,381	1,977,719	2,085,517
Total assets	2,268,141	2,116,647	1,981,454	2,053,842	2,215,451
Total indebtedness	1,059,066	1,033,779	980,615	1,129,478	1,186,322
Partners’ equity	1,068,859	970,511	907,773	831,411	928,935

OTHER DATA
Cash flow provided by (used in):
Operating activities	$97,644	$94,326	$86,761	$79,105	$91,549
Investing activities	(27,876)	(104,464)	70,293	131,873	234,195
Financing activities	(61,874)	7,391	(150,767)	(212,189)	(330,800)
Total stabilized communities (at end of period)	54	55	57	65	70
Total stabilized apartment units (at end of period)	19,404	20,019	21,237	24,700	27,613
Average economic occupancy (fully stabilized communities)(3)	94.7%	94.7%	94.5%	93.5%	91.9%

(1)	Income (loss) from continuing operations in 2007 included gains on the sale of partial interests of three communities totaling approximately $81,268. Income (loss) from continuing operations in 2006 included final proceeds of $325 related to the sale of a technology investment, non-cash income of $1,655 relating to the mark-to-market of an interest rate swap arrangement, a gain on the sale of marketable securities of $573 and a gain on the sale of a land parcel of $503. Income (loss) from continuing operations in 2005 included a $5,267 gain on sale of technology investment and severance charges of $796. Income (loss) from continuing operations in 2004 included the impact of costs associated with the termination of a debt remarketing agreement (interest expense) and an early debt extinguishment loss totaling $14,626. Income (loss) from continuing operations in 2003 included the impact of severance and proxy costs totaling $26,737.
(2)	See note 2 to the consolidated financial statements for a discussion of discontinued operations.
(3)	Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.9%, 94.0%, 93.9%, 93.0% and 90.8% for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively). Net concessions were $1,150, $1,255, $947, $621 and $2,518 for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. Employee discounts were $781, $765, $398, $442 and $535 for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.
Post Apartment Homes, L.P.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except apartment unit data)

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2007, the Company owned 22,578 apartment units in 63 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 2,266 apartment units in seven communities (and the expansion of one community) currently under construction and/or in lease-up. The Company is also developing and selling 535 for-sale condominium homes in four communities (including 137 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2007, approximately 41.3%, 19.2%, 12.3% and 10.3% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2007, the Company owned approximately 98.9% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 1.1% common minority interest in the Operating Partnership.

In the four year period prior to 2005, the multifamily apartment sector was adversely impacted by the supply of multifamily apartments outpacing demand, due primarily to the availability of capital and the low interest rate environment, demand for multifamily apartments that was adversely impacted by weakness in the overall U.S. economy and the job market, as well as increased rates of homeownership due primarily to historically low mortgage interest rates. In particular, the Sunbelt markets in which a substantial portion of the Company’s apartment communities are located were adversely impacted.

Beginning in 2005, the Company’s operating results benefited from improved fundamentals in the multifamily apartment market, due primarily to improved job growth and overall growth in the U.S. economy and job market, increasing mortgage interest rates and single-family housing prices which have decreased the affordability of housing, as well as moderation in the supply of new market-rate apartments in the primary markets and submarkets where the Company operates. In 2006 and 2007, the Company’s operating results continued to benefit from these improved fundamentals, although the rate of growth has moderated in 2007. This is evidenced by year over year increases in same store operating revenues and property net operating income (“NOI”) of 4.7% and 4.7%, respectively, in 2007 compared to 5.5% and 6.2%, respectively, in 2006 and 3.1% and 2.9%, respectively, in 2005. Some concerns have emerged recently relating to a slowdown in the overall U.S. housing market, attributable in part to continued concerns relating to the impact of rising mortgage delinquencies and tighter credit markets. The Company is forecasting continued moderation in the rate of growth of same store community revenues and NOI in 2008 as more fully discussed in the “Outlook” section below.

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

In this regard, the Company disposed of 3,047, 1,340 and 807 apartment units in 2005, 2006 and 2007, respectively, for aggregate gross proceeds of approximately $232,000, $175,000 and $91,800 in 2005, 2006 and 2007, respectively. In 2007, the Company also transferred three communities, containing 1,202 apartment units, to a newly formed unconsolidated entity, in which the Company retained a 25% interest. The 75% interest in these communities effectively sold to the institutional partner generated gross proceeds of approximately $136,200. During this same period, the Company

Post Properties, Inc.
Post Apartment Homes, L.P.

acquired 319, 819 and 350 apartment units for aggregate gross purchase prices of approximately $37,250, $152,000 and $74,000 in 2005, 2006 and 2007, respectively.

The Company also re-commenced development activities in late 2004 and the pace of new development began to accelerate in 2006. In 2006, the Company started for-rent apartment projects and one expansion containing 826 units and started an 85 unit for-sale condominium project. In 2007 and early 2008, the Company started for-rent apartment projects containing 1,290 units and started an additional 305 for-sale units at two condominium projects (one in an unconsolidated entity). The Company also expects to begin additional development projects in 2008 and 2009.

In early 2005, the Company entered the for-sale condominium housing market to exploit the strategic opportunity for Post to serve those consumers who are choosing to own, rather than rent, their home. As a result, the Company launched a new for-sale brand, Post Preferred Homestm, which serves as the unified marketing umbrella for the Company’s for-sale ventures, including developing new communities and converting existing apartment communities into upscale for-sale housing in several key markets.

In total, the Company has converted five apartment communities since 2005, initially consisting of 731 units (including one held in a joint venture), into for-sale condominium homes. As of the end of 2007, three of these condominium conversion projects were sold out. The other two projects, consisting of a 206-unit project in Tampa, FL and a 143-unit project in Houston, TX, had, on average, closed the sales of approximately 64% of their total units as of the end of 2007. In late 2006 and continuing into 2007, there was a softening in the condominium and single family housing markets due to increasing mortgage financing rates, increasing supplies of such assets, tighter credit standards and a significant slow down in the residential housing market in the U.S. Further, in the second half of 2007, the turbulence in weakening credit markets accelerated, resulting in a further decline in for-sale housing markets. As a result, the pace of condominium closings began to slow in the second half of 2006 with a further slowing in the second half of 2007. It is likely that closings will continue to be slow at these communities into 2008. There can be no assurance of the amount or pace of future for-sale condominium sales and closings. As discussed in Note 1 to the consolidated financial statement contained herein, the Company uses the relative sales value method to allocate costs and recognize profits from condominium projects. This method requires the Company to estimate its total condominium projects costs and profits each period. Should the Company adjust its estimates regarding costs and profits expected to be realized from its condominium projects in future periods, the Company may recognize losses in subsequent periods to reduce estimated profits previously recorded or may recognize impairment losses if the carrying value of these assets is not deemed recoverable.

Beginning in the second quarter of 2007, the Company also began closing condominium homes at two of its newly developed for-sale condominium projects, containing 230 homes. The Company expects closings at these communities to continue into 2008. As of January 28, 2008, the Company had seven condominium homes under contract and had closed 132 homes at these communities. As discussed above, the pace of sales activities and closings is expected to slow into 2008 at these communities. A significant portion of the condominium closings at these two communities resulted from contracts entered into prior to the third quarter of 2007 when credit standards tightened and markets increased in volatility resulting in a further slowing of the demand for for-sale housing. There can be no assurances that condominium homes under contract at these communities will close.

The Company’s expansion into for-sale condominium housing exposes the Company to new risks and challenges, which if they materialize, could have an adverse impact on the Company’s business, results of operations and financial condition. As of December 31, 2007, the Company had approximately $219,900 of total estimated capital cost (based on book value and including the Company’s investment in unconsolidated entities) committed to its for-sale condominium conversion and ground-up development projects, including projected development costs expected to be funded relating to 305 for-sale projects currently under construction. In addition, the Company also had, in the aggregate, approximately $154,617 of land held for future development and net investments in unconsolidated land entities as of December 31, 2007, of which a portion may be used to develop future for-sale condominium projects depending upon market conditions. There can be no assurance, however, that land held for future development will be used for such purposes or whether developments will actually commence. See “Risk Factors” elsewhere in this Form 10-K for a discussion of these and other Company risk factors.

The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 1.4%. 1.9% and 5.0% weighted average common minority interest in the Operating Partnership in 2007, 2006 and 2005, respectively. See the summary financial information in the section below titled, “Results of Operations.”

Post Properties, Inc.
Post Apartment Homes, L.P.

Possible Business Combination

On January 23, 2008 the Company announced that its Board of Directors has authorized management to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. The formal process was commenced by the Company immediately following the announcement and is continuing. There can be no assurance that the initiation of a formal process will result in any transaction leading to a business combination or other sale transaction.

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s anticipated performance for the year ending December 31, 2008 (including the Company’s assumptions for such performance and expected levels of costs and expenses to be incurred in 2008), anticipated apartment community sales in 2008 (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium homes, development of new for-sale condominium housing and the related sales of the for-sale condominium homes, anticipated future acquisition and development activities, accounting recognition and measurement of guarantees, anticipated refinancing and other new financing needs, the anticipated dividend level in 2008, the Company’s ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2 to 3 in this Annual Report on Form 10-K;
•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of financing and other factors;
•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;
•	The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;
•	The Company’s ability to obtain financing, enter into joint venture arrangements in relation to or self-fund the development or acquisition of additional apartment communities and for-sale condominium housing;
•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;
•	Uncertainties associated with the timing and amount of apartment community sales and the resulting gains/losses associated with such sales;
•	Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales;
•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
•	Uncertainties associated with environmental and other regulatory matters;
•	The effects of compliance with the Americans with Disabilities Act and the Fair Housing Act;
•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;
•	The progress and results of the Company’s formal process to pursue a potential sale or other business combination; and
•	Other factors, including the risk factors discussed on pages 8 to 16 in this Annual Report on Form 10-K.

Post Properties, Inc.
Post Apartment Homes, L.P.

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

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices and these accounting policies are discussed in note 1 to the Company’s consolidated financial statements. Also discussed in note 1 to the consolidated financial statements, there are new accounting pronouncements issued in 2007 and 2006 that may have an impact on future reported results. The potential impact of certain new pronouncements on the Company is discussed below and in the consolidated financial statements. As the Company is in the business of developing, owning and managing apartment communities and developing, converting and selling for-sale condominiums, its critical accounting policies, ones that are subject to significant management estimates and judgments, relate to cost capitalization, asset impairment evaluation and revenue and profit recognition of for-sale condominium activities.

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest capitalized to projects under development or construction can fluctuate significantly from year to year based on the level of projects under development or construction and to a lesser extent, changes in the weighted average interest rate used in the calculation. For the years ended December 31, 2007, 2006 and 2005, the Company capitalized interest totaling $11,801, $9,942 and $2,907, respectively. The increase in capitalized interest primarily relates to a significantly increased development pipeline over the last few years. The weighted average interest rates used in the calculation of the capitalized interest amounts ranged from 6.6% in 2007 to 6.5% in 2005 and, as a result, were not the primary driver of the changes in interest capitalization discussed above. In future periods, the Company anticipates an increase in development activity in three regional markets which will result in increased interest capitalization over 2007 levels. Aggregate interest capitalization is expected to increase in 2008 even as the average interest rate used in the calculation is expected to be substantially the same or slightly decrease compared to 2007. Due to the predominately fixed rate nature of the Company’s debt, future increases or decreases in short-term interest rates are not expected to have a significant impact on the weighted average interest rate used for interest capitalization purposes. Future increases in short-term and long-term interest rates over time would cause an increase in the weighted average rate used for capitalization and cause interest amounts capitalized to increase.

Internal personnel and associated costs are capitalized to the projects under development or construction based upon the effort associated with such projects. Over the past three years, the Company increased its development personnel in three regional geographic areas in anticipation of increased development activity in 2007 and in future periods. In 2007, 2006 and 2005, the Company expensed $7,063, $6,424 and $4,711, respectively, of development personnel and associated costs. If future development volume increases over 2007 levels, an additional portion of such costs may be capitalized to development projects.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). At December 31, 2007 and 2006, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. The Company believes the actual results of prior year dispositions have validated the Company’s methodology discussed herein. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record future impairment charges.

In 2005, the Company entered into the for-sale condominium business. At December 31, 2007, the Company is selling condominiums at two condominium conversion communities and at two newly developed communities completed in 2007. Under Statement of Financial Accounting Standards No. 66 (“SFAS No. 66”), the Company recognizes revenue and the resulting profit from condominium sales based on the relevant facts and circumstances associated with each condominium project. For condominium conversion projects, revenues are recognized upon the closing of each sale transaction (the “Completed Contract Method”), as all conditions for full profit recognition are generally met at the time

Post Properties, Inc.
Post Apartment Homes, L.P.

and the conversion construction periods are typically very short. In 2005 and 2006, all condominium sales were at condominium conversion projects. In 2007, sales occurred at both the condominium conversion and newly developed projects.

Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, project cost of sale allocations and profits are adjusted to reflect changes in the actual and estimated costs and estimated revenues of each project. Unexpected increases or decreases in estimated project revenues and project costs could cause future cost of sale and profit margin amounts recognized in the financial statements to be different than the amounts recognized in prior periods. As the Company continues to be active in the condominium business in future periods, changes in estimates of this nature could have a significant impact on reported future results from operations.

For newly developed condominiums, the Company evaluates the factors specified in SFAS No. 66 and the guidance provided by EITF Issue No. 06-8 (“EITF No. 06-8”) to determine the appropriate method of accounting for each project (either the “Percentage of Completion Method” or the “Completed Contract Method”). The factors used to determine the appropriate method are a determination of whether: the purchaser is legally committed to closing in the real estate contract; the construction of the project is beyond a preliminary phase; sufficient units have been contracted to ensure the project will not revert to a rental project; the aggregate project sale proceeds and costs can be reasonably estimated; and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66 and EITF No. 06-8. Under the Percentage of Completion Method, revenues and the associated profit would be recognized over the project construction period based on the ratio of total project costs incurred to estimated total project costs. The determination of the profit margins to be reported also requires an estimate of the estimated aggregate revenues to be generated from condominium sales. Increases in estimated revenues and decreases in estimated costs over time would lead to increased profit recognition in future periods. Likewise, decreases in estimated revenues and increases in estimated costs over time would lead to reductions in profit margins in future periods. Additionally, contracts terminated prior to closing under the Percentage of Completion Method would result in the reversal of previously recognized profits and such amounts could be material under market conditions that may lead to a general market value decline for condominiums.

In years prior to 2007, the Company determined that revenues, project cost of sales and the resulting profits at its two newly development condominium projects should be recorded under the Completed Contract Method, similar to the accounting for condominium conversion projects discussed above. This conclusion was based upon the determination that the initial and continuing cash investments received did not meet the requirements of SFAS No. 66 and EITF No. 06-8, as well as other factors. Additionally, the Company commenced the development of two new condominium projects in 2007 (one in an unconsolidated entity), one of which began entering into sales contracts (54 units, or 32% of the total, currently under contract). For the same considerations as the Company’s other newly developed projects, the Company determined that the revenues, costs and profits should be recorded under the Completed Contract Method.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Company’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria will be required to be adjusted on the implementation date. Additionally, FIN 48 requires additional disclosure regarding the nature and amount of uncertain tax positions, if any. The Company implemented FIN 48 on January 1, 2007 and the adoption did not have a material impact on the Company’s financial position and results of operations (see note 8 to the consolidated financial statements).

The Securities and Exchange Commission issued SAB No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in September 2006. SAB 108 requires that companies analyze the effect of financial statement misstatements on both their balance sheet and their income statement and contains guidance on correcting errors under this approach. The Company applied the guidance in SAB 108 on December 31, 2006 and, in accordance with the initial application provisions of SAB 108, adjusted retained earnings as of January 1, 2006. The adjustment was considered to be immaterial individually and in the aggregate in prior years based on the Company’s historical method of determining materiality. The application of SAB 108 resulted in a cumulative effect adjustment to record the prior period impact of accounting for two ground leases with scheduled rent increases on a straight-line basis during periods prior to January 1, 2005, and resulted in an increase in consolidated real estate assets of approximately $3,900, an increase in consolidated liabilities of approximately $8,800 and a decrease in consolidated equity of approximately $4,900 ($4,700 net of minority interest).

SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort

Post Properties, Inc.
Post Apartment Homes, L.P.

to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value are also required. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position and results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” was issued in February 2007. SFAS No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Company on January 1, 2008. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on the Company’s financial position and results of operations.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 160 on the Company’s financial position and results of operations.

SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R will replace SFAS No. 141 on the date it becomes effective. SFAS No. 141R will require 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R will lead to the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. SFAS No. 141R is effective for the Company on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 141R on the Company’s financial position and results of operations.

Results of Operations

The following discussion of results of operations should be read in conjunction with the consolidated statements of operations, the accompanying selected financial data and the community operations/segment performance information included below.

The Company’s revenues and earnings from continuing operations are generated primarily from the operation of its apartment communities. For purposes of evaluating comparative operating performance, the Company categorizes its operating apartment communities based on the period each community reaches stabilized occupancy. The Company generally considers a community to have achieved stabilized occupancy on the earlier to occur of (1) attainment of 95% physical occupancy on the first day of any month or (2) one year after completion of construction.

For the year ended December 31, 2007, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 43 communities that were completed and stabilized for all of the current and prior year, (2) portions of two communities that are being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1 to the consolidated financial statements), (3) four operating communities that were acquired in 2007 and 2006, and (4) nine communities in development, rehabilitation and lease-up. These operating segments exclude the operations of apartment communities classified as discontinued operations, condominium conversion communities classified as discontinued operations and apartment communities held in unconsolidated entities for the years presented.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficits for the years ended December 31, 2007 and 2006 was approximately $1,853 and $460, respectively. There was no lease-up deficit in 2005, as no communities were in the lease-up stage.

In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other revenues, property operating and maintenance expenses (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to net operating income. Net operating income is reconciled

Post Properties, Inc.
Post Apartment Homes, L.P.

to GAAP net income in the financial information accompanying the tables. The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for the years ended December 31, 2007 and 2006 is summarized as follows:

	Year Ended December 31,
	2007	2006	% Change

Rental and other property revenues
Fully stabilized communities(1)	$244,537	$233,637	4.7%
Development, rehabilitation and lease-up communities	14,972	9,545	56.9%
Condominium conversion and other communities(2)	9,810	17,281	(43.2)%
Acquired communities(3)	13,760	7,027	95.8%
Other property segments(4)	23,861	23,653	0.9%

	306,940	291,143	5.4%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities(1)	92,337	88,291	4.6%
Development, rehabilitation and lease-up communities	8,064	5,291	52.4%
Condominium conversion and other communities(2)	4,353	7,470	(41.7)%
Acquired communities(3)	5,504	3,098	77.7%
Other property segments, including corporate management expenses(5)	30,884	29,340	5.3%

	141,142	133,490	5.7%

Property net operating income(6)	$165,798	$157,653	5.2%

Capital expenditures(7)(8)
Annually recurring:
Carpet	$3,334	$3,718	(10.3)%
Other	7,301	6,307	15.8%

Total	$10,635	$10,025	6.1%

Periodically recurring	$8,422	$5,698	47.8%

Average apartment units in service	18,889	18,839	0.3%

(1)	Communities which reached stabilization prior to January 1, 2006.
(2)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 and communities converted to joint venture ownership in 2007.
(3)	Operating communities acquired subsequent to January 1, 2006.
(4)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $602 and $402 for the years ended December 31, 2007 and 2006, respectively.
(5)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance.

Post Properties, Inc.
Post Apartment Homes, L.P.

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	December 31,
	2007	2006

Total same store NOI	$152,200	$145,346
Property NOI from other operating segments	13,598	12,307

Consolidated property NOI	165,798	157,653

Add (subtract):
Interest income	822	1,261
Other revenues	602	402
Minority interest in consolidated property partnerships	(1,857)	(257)
Depreciation	(66,371)	(65,687)
Interest expense	(52,116)	(52,533)
Amortization of deferred financing costs	(3,297)	(3,526)
General and administrative	(21,337)	(18,502)
Investment and development	(7,063)	(6,424)
Gains on sales of real estate assets, net	100,015	12,881
Equity in income of unconsolidated real estate entities	1,556	1,813
Other income (expense)	(1,098)	2,592
Minority interest of common unitholders	(1,491)	(418)

Income from continuing operations	114,163	29,255
Income from discontinued operations	64,536	72,214

Net income	$178,699	$101,469

(7)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.
(8)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Year Ended December 31,
	2007	2006

Annually recurring capital expenditures
Continuing operations	$10,635	$10,025
Discontinued operations	475	1,120

Total annually recurring capital expenditures per statements of cash flows	$11,110	$11,145

Periodically recurring capital expenditures
Continuing operations	$8,422	$5,698
Discontinued operations	29	266

Total periodically recurring capital expenditures per statements of cash flows	$8,451	$5,964

The Operating Partnership reported net income available to common unitholders of $173,455 and $95,649 for the years ended December 31, 2007 and 2006, respectively, and the Company reported net income available to common shareholders of $171,062 and $93,832 for the years ended December 31, 2007 and 2006, respectively. The increase in net income in 2007, compared to 2006, primarily reflected increased gains on sales of real estate assets in 2007 resulting from gains on land sales of $5,186, gains on sale of three apartment communities of $62,407 and gains on the sale of a 75% interest in three apartment communities of $81,268 in 2007 compared to gains on the sale of three apartment communities of $68,324 and land sale gains of $503 in 2006. The improved operating performance of the Company’s stabilized communities, offset somewhat by reduced other income, also contributed to increased net income between periods. These items are discussed in more detail in the sections below.

Rental and other revenues from property operations increased $15,797 or 5.4% from 2006 to 2007 primarily due to increased revenues from the Company’s fully stabilized communities of $10,900 or 4.7%, increased revenues of $5,427 from development, rehabilitation and lease-up communities and increased revenues from acquired communities of $6,733, offset by reduced revenues from condominium conversion and other communities of $7,471. The revenue increase from fully stabilized communities is discussed more fully below. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of two communities in 2007. The revenue increase from acquired communities reflects the Company’s acquisition of two communities in March 2006, one community in July 2006 and one community in July 2007. The revenue decrease from condominium conversion and other communities reflects the reduction of leased units as units were vacated for conversion and sale throughout 2006 and 2007 and due primarily to the transfer and sale of a 75% interest in three communities to an unconsolidated entity in 2007. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $7,652 or 5.7% primarily due

Post Properties, Inc.
Post Apartment Homes, L.P.

to increases from acquisition communities of $2,407, from fully stabilized communities of $4,046 or 4.6% and from development, rehabilitation and lease-up communities of $2,773 between periods, offset by reduced expenses from condominium conversion and other communities of $3,115. The expense increase from acquisition communities reflects a full year of expenses in 2007 from communities acquired in 2006 and five months of expenses from one community acquired in the third quarter of 2007. The expense increase from development, rehabilitation and lease-up communities primarily reflects expenses associated with the lease-up of two communities in 2007. The expense increase from stabilized communities is discussed below. The expense decrease from condominium conversion and other communities primarily reflects the reduced expenses from the transfer and sale of a 75% interest in three communities to an unconsolidated entity in 2007.

In 2007, gains on sales of real estate assets in continuing operations included gains of $5,186 from the sale of three land sites and gains of $81,268 from the transfer of a 75% interest in three communities into a newly formed unconsolidated entity, in which the Company retained a 25% interest. Gains on sales of real estate assets in discontinued operations represented gains of $62,407 from the sale of three apartment communities, containing 807 apartment units. In 2006, gains on sales of real estate assets in continuing operations included a gain of $503 from the sale of a land site. Gains on sales of real estate assets in discontinued operations represented gains of $68,324 from the sale of three apartment communities, containing 1,340 units. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund new development and acquisition activities. The Company may also enter into additional joint venture arrangements in future periods.

In 2007 and 2006, gains on sales of real estate assets also included net gains from condominium sales activities of $13,945 and $12,603, respectively. Net condominium gains of $13,561 and $12,378 for 2007 and 2006, respectively, were included in continuing operations. The increase in aggregate condominium gains between periods primarily reflects the volume, timing and mix of condominium closings. In 2007 and 2006, the Company closed 235 and 219 units, respectively, at wholly owned development and conversion communities. The sales of condominiums in 2006 at condominium conversion communities generated higher profit margins than sales at newly developed communities due to the accumulated depreciation recorded at such communities prior to their conversion into condominiums. Aggregate condominium sales (including those reported in discontinued operations) generated gross proceeds of $78,018 in 2007 and $40,686 in 2006. Approximately 129 unit closings in 2007 occurred at newly developed communities which began closings in the second quarter of 2007. The majority of these contracts were entered into in prior years. The Company expects gains on sales of real estate assets at the Company’s condominium development and conversion communities to continue at a slow pace in 2008 as the backlog of condominiums under contract is lower than in previous quarters and due to the further tightening of credit market conditions in an already slow for-sale housing market.

Depreciation expense increased $684, or 1.0% from 2006 to 2007 primarily due to depreciation expense of $2,603 related to development and lease-up communities as apartment units were placed in service in late 2006 and the first half of 2007, $1,742 related to properties acquired in 2006 and 2007 and approximately $466 of accelerated depreciation related to the retirement of six apartment units and certain enclosed garages at a Florida community to accommodate the expansion of the community in 2007. These increases were offset by reduced depreciation between periods at fully stabilized communities of $3,254 resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2006 and due to reduced depreciation of $957 from three communities contributed to an unconsolidated joint venture in 2007.

General and administrative expenses increased $2,835, or 15.3%, from 2006 to 2007 primarily due to higher compensation costs, higher business and charitable contribution expenses, higher legal expenses and higher corporate technology expenses. The increase in compensation costs in 2007 of $1,790 reflected annual compensation increases, increased personnel costs associated with internalizing certain compliance activities and increased incentive awards to management. Approximately $100 of this increase reflects the one-time favorable adjustment in 2006 relating to the implementation of SFAS 123R (stock-based compensation). Business and charitable contributions increased by $354 in 2007 due to the timing and mix of the commitments between years. Legal expenses increased by $255 due to litigation costs associated with the ERC lawsuit which began in the fourth quarter of 2006 and due to a legal expense recovery of approximately $179 in 2006 related to prior year shareholder litigation. The increase in technology expenses of $108 primarily reflects higher consulting and other costs associated with the implementation of enhanced corporate systems and technology support services as well as the timing of such consulting and project expenditures between years. In addition, the Company recorded additional severance charges of $283 in 2007 related to increased accruals of prior year severance arrangements.

Investment and development expenses increased $639 or 9.9% from 2006 and 2007. In 2007, the Company’s development personnel and other costs increased $1,938 over 2006 (exclusive of the specific expense components discussed herein), as

Post Properties, Inc.
Post Apartment Homes, L.P.

the Company continued to grow its development pipeline in three regional markets, due to severance charges of approximately $426 relating to development personnel departures in 2007 as well as $444 of write-offs of costs associated with certain abandoned projects. These cost increases were offset by $2,169 of increased capitalization of development personnel to increasing development activity commencing in 2006 and continuing into 2007.

Interest expense included in continuing operations decreased $417 or 1.0% from 2006 to 2007. The decreased expense amounts between periods primarily reflected increased interest capitalization on the Company’s development projects of $1,859 between periods offset somewhat by higher interest expense on higher average debt levels due to increased development activity between years, increased development land acquisition activity in 2006 and 2007 and an apartment acquisition in 2007. Interest expense included in discontinued operations decreased from $4,189 in 2006 to $1,517 in 2007 primarily due to interest expense associated with three communities sold in the second half of 2006 and three communities sold in 2007.

Equity in income of unconsolidated real estate entities decreased $257 or 14.2% from 2006 to 2007. The decrease was primarily due to reduced net gains from condominium sales and reduced net operating income in 2007 at the unconsolidated entity that was converting its apartment community into condominiums, as it completed the sell out of its remaining units in 2007. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.

Other income (expense) in 2007 included expenses associated with estimated state franchise and other income taxes. Franchise taxes are associated with new margin-based taxes in Texas that are effective in 2007. In 2006, other income (expense) primarily included a gain on the sale of marketable securities of $573, an additional gain on sale of the Company’s prior year investment in Rent.com of $325 resulting in the receipt of previously escrowed proceeds under the prior year sale and net mark-to-market derivative gains of $1,655.

Annually recurring and periodically recurring capital expenditures from continuing operations increased $3,334 or 21.2% from 2006 to 2007. The increase in annually recurring capital expenditures of $610 primarily reflects higher leasing office and model upgrade expenditures in 2007. The increase in periodically recurring capital expenditures of $2,724 primarily reflects increased costs associated with access upgrades at several communities and access upgrades and other non-revenue generating capital expenditures (principally new roofs and HVAC system upgrades) incurred in conjunction with the Company’s rehabilitation of two communities, offset by decreased tenant improvements at the Company’s office and retail properties due to the timing of large tenant improvements in 2006.

Fully Stabilized (Same Store) Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and classified as held for sale, communities under rehabilitation and communities converted to joint venture ownership in 2007. For the 2007 to 2006 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2006. This portfolio consisted of 43 communities with 16,308 units, including 16 communities with 6,457 units (39.6%) located in Atlanta, Georgia, 11 communities with 3,464 units (21.2%) located in Dallas, Texas, 3 communities with 1,877 units (11.5%) located in Tampa, Florida, 4 communities with 1,703 units (10.4%) located in the greater Washington D.C. metropolitan area,

Post Properties, Inc.
Post Apartment Homes, L.P.

4 communities with 1,388 units (8.5%) located in Charlotte, North Carolina and 5 communities with 1,419 units (8.8%) located in other markets. The operating performance of these communities is summarized as follows:

	Year Ended December 31,
	2007	2006	% Change

Rental and other revenues	$244,537	$233,637	4.7%
Property operating and maintenance expenses (excluding depreciation and amortization)	92,337	88,291	4.6%

Same store net operating income(1)	$152,200	$145,346	4.7%

Capital expenditures(2)
Annually recurring:
Carpet	$3,014	$3,315	(9.1)%
Other	5,259	5,239	0.4%

Total annually recurring	8,273	8,554	(3.3)%
Periodically recurring	4,543	2,633	72.5%

Total capital expenditures (A)	$12,816	$11,187	14.6%

Total capital expenditures per unit (A ÷ 16,308 units)	$786	$686	14.6%

Average economic occupancy(3)	94.7%	94.7%	0.0%

Average monthly rental rate per unit(4)	$1,245	$1,187	4.9%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 32 for a reconciliation of net operating income for stabilized communities to GAAP net income.

(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year Ended December 31,
	2007	2006

Annually recurring capital expenditures by operating segment
Same store	$8,273	$8,554
Development, rehabilitation and lease-up	809	503
Condominium conversion and other	731	569
Acquired	519	213
Other segments	778	1,306

Total annually recurring capital expenditures per statements of cash flows	$11,110	$11,145

Periodically recurring capital expenditures by operating segment
Same store	$4,543	$2,633
Development, rehabilitation and lease-up	2,660	702
Condominium conversion and other	758	147
Acquired	21	5
Other segments	469	2,477

Total periodically recurring capital expenditures per statements of cash flows	$8,451	$5,964

The Company uses same store annually recurring and periodically recurring capital expenditures as cash flow measures. Same store annually recurring and periodically recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, condominium conversion communities, lease-up communities, and sold communities in addition to same store information. Therefore, the Company believes that it’s presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures are the lines on the Company’s consolidated statements of cash flows entitled “annually recurring capital expenditures” and “periodically recurring capital expenditures.”

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 93.9% and 93.8% for the years ended December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, net concessions were $1,149 and $1,337, respectively, and employee discounts were $781 and $733, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Post Properties, Inc.
Post Apartment Homes, L.P.

Rental and other property revenues increased $10,900 or 4.7% from 2007 to 2006. This increase resulted primarily from a 4.9% increase in the average monthly rental rate per apartment unit as the average economic occupancy of the portfolio was consistent between years at 94.7%. This increase in average rental rates resulted in a revenue increase of approximately $11,417 between years. This increase in revenue related to rental rates was offset somewhat by increased vacancy losses of $1,385 primarily due to vacancy losses being measured at higher rental rates in 2007. Additionally, other property revenues increased $682 primarily as a result of higher up-front leasing fees and net concessions decreased $186 due to generally reduced concessions in a stronger rental market in 2007. Overall, the improved performance of the operating portfolio reflected the impact of the rental rate increases embedded into the portfolio throughout much of 2006 as well as the continued modest increase in job growth in most of the Company’s markets with the Company’s operations in six of its markets reporting increased revenues at or in excess of 4.0%. The Company believes that the automated pricing software implemented in 2006 partially contributed to the increased revenues in 2007. Average economic occupancy rates in the fourth quarter of 2007 were approximately 1.4% higher than in the fourth quarter of 2006 due to generally stable market conditions and a concerted effort to maintain occupancy through the traditionally slower first quarter leasing season. Average rental rate increases between years were somewhat lower in the fourth quarter at 3.0% compared to the full year of 4.9%. The Company expects this moderating trend to continue into 2008 and anticipates establishing rental rate structures that will enable average occupancy rates to remain at mid-90% levels. See the “Outlook” section below for an additional discussion of trends for 2008.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $4,046 or 4.6% from 2007 to 2006. This increase was primarily due to increased property tax expenses of $1,494 or 5.2%, increased maintenance expenses of $1,026 or 7.7%, increased other property expenses of $414 or 12.3%, increased insurance expenses of $1,239 or 30.7% offset by decreased utility expenses of $191 or 1.8%. Property tax expenses increased due to increased property valuations in 2007 and the phase-out of property tax exemptions at the Company’s two New York City assets. Maintenance expenses increased primarily due to higher costs associated with resident turnover expenses, higher equipment repairs and higher exterior painting costs between years. Other property expenses increased primarily due to costs associated with the implementation of automated revenue pricing software and third party call centers in the second half of 2006 and into 2007. Insurance expenses increased due to significantly higher insurance rates on the renewal of the Company’s insurance program in the fourth quarter of 2006 and second quarter of 2007. The insurance rate increases primarily related to market increases in catastrophic coverage in coastal areas. The decrease in utility expense in 2007 primarily reflects the timing of expenses between years. See the “Outlook” section below for an additional discussion of trends in 2008.

Post Properties, Inc.
Post Apartment Homes, L.P.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

For the purposes of comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy, as defined above. For the 2006 to 2005 comparison, the operating community categories were based on the status of each community as of December 31, 2006. As a result, these categories are different from the operating community categories used in the 2007 to 2006 comparison discussed earlier in this section. Further, the amounts reported in the table below have been adjusted from the amounts reported in the Company’s December 31, 2006 financial statements due to the restatement impact of reclassifying the operating results of assets designated as held for sale in 2007 to discontinued operations under SFAS No. 144 (see the related discussion under the caption, “Discontinued Operations”). The operating performance from continuing operations for all of the Company’s apartment communities combined for the years ended December 31, 2006 and 2005 is summarized as follows:

	Year Ended December 31,
	2006	2005	% Change

Rental and other property revenues
Fully stabilized communities(1)	$244,434	$231,774	5.5%
Development, rehabilitation and lease-up communities	9,545	10,438	(8.6)%
Condominium conversion and other communities(2)	2,626	5,890	(55.4)%
Acquired communities(3)	10,886	2,298	373.7%
Other property segments(4)	23,652	21,616	9.4%

	291,143	272,016	7.0%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities(1)	92,251	88,438	4.3%
Development, rehabilitation and lease-up communities	5,291	4,361	21.3%
Condominium conversion and other communities(2)	1,901	2,013	(5.6)%
Acquired communities(3)	4,706	856	449.8%
Other property segments, including corporate management expenses(5)	29,341	29,086	0.9%

	133,490	124,754	7.0%

Property net operating income(6)	$157,653	$147,262	7.1%

Capital expenditures(7)(8)
Annually recurring:
Carpet	$3,718	$2,775	34.0%
Other	6,307	5,475	15.2%

Total	$10,025	$8,250	21.5%

Periodically recurring	$5,698	$4,174	36.5%

Average apartment units in service	18,839	18,563	1.5%

(1)	Communities which reached stabilization prior to January 1, 2005.
(2)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144.
(3)	Operating communities acquired subsequent to January 1, 2005.
(4)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $402 and $255 for the years ended December 31, 2006 and 2005, respectively.
(5)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance.

Post Properties, Inc.
Post Apartment Homes, L.P.

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year Ended December 31,
	2006	2005

Total same store NOI	$152,183	$143,336
Property NOI from other operating segments	5,470	3,926

Consolidated property NOI	157,653	147,262

Add (subtract):
Interest income	1,261	661
Other revenues	402	255
Minority interest in consolidated property partnerships	(257)	(110)
Depreciation	(65,687)	(68,795)
Interest expense	(52,533)	(54,197)
Amortization of deferred financing costs	(3,526)	(4,661)
General and administrative	(18,502)	(18,307)
Investment and development	(6,424)	(4,711)
Severance charges	—	(796)
Gains (losses) on sales of real estate assets, net	12,881	(531)
Equity in income of unconsolidated real estate entities	1,813	1,767
Other income	2,592	5,267
Minority interest of common unitholders	(418)	226

Income from continuing operations	29,255	3,330
Income from discontinued operations	72,214	138,618

Net income	$101,469	$141,948

(7)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.
(8)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Year Ended December 31,
	2006	2005

Annually recurring capital expenditures
Continuing operations	$10,025	$8,250
Discontinued operations	1,120	1,671

Total annually recurring capital expenditures per statements of cash flows	$11,145	$9,921

Periodically recurring capital expenditures
Continuing operations	$5,698	$4,174
Discontinued operations	266	334

Total periodically recurring capital expenditures per statements of cash flows	$5,964	$4,508

The Operating Partnership reported net income available to common unitholders of $95,649 and $141,410 for the years ended December 31, 2006 and 2005, respectively, and the Company reported net income available to common shareholders of $93,832 and $134,311 for the years ended December 31, 2006 and 2005, respectively. The decline in net income in 2006, compared to 2005, primarily reflected reduced gains on operating community sales of approximately $56,101 and reduced gains on condominium sales of $3,084, offset somewhat by the improved performance of the Company’s fully stabilized communities and increased interest capitalization due to a growing development pipeline. These items are discussed in more detail in the sections below.

Rental and other property revenues increased $19,127 or 7.0% from 2005 to 2006 primarily due to increased revenues from the Company’s fully stabilized communities of $12,660 or 5.5% and acquired communities of $8,588. The revenue increase from fully stabilized communities is discussed below. The revenue increase from acquired communities reflects the acquisition of one community in June 2005, two communities in March 2006 and one community in July 2006. Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $8,736 or 7.0% primarily due to increased expenses from fully stabilized communities and acquisition communities. The expense increase from fully stabilized communities is discussed below. The expense increase from acquisition communities reflects the full year of expenses from one operating community acquired in June 2005 and a partial year of expenses for the three operating communities acquired during 2006.

In 2006, gains on sales of real estate assets in discontinued operations represented the net gains of $225 from condominium sales at the Company’s condominium conversion communities and gains of $68,324 on the sale of three

Post Properties, Inc.
Post Apartment Homes, L.P.

communities containing 1,340 apartment units. The sales of the three communities generated net proceeds of approximately $173,007, including $40,000 of secured indebtedness assumed by the purchasers. In 2005, gains on sales of real estate assets in discontinued operations represented the net gains of $16,218 from condominium sales at the Company’s condominium conversion communities and gains of $124,425 on the sale of six communities containing 3,047 apartment units. The sales of the six communities generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers.

Depreciation expense decreased $3,108, or 4.5% from 2005 to 2006 primarily due to reduced depreciation resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2005 and the cessation of depreciation expense in late 2005 on portions of two communities being converted into condominiums that continue to be reported in continuing operations under SFAS No. 144. These decreases in depreciation expense between periods were offset by increased depreciation in 2006 on communities acquired in June 2005, March 2006 and July 2006.

Interest expense included in continuing operations decreased $1,664 or 3.1% from 2005 to 2006. The decreased expense amounts between periods reflects the impact of increased interest capitalization on its development projects of $7,035 between years, offset by higher interest costs on higher debt levels due to apartment community acquisitions and land acquisitions in 2005 and the first half 2006. Interest expense included in discontinued operations decreased from $6,862 in 2005 to $4,189 in 2006 primarily due to interest expense associated with six communities sold in 2005 and one community sold in the third quarter of 2006.

General and administrative expenses increased $195, or 1.1%, from 2005 to 2006 primarily due to higher compensation costs offset by reduced legal, professional fees and the cumulative effect of the adoption of SFAS 123R for recognizing stock-based compensation. Higher compensation costs of approximately $644 reflected annual compensation increases, increased personnel costs associated with internalizing compliance activities and annual incentive awards to management. Legal fees decreased by approximately $55 due to a legal expense recovery of approximately $179 related to prior year shareholder litigation. Professional fees decreased approximately $382 in 2006 primarily due to savings in annual audit and Sarbanes/Oxley compliance costs as the Company internalized more of such efforts in 2006. In the first quarter of 2006, the Company implemented SFAS 123R. As the Company had recorded stock-based compensation expense under SFAS 123 since 2003 using the actual forfeiture method for early terminations of awards, the implementation of SFAS 123 using the estimated forfeiture method required by SFAS 123R resulted in a one-time reduction of general and administrative expenses of approximately $100 in the first quarter of 2006. The aggregate one-time reduction of expenses resulting from the adoption of SFAS 123R totaled $172, with $72 recorded as reductions of investment and development expenses and property operating expenses. The one-time effect of implementing SFAS 123R will not recur in future periods.

Investment, development and other expenses increased $1,713 or 36.4% from 2005 to 2006 primarily due to the continued increase in development personnel and other costs to establish and grow the Company’s development capabilities in three regional markets in 2005 and 2006 and the write-off of approximately $484 of pursuit costs related to abandoned investment activities. Increased gross costs were somewhat offset by $665 of increased capitalization of development personnel to an increasing development pipeline in 2006.

Equity in income of unconsolidated real estate entities increased $46 or 2.6% from 2005 to 2006. Equity in income increased approximately $153 due to the improved operating performance of the two fully stabilized communities held in two entities offset by reduced net gains from condominium sales and reduced net operating income in 2006 at the unconsolidated entity that was converting its apartment community into condominiums in 2005 and 2006. The reduced net operating income reflects the reduction in rental units throughout the conversion process and the reduced net gains from condominium sales reflects reduced sale prices and margins in 2006 in order to maintain a modest sales pace. See note 3 to the consolidated financial statements for a summary of the operating results of the Company’s unconsolidated entities.

Annually recurring and periodically recurring capital expenditures from continuing operations increased $3,299 or 26.6% from 2005 to 2006. The increase in annually recurring capital expenditures of $1,775 primarily reflects the impact of several properties beginning to capitalize the replacement of carpet, vinyl and blinds in mid-2005 and into 2006 under the Company’s accounting policies (during the first five years of a community, the Company expenses the replacements of these items) as well as leasing office upgrades at several communities in 2006. The increase in periodically recurring capital expenditures of $1,524 primarily reflects increased tenant improvements at the Company’s office and retail properties as well as the timing of large structural expenditures between periods.

Post Properties, Inc.
Post Apartment Homes, L.P.

Fully Stabilized (Same Store) Communities
The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and held for sale and two communities under rehabilitation. For the 2006 to 2005 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2005. This portfolio consisted of 45 communities with 17,187 units, including 19 communities with 7,659 units (44.6%) located in Atlanta, Georgia, 11 communities with 3,464 units (20.1%) located in Dallas, Texas, 3 communities with 1,877 units (10.9%) located in Tampa, Florida, 4 communities with 1,703 units (9.9%) located in the greater Washington D.C. metropolitan area, 3 communities with 1,065 units (6.2%) located in Charlotte, North Carolina and 5 communities with 1,419 units (8.3%) located in other markets. The operating performance of these communities is summarized as follows:

	Year Ended December 31,
	2006	2005	% Change

Rental and other revenues	$244,434	$231,774	5.5%
Property operating and maintenance expenses (excluding depreciation and amortization)	92,251	88,438	4.3%

Same store net operating income(1)	$152,183	$143,336	6.2%

Capital expenditures(2)
Annually recurring:
Carpet	$3,532	$2,489	41.9%
Other	5,531	4,936	12.1%

Total annually recurring	9,063	7,425	22.1%
Periodically recurring	2,760	3,021	(8.6)%

Total capital expenditures (A)	$11,823	$10,446	13.2%

Total capital expenditures per unit (A ÷ 17,187 units)	$688	$608	13.2%

Average economic occupancy(3)	94.8%	94.8%	0.0%

Average monthly rental rate per unit(4)	$1,176	$1,117	5.3%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 38 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year Ended
	December 31,
	2006	2005

Annually recurring capital expenditures by operating segment
Same store	$9,063	$7,425
Development, rehabilitation and lease-up	503	433
Condominium conversion and other	2	133
Acquired	271	92
Other segments	1,306	1,838

Total annually recurring capital expenditures per statements of cash flows	$11,145	$9,921

Periodically recurring capital expenditures by operating segment
Same store	$2,760	$3,021
Development, rehabilitation and lease-up	702	296
Condominium conversion and other	—	75
Acquired	25	5
Other segments	2,477	1,111

Total periodically recurring capital expenditures per statements of cash flows	$5,964	$4,508

The Company uses same store annually recurring and periodically recurring capital expenditures as cash flow measures. Same store annually recurring and periodically recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, condominium conversion communities, lease-up communities, and sold communities in addition to same store information. Therefore, the Company believes that it’s presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures are the lines on the Company’s consolidated statements of cash flows entitled “annually recurring capital expenditures” and “periodically recurring capital expenditures.”

Post Properties, Inc.
Post Apartment Homes, L.P.

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 94.0% and 93.9% for the years ended December 31, 2006 and 2005, respectively. For the years ended December 31, 2006 and 2005, net concessions were $1,200 and $1,588, respectively, and employee discounts were $754 and $561, respectively.
(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Rental and other property revenues increased $12,660 or 5.5% from 2005 to 2006. This increase resulted primarily from a 5.3% increase in the average monthly rental rate per apartment unit as the average economic occupancy of the portfolio was consistent between years at 94.8%. This increase in average rental rates resulted in a revenue increase of approximately $12,038 between years. This increase in revenue related to rental rates was offset somewhat by increased vacancy losses of $1,005 primarily due to vacancy losses being measured at higher rental rates in 2006. Additionally, other property revenues increased $1,239 as a result of higher up-front leasing fees and higher utility reimbursements from residents due to increased utility expenses, and to lower net concessions of $388 due to the favorable impact of straight-lining net rentals due to generally reduced concessions in a stronger rental market in 2006. Overall, the improving performance of the operating portfolio reflects improved market conditions (strong job growth in most of the Company’s markets, a strong and steady U.S. economy and a weakening for-sale housing market due to higher interest rates and excess inventories in some markets), with the Company’s operations in all of its markets reporting increased revenues in excess of 3.5%. In addition in 2006, the Company completed the installation of automated revenue pricing software at the majority of its operating communities. The Company believes this automated pricing software implementation partially contributed to the increased revenues in 2006.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,813 or 4.3% from 2005 to 2006. This increase was primarily due to increased property tax expenses of $1,760 or 6.3%, increased utility expenses of $676 or 5.6%, increased personnel expenses of $647 or 3.0%, increased other property expenses of $851 or 32.2%, increased insurance expenses of $477 or 12.9% offset by decreased advertising and promotion expenses of $811 or 19.8%. Property tax expenses increased due to increased property valuations in 2006 and more favorable tax settlements recorded in 2005. Utility expenses increased primarily due to generally higher electric and gas rates. Personnel costs increased primarily due to annual salary increases. Other property expenses increased primarily due to costs associated with the automated revenue pricing software and use of third party call centers that were phased into the portfolio generally in the second half of 2006. Insurance expenses increased due to an approximate 29% increase in property insurance rates on renewal in the fourth quarter of 2006 primarily related to market increases in catastrophic coverage in coastal regions. The decrease in advertising and promotions expense in 2006 primarily reflects reduced payments to apartment locator services resulting from more favorable market conditions and lower resident turnover between periods.

Discontinued Operations

In accordance with SFAS No. 144, the operating results and gains and losses on sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statements of operations. Under SFAS No. 144, the operating results of assets designated as held for sale are included in discontinued operations in the consolidated statements of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations.

For the year ended December 31, 2007, income from discontinued operations included the results of operations of one apartment community classified as held for sale at December 31, 2007, the operations of three communities sold in 2007 through their sale dates and the results of operations of one condominium conversion community through its sell-out date in 2007. For the years ended December 31, 2006 and 2005, income from discontinued operations included the results of operations of operations of the apartment community classified as held for sale at December 31, 2007, the three communities sold in 2007, two condominium conversion communities through their respective sell-out dates in 2007 and 2005 and the results of operations of nine apartment communities designated as held for sale and sold in 2006 and 2005 through their respective sale dates.

Post Properties, Inc.
Post Apartment Homes, L.P.

The revenues and expenses of these communities for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005

Revenues
Rental	$8,572	$20,065	$35,587
Other property revenues	676	1,914	3,408

Total revenues	9,248	21,979	38,995

Expenses
Property operating and maintenance (exclusive of items shown separately below)	3,890	8,951	16,496
Depreciation	1,069	3,280	7,452
Interest	1,517	4,189	6,862
Minority interest in consolidated property partnerships	—	—	(335)

Total expenses	6,476	16,420	30,475

Income from discontinued property operations before minority interest	2,772	5,559	8,520
Minority interest	(39)	(106)	144

Income from discontinued property operations	$2,733	$5,453	$8,664

The decrease in revenues and expenses between years results from the Company’s continuing asset sales program and the impact of the continued reclassification of the operating results relating to the aggregate number of communities held for sale and sold during the periods presented. Likewise, the gains on sales of apartment communities and for-sale condominiums included in discontinued operations for each year fluctuate with the timing and size of apartment communities and condominium homes sold. A discussion of the gains on operating communities and for-sale condominium sales for the years presented is included under the caption “Results of Operations.”

As discussed under “Liquidity and Capital Resources,” the Company expects to continue to sell real estate assets and possibly convert certain apartment communities into for-sale condominiums in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from year to year.

Outlook for 2008

The Company’s outlook for 2008 is based on the expectation that apartment market fundamentals will be moderate compared to 2007 as a result of moderating job growth expectations and a slowing overall U.S. economy. Additionally, the Company foresees an increased supply of rental competition from the rental of excess for-sale condominiums and single family inventories in some of its markets. However, the supply of new apartment deliveries is projected to remain in balance with rental demand and tighter credit markets may reduce turnover driven by residents purchasing their own homes.

Rental and other revenues from fully stabilized communities are expected to increase compared to 2007, driven by modest rental rate increases and stable occupancies. Operating expenses of fully stabilized communities are also expected to increase in 2008. Other than general inflationary increases, the Company expects property taxes and insurance expenses to increase at slightly higher rates. Insurance expenses are expected to increase primarily as a result of the increased costs of catastrophic insurance coverage in coastal regions through the Company’s May 2008 renewal date. Management expects fully stabilized community net operating income to increase at a modest pace in 2008 absent a recession in the U.S., which could adversely impact the Company’s results of operations.

Management expects interest expense in 2008 to be lower than in 2007 due generally to increased interest capitalization in 2008 resulting from increased project development volume, lower debt levels as well as lower interest rates on variable rate, unsecured debt. Management also expects modest increases in general and administrative and property management expenses due in large part to increased costs of personnel and related costs. In addition, the Company expects that it will incur additional costs associated with its commencement of a formal process to pursue a possible combination or other sale transaction which is continuing.

In 2008, management expects to sell two additional apartment communities located in Atlanta, Georgia. These sales are expected to generate gross proceeds of approximately $100,000. The expected proceeds from these sales are intended to be used for various corporate purposes, including funding of the Company’s development pipeline. Additionally, the

Post Properties, Inc.
Post Apartment Homes, L.P.

Company closed the sale of an apartment community located in Dallas, Texas in January 2008 for a gross sales price of $19,850. Finally, the Company, through a taxable REIT subsidiary, expects to continue the sale of condominium homes in its condominium conversion projects that commenced in 2006 and at the two newly developed condominium communities that commenced sales in 2007. The Company expects to realize net accounting gains in 2008 from these apartment and condominium sales.

The Company has six apartment projects, one expansion and two condominium communities under construction with a total expected cost to the Company of approximately $540,000 and expects to begin additional development projects in 2008. Management expects a decrease in expensed investment, development and other expenses in 2008 primarily resulting from the increased capitalization of development personnel to the increased volume of construction activity in 2008.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash flows from operating activities increased from $94,326 in 2006 to $97,644 in 2007 primarily due to the improved operating performance of the Company’s fully stabilized communities, offset by increased overhead expenses as well as from favorable changes in the working capital components (primarily increased accrued expenses and prepaid rents between periods) included in operating activities. The Company’s net cash provided by operating activities increased from $86,761 in 2005 to $94,326 in 2006 primarily due to the improved operating performance of the Company’s fully stabilized communities and reduced interest expense resulting from increased capitalization to development communities in 2006. The Company expects cash flows from operating activities to be consistent with or improve somewhat in 2008 primarily driven by the expected modest improvement in the operating performance of the Company’s fully stabilized properties offset somewhat by the continued dilutive cash flow impact from asset sales and modest increases in overhead expenses.

Net cash flows used in investing activities decreased from $104,464 in 2006 to $27,876 in 2007 primarily due to increased net proceeds from sales of real estate assets offset somewhat in 2007 by increased spending on development and rehabilitation activities. Proceeds from sales of real estate assets increased in 2007 primarily due to the sales of three apartment communities, a 75% interest in three apartment communities and land sites for aggregate net proceeds of approximately $167,572. The Company began renovations of two of its apartment communities in mid-2006 and construction and development expenditures increased in 2007 as the Company initiated new development starts in 2006 and 2007. Net cash flows from investing activities changed from $70,293 provided by investing activities in 2005 to $104,464 used in investing activities in 2006 primarily due to increased development, apartment acquisition and land acquisition costs in 2006. The Company acquired four apartment communities in 2006 for aggregate net purchase prices of approximately $113,324, and also acquired additional development land of approximately $50,000 in 2006. In addition, the Company incurred approximately $11,313 of capital improvements relating to the renovations of two of its apartment communities and construction and development expenditures have increased in 2006 as the Company initiated new development starts. In 2008, the Company expects to increase development activities (additional starts in 2008 and higher expenditures at existing developments) in all of its regional geographic areas primarily financed through debt borrowings or depending on the outcome of its ongoing sales process, leveraged joint venture arrangements. In 2008, the Company sold one community in January and expects to sell two communities and additional condominium homes and plans to principally reinvest the proceeds in its development communities and to repay debt.

Net cash flows from financing activities changed from net cash provided by financing activities of $7,391 in 2006 to net cash used in financing activities of $61,874 in 2007, primarily due to decreased proceeds from stock option exercises in 2007 and slightly lower net borrowings between years. Net cash flows from financing activities changed from net cash used of $150,767 in 2005 to net cash provided by financing activities of $7,391 in 2006 primarily due to higher net borrowings to fund increasing development and acquisition activities and increased equity proceeds from stock option exercises in 2006 resulting from the Company’s increased stock price between periods. In 2008, the Company expects that its outstanding debt may increase modestly, depending on the level of potential asset sales principally to fund the expected increase in development activity discussed above.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Management currently intends to continue operating the Company as a REIT in 2007. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.

Post Properties, Inc.
Post Apartment Homes, L.P.

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annual recurring and periodically recurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time.

For the year ended December 31, 2007, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was not sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $12,000. The Company used a combination of proceeds from apartment community and condominium sales and line of credit borrowings to fund the additional cash flow necessary to fully fund the Company’s annual dividend to common shareholders of $1.80 per share. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

For 2008, management of the Company expects to maintain its current quarterly dividend payment rate to common shareholders of $0.45 per share. At this dividend rate, the Company expects that net cash flows from operations reduced by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred shareholders by approximately $10,000 to $15,000 (excluding any costs associated with a possible business combination or other sale transaction). The Company intends to use primarily the proceeds from 2008 apartment community and condominium sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The primary factors leading to the shortfall are the negative cash flow impact of sales of operating communities (discussed below) and the short-term negative impact of apartment rehabilitation and lease-up activities. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s revolving lines of credit as of December 31, 2007 was created primarily through the Company’s asset sales program. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating communities, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company intends to use the proceeds from the sale of operating communities and condominium homes, availability under its unsecured revolving lines of credit, debt financing and joint venture arrangements as the primary source of capital to fund its current and future development and acquisition expenditures. The Company had instituted an active asset sale and capital recycling program as the primary means to fund its on-going community development and acquisition program. Total net sales proceeds from operating community, condominium and land sales, including in 2007 the sale of a 75% interest in three apartment communities to an unconsolidated entity in which the Company retained a 25% interest, in 2007, 2006 and 2005 were $312,674 (including approximately $67,000 of tax deferred exchange proceeds held in escrow at December 31, 2007), $216,419 (including $40,000 debt assumed) and $281,106 (including $81,560 of debt assumed), respectively.

In 2007, the Company sold three apartment communities, containing 807 units, and converted three apartment communities, containing 1,202 units, into joint venture ownership as part of its asset sales program designed to maintain the low average age and high quality of the portfolio and to reduce the Company’s market concentration in Atlanta, Georgia. These sales generated significant capital gains for tax purposes in 2007. The Company was able to use its regular quarterly dividend of $0.45 per share to distribute these capital gains to shareholders. In January 2008, the Company sold its apartment community classified as held for sale at December 31, 2007 for net proceeds of $19,433. The Company also expects to generate additional sales proceeds from the sale of two other communities that it currently plans to market for sale in 2008 as well as from the sales of converted and newly developed condominium homes. Management has continued to recycle capital through selling assets and reinvesting the proceeds as a strategy to diversify the cash flows of the Company across its markets and focus on building critical mass in fewer markets.

The Company used borrowings under its lines of credit and net proceeds from sales to retire approximately $25,000 of maturing unsecured notes and to repay and retire approximately $98,075 of secured debt in 2007. In 2008, the Company has no scheduled maturities of consolidated unsecured or secured indebtedness. Aggregate maturities of secured indebtedness in unconsolidated entities totals $17,000 in 2008.

Post Properties, Inc.
Post Apartment Homes, L.P.

In November 2007, the Company increased the borrowing capacity under its line of facilities from $480,000 to $630,000. The terms, conditions and restrictive covenants associated with the lines of credit were slightly modified under the amended facilities. At December 31, 2007, the Company had approximately $257,275 borrowed under its $630,000 combined line of credit facilities. The credit facilities mature in April 2010. The terms, conditions and restrictive covenants associated with the Company’s lines of credit facilities are summarized in note 4 to the consolidated financial statements. At December 31, 2007, management believed the Company was in compliance with the covenants of the Company’s credit facility arrangements. Management believes it will have adequate capacity under its facilities to execute its 2008 business plan and meet its short-term liquidity requirements.

Contractual Obligations

A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2007, were as follows:

	Obligation Due Date
		1 Year or	2-3	4-5	After 5
Contractual Obligations	Total	Less	Years	Years	Years

Long-term debt(1)	$1,072,204	$54,809	$356,539	$294,646	$366,210
Lines of credit(1)(2)	290,411	14,485	275,926	—	—
Operating leases(3)	159,689	1,863	3,484	3,605	150,737
Other long-term obligations(4)	18,581	4,968	6,393	4,549	2,671
Development and construction obligations(5)	389,015	208,241	180,774	—	—

	$1,929,900	$284,366	$823,116	$302,801	$519,617

(1)	Amounts include principal and interest payments.
(2)	At December 31, 2007, the Company had issued letters of credit to third parties totaling $1,350 under its credit facility arrangements.
(3)	Primarily includes ground leases underlying apartment communities owned by the Company.
(4)	Represents amounts committed to current and former executive officers under the terms of employment and severance agreements.
(5)	Represents estimated remaining amounts necessary to complete projects under development at December 31, 2007, including amounts due under general construction contracts.

In addition to these contractual obligations, the Company incurs annual capital expenditures to maintain and enhance its existing portfolio of operating properties. Aggregate capital expenditures for the Company’s operating properties totaled $19,561, $17,109 and $14,429 for the years ended December 31, 2007, 2006 and 2005, respectively. Based on the size of the Company’s operating property portfolio at December 31, 2007, the Company expects that its capital expenditures in 2008 will be modestly higher than the amount incurred in 2007 as the Company seeks to maintain the operating performance of its assets.

At December 31, 2007, the Company had an outstanding interest rate swap derivative financial instrument with a notional value of approximately $93,890 with a maturity date in 2009. The contractual payment terms of this arrangement are summarized in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K. Additional information regarding the accounting and disclosure of this arrangement is included in note 13 to the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements
At December 31, 2007, the Company holds investments in five unconsolidated entities. Three of these entities own apartment communities with ownership interests ranging from 25% to 35%. A fourth unconsolidated entity, with a 35% ownership interest, completed the sell-out of a condominium conversion community during 2007. The fifth unconsolidated entity commenced construction during 2007 of a mixed-use development with the Company holding a 50% interest in the condominium portion of the project. These unconsolidated entities have third party mortgage and construction indebtedness, and the aggregate indebtedness totaled $214,549 at December 31, 2007. The Company’s share of this indebtedness totaled $60,959 at December 31, 2007.

Under the terms of the construction loan facility, the Company and its 50% equity partner have jointly and severally guaranteed approximately $25,313 of the construction loan attributable to the condominium portion of the project. Additionally, the Company and its 50% equity partner have jointly and severally guaranteed certain debt service payments of the condominium portion of the loan not to exceed approximately $6,153 and all of the equity owners of the project, including the Company, have guaranteed the completion of the first building at the project.

Post Properties, Inc.
Post Apartment Homes, L.P.

Long-term Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at December 31, 2007 is included in note 4 to the consolidated financial statements. A summary of changes in secured and unsecured debt in 2006 is discussed below.

In June 2007, the Company repaid $25,000 of 6.11% senior unsecured notes from available borrowings under its unsecured line of credit. In July 2007, the Company repaid $83,132 of secured mortgage notes, with interest rates ranging from 6.29% to 7.69%, from borrowings under its unsecured line of credit. These mortgage notes were scheduled to mature in October 2007. In December 2007, the Company retired a $9,895 variable rate tax-exempt bond prior to its scheduled maturity date in 2025 in conjunction with the sale of the underlying apartment community.

In January 2008, the Company closed a $120,000 secured, fixed rate mortgage note payable. The note bears interest at 4.88%, requires interest only payments and matures in 2015. The note contains an automatic one year extension under which the interest rate converts to a variable rate, as defined.

Stock Repurchase Program

In late 2006, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2008. During 2007, the Company repurchased 83 shares of common stock totaling approximately $3,694 under this program.

Capitalization of Fixed Assets and Community Improvements

The Company has a policy of capitalizing those expenditures relating to the acquisition of new assets and the development and construction of new apartment communities. In addition, the Company capitalizes expenditures that enhance the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life of these assets) after construction completion. Thereafter, these replacements are capitalized. Further, the Company expenses as incurred interior and exterior painting of operating communities, unless those communities are under rehabilitation.

The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to apartment communities under development, construction and rehabilitation. The incremental personnel and associated costs are capitalized to the projects under development and rehabilitation based upon the effort associated with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This practice results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses, as incurred, substantially all operating expenses (including pre-opening marketing expenses) of such communities.

Post Properties, Inc.
Post Apartment Homes, L.P.

Acquisition of assets and community development and other capitalized expenditures for the years ended December 31, 2007, 2006 and 2005 are summarized as follows:

	Year Ended December 31,
	2007	2006	2005

New community development and acquisition activity(1)	$284,239	$295,979	$116,710
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements(2)	13,074	10,641	—
Other community additions and improvements(3)	8,451	5,964	4,508
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements(4)	11,110	11,145	9,921
Corporate additions and improvements	2,903	3,480	1,771

	$319,777	$327,209	$132,910

Other Data
Capitalized interest	$11,801	$9,942	$2,907

Capitalized development and associated costs(5)	$4,053	$1,884	$1,219

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.

Current Development Activity

At December 31, 2007, the Company had six communities (and the expansion of one community) containing 2,116 apartment units and 305 for-sale condominiums under development in two communities (including 137 units in one community held in an unconsolidated entity). These communities are summarized in the table below.

								Costs
							Company	Incurred
		Number	Retail	Company	Estimated		Share of	as of
Community	Location	of Units	Sq. Ft.	Ownership	Cost		Est. Cost	12/31/07
								(Company Share)

Apartments:
Post Alexandertm	Atlanta, GA	307	—	100%	$62.4		$62.4	$39.8
Post Walk® at Citrus Park Village	Tampa, FL	296	—	100%	41.6		41.6	8.6
Post Eastsidetm	Dallas, TX	435	37,900	100%	56.7		56.7	21.8
Post Hyde Park® (expansion)	Tampa, FL	84	—	100%	18.8	(4)	18.8	14.9
Post Frisco Bridgestm	Dallas, TX	269	29,000	100%	41.3		41.3	7.8
Post Park®	Wash. DC	396	1,700	100%	84.7		84.7	14.1
Post West Austintm	Austin, TX	329	—	100%	53.2		53.2	13.8

Total Apartments		2,116	68,600		$358.7		$358.7	$120.8

Condominiums:
The Residences at 3630 Peachtreetm(5)	Atlanta, GA	137	—	50%	$93.4		$47.6	$11.1
Four Seasons Residences	Austin, TX	168	8,000	100%	133.5		133.5	18.9

Total Condominiums		305	8,000		$226.9		$181.1	$30.0

Post Properties, Inc.
Post Apartment Homes, L.P.

Estimated
	Quarter	Quarter of	Quarter of		Estimated	Units
	of Const.	First Units	Stabilized	Units	Quarter	Under	Units
Community	Start	Available	Occupancy(1)	Leased(2)	Sell-out	Contract(3)	Closed(2)

Apartments:
Post Alexandertm	2Q 2006	1Q 2008	2Q 2009	—	N/A	N/A	N/A
Post Walk® at Citrus Park Village	1Q 2008	1Q 2009	1Q 2010	—	N/A	N/A	N/A
Post Eastsidetm	4Q 2006	2Q 2008	4Q 2009	—	N/A	N/A	N/A
Post Hyde Park® (expansion)	4Q 2006	4Q 2007	3Q 2008	21	N/A	N/A	N/A
Post Frisco Bridgestm	3Q 2007	4Q 2008	2Q 2010	—	N/A	N/A	N/A
Post Park®	4Q 2007	1Q 2009	2Q 2010	—	N/A	N/A	N/A
Post West Austintm	4Q 2007	1Q 2009	3Q 2009	—	N/A	N/A	N/A

Total Apartments				21

Condominiums:
The Residences at 3630 Peachtreetm(5)	3Q 2007	3Q 2009	N/A	N/A	4Q 2010	—	—
Four Seasons Residences	1Q 2008	4Q 2009	N/A	N/A	4Q 2010	54	—

Total Condominiums						54	—

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	As of January 28, 2008.
(3)	As of January 28, 2008, represents the total number of units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium homes under contract will close.
(4)	Total estimated construction costs for the Post Hyde Park® expansion include the estimated replacement costs of six apartment units at the Company’s existing Hyde Park community that are being demolished to accommodate the expansion.
(5)	The amounts reflected for this project represent the condominium portion of a mixed-use development currently being developed in an entity owned with other third-party developers. This condominium portion of the project is co-owned with an Atlanta-based condominium development partner.

Inflation

For each of the last three years and as of December 31, 2007, substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

Post Properties, Inc.
Post Apartment Homes, L.P.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Year Ended December 31,
	2007	2006	2005

Net income available to common shareholders	$171,062	$93,832	$134,311
Minority interest of common unitholders — continuing operations	1,491	418	(226)
Minority interest in discontinued operations(1)	903	1,399	7,325
Depreciation on consolidated real estate assets	65,560	66,574	73,189
Depreciation on real estate assets held in unconsolidated entities	1,143	906	969
Gains on sales of real estate assets	(157,620)	(80,927)	(140,112)
Incremental gains on condominium sales(2)	6,922	1,406	8,280
Gains on sales of real estate assets — unconsolidated entities	(186)	(482)	(612)
Incremental gains on condominium sales — unconsolidated entities(2)	107	96	359

Funds from operations available to common shareholders and unitholders(3)	$89,382	$83,222	$83,483

Weighted average shares outstanding — basic	43,491	42,812	40,217
Weighted average shares and units outstanding — basic	44,101	43,645	42,353
Weighted average shares outstanding — diluted(4)	44,129	43,594	40,616
Weighted average shares and units outstanding — diluted(4)	44,738	44,427	42,752

(1)	Represents the minority interest in earnings and gains (losses) on properties held for sale and sold reported as discontinued operations for the periods presented.
(2)	The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium homes exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.
(3)	FFO for the year ended December 31, 2007, included gains on the sale of land parcels of $5,186. FFO for the year ended December 31, 2006, included a gain related to the final proceeds of $325 related to the sale of a technology investment, non-cash income of $1,655 relating to the mark-to-market of an interest rate swap arrangement, a gain on the sale of marketable securities of $573 and a gain on the sale of a land parcel of $503. FFO for the year ended December 31, 2005 included a loss of $3,220 from the early extinguishment of debt associated with asset sales, a severance charge of $796 and a gain of $5,267 on the sale of a technology investment.
(4)	Diluted weighted average shares and units for the years ended December 31, 2005 include 400 of common stock equivalent shares and units that were antidilutive to all income (loss) per share computations under generally accepted accounting principles.

Post Properties, Inc.
Post Apartment Homes, L.P.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (In thousands)

Interest Rate Sensitivity

The Company’s primary market risk exposure is interest rate risk. At December 31, 2007, the Company had $351,275 of variable rate debt tied to LIBOR. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this Interest Rate Sensitivity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

Management has and will continue to manage interest rate risk as follows:

•	maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level;

•	fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriate matching maturities;

•	use treasury locks where appropriate to fix rates on anticipated debt transactions; and

•	take advantage of favorable market conditions for long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives.

The tables below provide information about the Company’s fixed and floating rate debt and derivative financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swap and cap arrangements, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based upon actual rates at the reporting date. The information is presented in U.S. dollar equivalents, which is the Company’s reporting currency.

	Expected Maturity Date
						There-		Fair
	2008	2009	2010	2011	2012	after	Total	Value
	(In thousands)

Debt obligations
Long-term debt:
Fixed rate	$3,495	$74,753	$186,618	$139,266	$100,956	$202,703	$707,791	$726,614

Average interest rate	5.82%	5.47%	7.68%	5.40%	5.45%	6.09%	6.22%
Floating rate
Cash management line(1)(2)	—	—	12,275	—	—	—	12,275	12,275
Syndicated line of credit(1)(2)	—	—	245,000	—	—	—	245,000	245,000
FNMA(3)	1,735	1,865	2,010	2,165	2,340	83,885	94,000	94,000

Total floating rate debt	1,735	1,865	259,285	2,165	2,340	83,885	351,275	351,275

Total debt	$5,230	$76,618	$445,903	$141,431	$103,296	$286,588	$1,059,066	$1,077,889

(1)	Interest on these debt instruments is based on LIBOR plus 0.575% at December 31, 2007. At December 31, 2007, the one-month LIBOR rate was 4.6%.
(2)	Assumes the Company’s Syndicated and Cash management lines of credit are repaid at their maturity dates.
(3)	In April 2006, the Company entered into a swap transaction that fixed the rate on the note at 6.145%, inclusive of credit enhancement and other fees through July 31, 2009.

		Average		Expected	Fair Value
		Pay Rate/	Average	Settlement	Asset
Interest Rate Derivatives	Notional Amount	Cap Rate	Receive Rate	Date	(Liab.)

Interest Rate Swaps Variable to fixed	$97,010 amortizing to $90,270	5.21%	1 month LIBOR	7/31/09	$(2,224)

Interest rate caps	$28,495	5.00%	—	2/01/08	—

					$(2,224)

As more fully described in note 1 to the consolidated financial statements, the interest rate swap and cap arrangements are carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based borrowings, in excess of the $94,000 FNMA borrowings

Post Properties, Inc.
Post Apartment Homes, L.P.

effectively converted to fixed rates discussed above, fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at December 31, 2007, would increase or decrease by approximately $2,573 on an annualized basis.

In December 2007, the Company repaid $9,895 of tax-exempt indebtedness associated with the sale of an apartment community. The portion of the interest rate cap arrangement with a notional amount of $9,895 was not terminated and as a result became ineffective for accounting purposes. The loss recognized as a result of such ineffectiveness was not material to the consolidated financial statements. In 2006, the remaining portion of this interest rate cap arrangement with a notional amount of $18,600 was deemed ineffective for accounting purposes. In 2007, the change in value of the interest rate cap arrangement was not material to the Company’s results of operations or financial position. The interest rate cap arrangement expired on February 1, 2008 with no change in value from December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements are listed under Item 15(a) and are filed as part of this report on the pages indicated. The supplementary data are included in note 18 of the Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this evaluation was carried out under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the registrants’ fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the report of the Company’s independent registered public accounting firm are included in Part IV, Item 15 of this annual report on Form 10-K and are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

Post Properties, Inc.
Post Apartment Homes, L.P.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics

The Company has adopted a Code of Ethics for Senior Executive and Financial Officers (the “Code of Ethics”) that applies to our chief executive officer, chief financial officer and chief accounting officer and persons performing similar functions. The Code of Ethics is available on the Company’s website at www.postproperties.com under the “Investor Relations” section and “Corporate Governance” caption. Any amendments to, or waivers of, the Code of Ethics will be disclosed on our website promptly following the date of such amendment or waiver.

Additional information regarding this item will either appear in our proxy statement, in which case it is hereby incorporated by reference in this Annual Report on Form 10-K, or in an amendment to this Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding this item will either appear in our proxy statement, in which case it is hereby incorporated by reference in this Annual Report on Form 10-K, or in an amendment to this Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding this item will either appear in our proxy statement, in which case it is hereby incorporated by reference in this Annual Report on Form 10-K, or in an amendment to this Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will either appear in our proxy statement, in which case it is hereby incorporated by reference in this Annual Report on Form 10-K, or in an amendment to this Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding this item will either appear in our proxy statement, in which case it is hereby incorporated by reference in this Annual Report on Form 10-K, or in an amendment to this Form 10-K.

Post Properties, Inc.
Post Apartment Homes, L.P.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) 1. and 2. Financial Statements and Schedules

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

The audited consolidated financial statements of PCH Atlanta Venture, LLC as of December 31, 2007 will be filed as an amendment to this annual report on Form 10-K on or before March 31, 2008.

Post Properties, Inc.
Post Apartment Homes, L.P.

Post Properties, Inc.
Consolidated Financial Statements
December 31, 2007 and 2006

Post Properties, Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Properties, Inc., including the Company’s principal executive officer and principal financial officer, Company management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control — Integrated Framework, the management of Post Properties, Inc. concluded that its internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Post Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Post Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Note 1 to the consolidated financial statements, the Company adopted SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
February 28, 2008

Post Properties, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Post Properties, Inc.:

In our opinion, the consolidated statements of operations, shareholders’ equity and accumulated earnings and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Post Properties, Inc. and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the summary of activity for real estate investments and accumulated depreciation included in the financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the summary of activity for real estate investments and accumulated depreciation included in the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 15, 2006, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of discontinued operations discussed in Note 2 and as it relates to the effects of changes in segment reporting categories discussed in Note 15, as to which the date is February 28, 2008

Post Properties, Inc.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2007	2006

Assets
Real estate assets
Land	$276,680	$278,448
Building and improvements	1,840,563	1,821,123
Furniture, fixtures and equipment	204,433	204,318
Construction in progress	134,125	135,428
Land held for future development	154,617	92,800

	2,610,418	2,532,117
Less: accumulated depreciation	(562,226)	(547,477)
For-sale condominiums	38,844	28,295
Assets held for sale, net of accumulated depreciation of $4,031 and
$4,035 at December 31, 2007 and 2006, respectively	24,576	15,645

Total real estate assets	2,111,612	2,028,580
Investments in and advances to unconsolidated real estate entities	23,036	32,794
Cash and cash equivalents	11,557	3,663
Restricted cash	5,642	5,203
Deferred charges, net	10,538	12,400
Other assets	105,756	34,007

Total assets	$2,268,141	$2,116,647

Liabilities and shareholders’ equity
Indebtedness	$1,059,066	$1,033,779
Accounts payable and accrued expenses	100,215	75,403
Dividend and distribution payable	19,933	19,886
Accrued interest payable	4,388	4,885
Security deposits and prepaid rents	11,708	9,915

Total liabilities	1,195,310	1,143,868

Minority interest of common unitholders in Operating Partnership	10,354	14,057
Minority interests in consolidated real estate entities	3,972	2,268

Total minority interests	14,326	16,325

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
43,825 and 43,603 shares issued, 43,825 and 43,486 shares outstanding at December 31, 2007 and 2006, respectively	438	436
Additional paid-in-capital	874,928	869,587
Accumulated earnings	189,985	97,567
Accumulated other comprehensive income (loss)	(3,962)	(3,490)

	1,061,418	964,129
Less common stock in treasury, at cost, 72 and 175 shares
at December 31, 2007 and 2006, respectively	(2,913)	(7,675)

Total shareholders’ equity	1,058,505	956,454

Total liabilities and shareholders’ equity	$2,268,141	$2,116,647

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Revenues
Rental	$290,975	$274,731	$257,141
Other property revenues	15,965	16,412	14,875
Other	602	402	255

Total revenues	307,542	291,545	272,271

Expenses
Property operating and maintenance (exclusive of items shown separately below)	141,142	133,490	124,754
Depreciation	66,371	65,687	68,795
General and administrative	21,337	18,502	18,307
Investment, development and other	7,063	6,424	4,711
Severance charges	—	—	796

Total expenses	235,913	224,103	217,363

Operating income	71,629	67,442	54,908
Interest income	822	1,261	661
Interest expense	(52,116)	(52,533)	(54,197)
Amortization of deferred financing costs	(3,297)	(3,526)	(4,661)
Gains (losses) on sales of real estate assets, net	100,015	12,881	(531)
Equity in income of unconsolidated real estate entities	1,556	1,813	1,767
Other income (expense)	(1,098)	2,592	5,267
Minority interest in consolidated property partnerships	(1,857)	(257)	(110)
Minority interest of common unitholders	(1,491)	(418)	226

Income from continuing operations	114,163	29,255	3,330

Discontinued operations
Income from discontinued property operations, net of minority interest	2,733	5,453	8,664
Gains on sales of real estate assets, net of minority interest	61,925	67,247	132,997
Loss on early extinguishment of indebtedness, net of minority interest	(122)	(486)	(3,043)

Income from discontinued operations	64,536	72,214	138,618

Net income	178,699	101,469	141,948
Dividends to preferred shareholders	(7,637)	(7,637)	(7,637)

Net income available to common shareholders	$171,062	$93,832	$134,311

Per common share data — Basic
Income (loss) from continuing operations (net of preferred dividends)	$2.45	$0.50	$(0.11)
Income from discontinued operations	1.48	1.69	3.45

Net income available to common shareholders	$3.93	$2.19	$3.34

Weighted average common shares outstanding — basic	43,491	42,812	40,217

Per common share data — Diluted
Income (loss) from continuing operations (net of preferred dividends)	$2.41	$0.50	$(0.11)
Income from discontinued operations	1.46	1.66	3.45

Net income available to common shareholders	$3.88	$2.15	$3.34

Weighted average common shares outstanding — diluted	44,129	43,594	40,217

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands, except per share data)

							Accumulated
					Additional		Other
	Preferred	Common	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Shares	Shares	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Shareholders’ Equity and Accumulated Earnings, December 31, 2004	2,900	40,164	$29	$401	$775,221	$25,075	$(8,668)	$(3,988)	$—	$788,070
Comprehensive income
Net income	—	—	—	—	—	141,948	—	—	—	141,948
Net change in derivatives, net of minority interest	—	—	—	—	—	—	5,559	—	—	5,559

Total comprehensive income										147,507
Proceeds from employee stock purchase, stock option and other plans	—	1,138	—	8	16,181	—	—	—	21,652	37,841
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	1,097	—	5	10,065	—	(1,099)	—	11,473	20,444
Stock-based compensation, net of minority interest	—	—	—	—	888	—	—	—	—	888
Restricted stock issuances, net of forfeitures	—	26	—	—	1,410	—	—	(1,004)	(406)	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,367	—	1,367
Treasury stock acquisitions	—	(1,031)	—	—	—	—	—	—	(34,400)	(34,400)
Dividends to preferred shareholders	—	—	—	—	—	(7,637)	—	—	—	(7,637)
Dividends to common shareholders ($1.80 per share)	—	—	—	—	—	(73,071)	—	—	—	(73,071)

Shareholders’ Equity and Accumulated
Earnings, December 31, 2005	2,900	41,394	29	414	803,765	86,315	(4,208)	(3,625)	(1,681)	881,009
Cumulative effect of application of SAB 108	—	—	—	—	—	(4,725)	—	—	—	(4,725)

Shareholders’ Equity and Accumulated Earnings, January 1, 2006	2,900	41,394	29	414	803,765	81,590	(4,208)	(3,625)	(1,681)	876,284
Comprehensive income
Net income	—	—	—	—	—	101,469	—	—	—	101,469
Net change in derivatives, net of minority interest	—	—	—	—	—	—	796	—	—	796

Total comprehensive income										102,265
Transition effect of adoption of SFAS 123R	—	—	—	—	(3,625)	—	—	3,625	—	—
Proceeds from employee stock purchase, stock option and other plans	—	1,462	—	15	53,458	—	—	—	(994)	52,479
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	697	—	7	13,133	—	(78)	—	—	13,062
Stock-based compensation, net of minority interest	—	42	—	—	2,856	—	—	—	—	2,856
Treasury stock acquisitions	—	(109)	—	—	—	—	—	—	(5,000)	(5,000)
Dividends to preferred shareholders	—	—	—	—	—	(7,637)	—	—	—	(7,637)
Dividends to common shareholders ($1.80 per share)	—	—	—	—	—	(77,855)	—	—	—	(77,855)

Shareholders’ Equity and Accumulated Earnings, December 31, 2006	2,900	43,486	$29	$436	$869,587	$97,567	$(3,490)	$—	$(7,675)	$956,454

Post Properties, Inc.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS (cont’d)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands, except per share data)

							Accumulated
					Additional		Other
	Preferred	Common	Preferred	Common	Paid-in	Accumulated	Comprehensive	Deferred	Treasury
	Shares	Shares	Stock	Stock	Capital	Earnings	Income (Loss)	Compensation	Stock	Total

Shareholders’ Equity and Accumulated Earnings, December 31, 2006	2,900	43,486	$29	$436	$869,587	$97,567	$(3,490)	$—	$(7,675)	$956,454
Comprehensive income
Net income	—	—	—	—	—	178,699	—	—	—	178,699
Net change in derivatives, net of minority interest	—	—	—	—	—	—	(458)	—	—	(458)

Total comprehensive income										178,241
Proceeds from employee stock purchase, stock option and other plans	—	187	—	1	(302)	—	—	—	4,929	4,628
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	235	—	1	1,581	—	(14)	—	3,527	5,095
Stock-based compensation, net of minority interest	—	—	—	—	4,062	—	—	—	—	4,062
Treasury stock acquisitions	—	(83)	—	—	—	—	—	—	(3,694)	(3,694)
Dividends to preferred shareholders	—	—	—	—	—	(7,637)	—	—	—	(7,637)
Dividends to common shareholders ($1.80 per share)	—	—	—	—	—	(78,644)	—	—	—	(78,644)

Shareholders’ Equity and Accumulated Earnings, December 31, 2007	2,900	43,825	$29	$438	$874,928	$189,985	$(3,962)	$—	$(2,913)	$1,058,505

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Cash Flows From Operating Activities
Net income	$178,699	$101,469	$141,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,440	68,967	76,248
Amortization of deferred financing costs	3,297	3,526	4,661
Minority interest of common unitholders in Operating Partnership	1,491	418	(226)
Minority interest in discontinued operations	902	1,399	7,325
Minority interest in consolidated entities	1,857	257	(239)
Gains on sales of real estate assets	(162,806)	(81,430)	(140,643)
Other expense (income)	1,123	(1,433)	(5,267)
Equity in income of unconsolidated entities	(1,556)	(1,813)	(1,634)
Distributions of earnings of unconsolidated entities	2,554	2,713	2,033
Deferred compensation	502	471	194
Stock-based compensation	4,118	2,910	2,293
Loss on early extinguishment of debt	124	495	2,264
Changes in assets, (increase) decrease in:
Other assets	(3,535)	(3,009)	(4,012)
Deferred charges	(177)	(129)	(1,082)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(497)	(594)	(2,199)
Accounts payable and accrued expenses	2,754	655	2,476
Security deposits and prepaid rents	1,354	(546)	2,621

Net cash provided by operating activities	97,644	94,326	86,761

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(262,958)	(239,428)	(112,527)
Net proceeds from sales of real estate assets	245,522	176,419	199,546
Proceeds from sale of other investments	—	898	5,267
Capitalized interest	(11,801)	(9,942)	(2,907)
Annually recurring capital expenditures	(11,110)	(11,145)	(9,921)
Periodically recurring capital expenditures	(8,451)	(5,964)	(4,508)
Community rehabilitation and other revenue generating capital expenditures	(13,074)	(10,641)	—
Corporate additions and improvements	(2,903)	(3,480)	(1,771)
Distributions from (investments in and advances to) unconsolidated entities	36,033	(2,125)	(5,846)
Note receivable collections and other investments	866	944	2,960

Net cash provided by (used in) investing activities	(27,876)	(104,464)	70,293

Cash Flows From Financing Activities
Lines of credit proceeds, net	148,362	7,534	50,631
Proceeds from indebtedness	—	190,000	100,000
Payments on indebtedness	(123,145)	(145,763)	(217,934)
Payments of financing costs	(894)	(3,971)	(1,211)
Treasury stock acquisitions	(3,694)	(5,000)	(34,400)
Proceeds from employee stock purchase and stock options plans	4,126	52,008	36,084
Capital contributions (distributions) of minority interests	656	(1,183)	283
Distributions to common unitholders	(1,156)	(1,685)	(4,060)
Dividends paid to preferred shareholders	(7,637)	(7,637)	(7,637)
Dividends paid to common shareholders	(78,492)	(76,912)	(72,523)

Net cash provided by (used in) financing activities	(61,874)	7,391	(150,767)

Net increase (decrease) in cash and cash equivalents	7,894	(2,747)	6,287
Cash and cash equivalents, beginning of period	3,663	6,410	123

Cash and cash equivalents, end of period	$11,557	$3,663	$6,410

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2007, the Company owned 22,578 apartment units in 63 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 2,266 apartment units in seven communities (and the expansion of one community) currently under construction and/or in lease-up. The Company is also developing and selling 535 for-sale condominium homes (including 137 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities, initially consisting of 349 units, into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2007, approximately 41.3%, 19.2%, 12.3% and 10.3% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2007, the Company had outstanding 43,825 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 98.9% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 470 at December 31, 2007 and represented a 1.1% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 98.6%, 98.1% and 95.0% for the years ended December 31, 2007, 2006 and 2005, respectively.

Possible business combination

On January 23, 2008, the Company announced that its Board of Directors had authorized management, working with financial and legal advisors, to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. The process commenced immediately after the announcement and is continuing. There can be no assurance that the process will result in any transaction leading into a business combination or other sale transaction.

Basis of presentation

The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN 46R, the entities are accounted for using the equity method of accounting (under the provisions of EITF No. 04-5). Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Cost capitalization

The Company capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment and condominium communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. Annually recurring capital expenditures are expenditures of a type that are expected to be incurred on an annual basis during the life of an apartment community, such as carpet, appliances and flooring. Periodically recurring capital expenditures are expenditures that generally occur less frequently than on an annual basis, such as major exterior projects relating to landscaping and structural improvements. Revenue generating capital expenditures are expenditures for the renovation of communities, the new installation of water sub-metering equipment and other property upgrade costs that enhance the rental value of such communities. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Company expenses as incurred interior and exterior painting of its operating communities, unless those communities are under rehabilitation.

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with apartment and condominium communities under development and construction. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December 31, 2007, 2006 and 2005 were approximately 6.6%, 6.6% and 6.5%, respectively. Internal personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

For cash flow statement purposes, the Company classifies capital expenditures for newly developed condominium communities and for condominium conversion communities in investing activities in the caption titled, “Construction and acquisition of real estate assets.” Likewise, the proceeds from the sales of such condominiums are included in investing activities in the caption titled, “Net proceeds from sales of real estate assets.”

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements — 20-40 years; furniture, fixtures and equipment — 5-10 years).

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

value of the asset to its estimated fair value. The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Company’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and/or sold. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities, the operating results, condominium revenues and associated gains are reflected in continuing operations (see discussion under “revenue recognition” below) and the net book value of the assets being converted into condominiums are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “For-sale condominiums.” In either case, subsequent to the classification of the assets as held for sale, no further depreciation expense is recorded.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144, gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Company also recognizes revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units at partial condominium communities are included in continuing operations.

For newly developed condominiums, the Company accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66 and the guidance provided by EITF 06-8. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66 and the guidance provided by EITF 06-8. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

under a binding real estate contract. As of December 31, 2007, all newly developed condominium projects are accounted for under the Completed Contract Method.

Long-term ground leases

The Company is party to six long-term ground leases associated with land underlying certain of the Company’s operating communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Beginning in 2005, the Company recognized ground lease expense on the straight-line method over the life of the ground lease for all ground leases with stated rent increases. The recognition of ground lease expense as incurred had historically not been materially different than the recognition of ground lease expense on a straight-line basis.

Apartment community acquisitions

In accordance with the provisions of SFAS No. 141, “Business Combinations,” the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets and liabilities (including mortgage indebtedness) as well as the intangible assets acquired in each transaction based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment are reflected in real estate assets, and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases and in-place leases are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 5 months to 18 months).

Stock-based compensation

Effective January 1, 2006, the Company accounts for stock-based compensation under the fair value method prescribed by SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.

In 2005, the Company accounted for stock-based compensation under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” which was applied on a prospective basis. The effect on the Company’s net income and net income per share had the fair value method of accounting been applied to all stock-based compensation in 2005 was not significant to the Company’s financial position or results of operations.

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company uses derivative financial instruments, interest rate swap and interest rate cap arrangements to manage or hedge its exposure to interest rate changes. The Company generally designates each derivative instrument as a hedge of specific interest expense cash flow exposure. Under SFAS No. 133, as amended, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, a shareholders’ equity account, until the hedged transactions are recognized in earnings. Quarterly, the Company evaluates the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges are recognized immediately in earnings.

Cash and cash equivalents

All investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted cash

Restricted cash is generally comprised of resident security deposits for apartment communities located in Florida, required maintenance reserves for certain communities located in Georgia and earnest money and escrow deposits associated with the Company’s for-sale condominium business.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Deferred financing costs

Deferred financing costs are amortized using the straight-line method, which approximates the interest method, over the terms of the related indebtedness.

Per share data

The Company reports both basic and diluted earnings per share. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the year, which are computed using the treasury stock method for outstanding stock options and non-vested awards. Common share equivalents are excluded from the computations in years in which they have an anti-dilutive effect.

Conversion of common units in the Operating Partnership

In accordance with the conclusions summarized in Emerging Issue Task Force, Issue No. 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts,” the Company accounts for the conversion of original sponsors’ common units in the Operating Partnership into shares of company common stock at the net book value of the minority interest acquired. These transactions result in a reduction in the minority interest of common unit holders in the Operating Partnership and a corresponding increase in shareholders’ equity in the accompanying consolidated balance sheet at the date of conversion. At December 31, 2007, the aggregate redemption value of the then outstanding common units of the Operating Partnership was not materially different than their net book value.

Use of estimates

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

New accounting pronouncements

In 2007 and 2006, several new accounting pronouncements were issued and the pronouncements with a potential impact on the Company in 2007 and in future periods and which are not discussed elsewhere in note 1 are discussed below.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Company’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria were required to be adjusted on the implementation date. Additionally, FIN 48 requires additional disclosure regarding the nature and amount of uncertain tax positions, if any. The Company implemented FIN 48 on January 1, 2007 and the adoption did not have a material impact on the Company’s financial position and results of operations (see note 8).

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in September 2006. SAB 108 requires that companies analyze the effect of financial statement misstatements on both their balance sheet and their income statement and contains guidance on correcting errors under this approach. The Company applied the guidance in SAB 108 on December 31, 2006 and, in accordance with the initial application provisions of SAB 108, adjusted retained earnings as of January 1, 2006. The adjustment was considered to be immaterial individually and in the aggregate in prior years based on the Company’s historical method of determining materiality. The application of SAB 108 resulted in a cumulative effect adjustment to record the prior period impact of accounting for two ground leases with scheduled rent increases on a straight-line basis during periods prior to January 1, 2005, and resulted in

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

an increase in consolidated real estate assets of approximately $3,900, an increase in consolidated liabilities of approximately $8,800 and a decrease in consolidated equity of approximately $4,900 ($4,700 net of minority interest).

SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value are also required. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Company does not expect that the adoption of SFAS No. 157 will have a material impact on the Company’s financial position and results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” was issued in February 2007. SFAS No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Company on January 1, 2008. The Company does not expect that the adoption of SFAS No. 159 will have a material impact on the Company’s financial position and results of operations.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for the Operating Partnership on January 1, 2009. The Operating Partnership is currently evaluating the potential impact of SFAS No. 160 on the Operating Partnership’s financial position and results of operations.

SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R will replace SFAS No. 141 on the date it becomes effective. SFAS No. 141R will require 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R will lead to the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. SFAS No. 141R is effective for the Company on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 141R on the Company’s financial position and results of operations.

2.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

Acquisitions

In July 2007, the Company acquired a 350-unit apartment community located in Orlando, Florida for approximately $75,200, including closing costs. Additionally, the Company plans to spend up to approximately $1,250 to improve the community (of which approximately $73 was incurred as of December 31, 2007). Aggregate acquisition costs were allocated to land ($17,500), building, improvements and equipment ($56,702) and identified lease related intangible assets ($998).

In March 2006, the Company acquired two apartment communities, containing 308 units, in Austin, Texas for approximately $46,400, including closing costs. Additionally, the Company incurred approximately $1,300 to improve the communities. The purchase price of these communities was allocated to the assets acquired based on their estimated fair values.

In July 2006, the Company acquired a 361-unit apartment community in suburban Washington D.C. for approximately $84,600, including the assumption of approximately $41,394 mortgage indebtedness and closing costs. The assumed mortgage note payable bears interest at a coupon rate of 6.1% (which approximated fair value), requires monthly principal and interest payments and matures in 2011. The Company may be required to pay additional purchase consideration of up to approximately $6,563 based on a share of the appreciation in the value of the property, if any, over approximately the next four years. The purchase price of this community was allocated to the assets and liabilities acquired based on their estimated fair values.

In October 2006, the Company acquired a 150-unit apartment community in Tampa, Florida for approximately $23,700, including closing costs. At the time of acquisition, the community was undergoing an extensive renovation program and was predominantly vacant. The Company incurred approximately $2,255 to complete the renovation of the community.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Lease-up of renovated units began in the fourth quarter of 2006. At December 31, 2007, the community was 80% occupied. The purchase price of this community was allocated to the assets acquired based on their estimated fair values.

In 2006, aggregate acquisition costs were allocated to land ($18,201), building improvements and equipment ($111,523), construction in progress ($23,723) and identified lease related intangible assets ($1,296). Aggregate liabilities assumed related to mortgage indebtedness, other payables and deposits totaled approximately $41,419. In June 2005, the Company acquired a 319-unit apartment community located in suburban Charlotte, NC for approximately $38,240, including closing costs and the reimbursement of a fee to terminate a loan commitment paid for by the seller. Additionally, the Company incurred additional costs of approximately $1,100 to improve the community. The purchase price of this community was allocated to the assets acquired based on their estimated fair values.

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At December 31, 2007, the Company had one community, containing 143 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $24,576, which represents the lower of their depreciated cost or fair value less costs to sell. At December 31, 2007, the Company also had portions of two communities that are being converted to condominiums, originally containing 349 units, and certain completed condominium units at newly developed condominium communities totaling $38,844 that are classified as for-sale condominiums on the accompanying consolidated balance sheet.

In 2007, the Company transferred three operating apartment communities to a newly formed unconsolidated entity in which the Company retained a 25% non-controlling interest, for aggregate proceeds of approximately $134,922. This transaction resulted in a gain on sale of real estate in continuing operations totaling approximately $81,268 for the year ended December 31, 2007. Additionally, the unconsolidated entity obtained mortgage financing secured by the apartment communities totaling approximately $126,724, of which approximately $31,681 was distributed to the Company. For the year ended December 31, 2007, gains on sales of real estate assets in continuing operations also included gains of $5,186 on the sale of land sites. For the year ended December 31, 2006, gains on sales of real estate assets in continuing operations included a gain of $503 on the sale of a land site.

In 2007, 2006 and 2005, income from continuing operations also included net gains from condominium sales activity at newly developed condominium projects and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Company expensed certain sales and marketing costs associated with pre-sale condominium communities and condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005

Condominium revenues	$77,458	$33,364	$—
Condominium costs and expenses	(63,897)	(20,986)	(531)

Gains (losses) on sales of condominiums, net	$13,561	$12,378	$(531)

In 2007, the Company retrospectively adjusted its consolidated financial statements for the years ended December 31, 2006 and 2005, to reflect three apartment communities classified as held for sale (two of which were sold in 2007) in 2007 under SFAS No. 144. The effect of the retrospective adjustment represented a $1,679 and $2,026 decrease in the Company’s previously reported income (loss) from continuing operations and a corresponding increase in income from discontinued operations for the years ended December 31, 2006 and 2005, respectively.

Under SFAS No. 144, the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the year ended December 31, 2007, income from discontinued operations included the results of operations of one apartment community classified as held for sale at December 31, 2007, three communities sold in 2007 through their sale dates and one condominium conversion

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

community through its sell out date in 2007. For the years ended December 31, 2006 and 2005, income from discontinued operations included the results of operations of the apartment community classified as held for sale at December 31, 2007, three apartment communities sold in 2007, two condominium conversion communities through their respective sell-out dates in 2007 and 2005 and the results of operations of nine apartment communities sold in 2006 and 2005 through their respective sale dates.

The revenues and expenses of these communities for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005

Revenues
Rental	$8,572	$20,065	$35,587
Other property revenues	676	1,914	3,408

Total revenues	9,248	21,979	38,995

Expenses
Property operating and maintenance (exclusive of items shown separately below)	3,890	8,951	16,496
Depreciation	1,069	3,280	7,452
Interest	1,517	4,189	6,862
Minority interest in consolidated property partnerships	—	—	(335)

Total expenses	6,476	16,420	30,475

Income from discontinued property operations before minority interest	2,772	5,559	8,520
Minority interest	(39)	(106)	144

Income from discontinued property operations	$2,733	$5,453	$8,664

In 2007, the Company recognized net gains in discontinued operations of $62,406 ($61,546, net of minority interest) from the sale of three communities containing 807 units. These sales generated net proceeds of approximately $90,893, of which a portion ($66,938) was held by an exchange intermediary at December 31, 2007 (and classified as other assets on the consolidated balance sheet), pending the completion of a tax deferred exchange. In 2006, the Company recognized net gains in discontinued operations of $68,324 ($67,026 net of minority interest) from the sale of three communities containing 1,340 units. These sales generated net proceeds of approximately $173,007, including $40,000 of secured indebtedness assumed by the purchasers. In 2005, the Company recognized net gains in discontinued operations of $124,425 ($117,593 net of minority interest) from the sale of six communities containing 3,047 units. These sales generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers.

Gains on sales of real estate assets included in discontinued operations also includes net gains from condominium sales at two condominium conversion communities for the years ended December 31, 2007, 2006 and 2005. The Company commenced condominium conversion activities in 2005. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005

Condominium revenues	$560	$7,322	$56,012
Condominium costs and expenses	(176)	(7,097)	(39,200)

Gains on condominium sales, before minority interest and income taxes	384	225	16,812
Minority interest	(5)	(4)	(814)
Provision for income taxes	—	—	(594)

Gains on condominium sales, net of minority interest	$379	$221	$15,404

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

In January 2008, the Company closed the sale of an apartment community, containing 143 units, for a gross sales price of $19,850. The sale completed the tax-deferred exchange transaction discussed above.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At December 31, 2007, the Company holds investments in five individual limited liability companies (the “Property LLCs”) with institutional investors and other entities. Three of the Property LLCs own apartment communities. A fourth Property LLC completed the sell out of a condominium conversion community in 2007 and the fifth Property LLC commenced construction in 2007 of a mixed-use development, consisting of for-sale condominiums and class A office space. The Company holds a 35% equity interest in two Property LLCs, each owning one apartment community, and the Property LLC that completed the condominium conversion and sale process. The Company holds a 25% interest in one Property LLC owning three apartment communities, and a 50% interest in the condominium portion of the Property LLC developing the mixed-use project.

In 2007, the Company’s investment in the 25% owned Property LLC resulted from the transfer of three previously owned apartment communities to the Property LLC co-owned with an institutional investor. The assets, liabilities and members’ equity of this Property LLC were recorded at fair value based on agreed-upon amounts contributed to the Property LLC. At December 31, 2007, the Company’s investment in the 25% owned Property LLC reflects a credit investment of $13,688 resulting primarily from distributions of financing proceeds in excess of the Company’s historical cost investment. The credit investment is reflected in consolidated liabilities on the Company’s consolidate balance sheet.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. At December 31, 2007, the Company’s investment in these Property LLCs totaled $23,036, excluding the credit investment discussed above. The excess of the Company’s investment over its equity in the underlying net assets of certain Property LLCs was approximately $5,812 at December 31, 2007. The excess investment related to Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment related to the Property LLC constructing condominiums will be recognized as additional costs as the condominiums are sold. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Company include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

	December 31,
Balance Sheet Data	2007	2006

Real estate assets, net of accumulated depreciation of $15,204 and $11,039, respectively	$325,705	$93,614
Assets held for sale, net	—	3,027
Cash and other	7,254	4,067

Total assets	$332,959	$100,708

Mortgage/construction notes payable	$214,549	$66,998
Other liabilities	5,541	1,107

Total liabilities	220,090	68,105
Members’ equity	112,869	32,603

Total liabilities and members’ equity	$332,959	$100,708

Company’s equity investment in Property LLCs(1)	$9,348	$16,883

(1)	At December 31, 2007, the Company’s equity investment is shown net of a credit investment of $13,688 discussed above.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

	Year ended December 31,
Income Statement Data	2007	2006	2005

Revenues
Rental	$17,998	$11,447	$10,789
Other property revenues	1,169	752	807
Other	121	47	33

Total revenues	19,288	12,246	11,629

Expenses
Property operating and maintenance	7,125	3,948	3,689
Depreciation and amortization	6,881	2,650	2,621
Interest	5,940	2,752	2,752

Total expenses	19,946	9,350	9,062

Income (loss) from continuing operations	(658)	2,896	2,567

Discontinued operations
Income (loss) from discontinued operations	39	(343)	(176)
Gains on sales of real estate assets, net	861	2,947	2,834
Loss on early extinguishment of debt	—	—	(273)

Income from discontinued operations	900	2,604	2,385

Net income	$242	$5,500	$4,952

Company’s share of net income	$1,556	$1,813	$1,767

Gains on real estate assets represent net gains from condominium sales at the condominium conversion community held by one of the Property LLCs. This Property LLC completed the sell out of the community in 2007. A summary of revenues and costs and expenses of condominium activities for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year ended December 31,
	2007	2006	2005

Condominium revenues	$4,592	$21,857	$15,098
Condominium costs and expenses	(3,731)	(18,910)	(12,264)

Gains on condominium sales, net	$861	$2,947	$2,834

At December 31, 2007, mortgage/construction notes payable include a $49,997 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in 2034. The note is callable by the lender in 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in 2008. Another mortgage note payable totaling $17,000 bears interest at a fixed rate of 4.04%, requires interest only payments and matures in 2008. Three additional mortgage notes were entered into in conjunction with the formation of the 25% owned Property LLC in 2007. Two notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The third mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

In July 2007, the Property LLC constructing the mixed-use development entered into a construction loan facility with an aggregate capacity of $187,128. At December 31, 2007, the construction loan had an outstanding balance of $20,829, bears interest at LIBOR plus 1.35% and matures in 2011. Under the terms of the construction loan facility, the Company and its 50% equity partner have jointly and severally guaranteed approximately $25,313 of the construction loan attributable to the condominium portion of the project. Additionally, the Company and its 50% equity partner have jointly and severally guaranteed certain debt service payments of the condominium portion of the loan not to exceed approximately $6,153 and all of the equity owners of the project, including the Company, have guaranteed the completion of the first building at the project.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

In 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party mortgage note payable of $16,392 through secured borrowings from the Company. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in 2005. In 2006, the mortgage note payable to the Company was retired from the proceeds of condominium sales. The mortgage note payable to the Company had a fixed rate component bearing interest at 4.28% and a variable rate component bearing interest at LIBOR at 1.90%.

4.	INDEBTEDNESS

At December 31, 2007 and 2006, the Company’s indebtedness consisted of the following:

				Maturity	December 31,
Description	Payment Terms	Interest Rate		Date	2007	2006

Senior Unsecured Notes	Int.	5.13%-7.70%		2010-2013	$535,000	$560,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575%	(1)	2010	245,000	95,000
Cash Management Line	N/A	LIBOR + 0.575%		2010	12,275	13,913

					257,275	108,913

Fixed Rate Secured Notes
FNMA	Prin. and Int.	6.15%	(2)	2029	94,000	95,600
Other	Prin. and Int.	4.27% - 6.50%		2009-2013	172,791	259,371

					266,791	354,971

Tax-Exempt Floating Rate
Secured Bonds	—	—		—	—	9,895

Total					$1,059,066	$1,033,779

(1)	Represents stated rate. At December 31, 2007, the weighted average interest rate was 5.63%.
(2)	Interest rate is fixed at 6.15%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

2008	$5,230
2009	76,618
2010	445,903	(1)
2011	141,431
2012	103,296
Thereafter	286,588

	$1,059,066

(1)	Includes outstanding balance on lines of credit totaling $257,275.

Debt issuances, retirements and modifications

2007

Upon their maturity in June 2007, the Company repaid $25,000 of 6.11% senior unsecured notes from available borrowings under its unsecured line of credit. In July 2007, the Company repaid $83,132 of secured mortgage notes with interest rates from 6.29% to 7.69% from borrowing under its unsecured line of credit. These mortgage notes were scheduled to mature in October 2007.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

In January 2008, the Company closed a $120,000 secured, fixed rate mortgage note payable. The note bears interest at 4.88%, requires interest only payments and matures in 2015. The note contains an automatic one year extension under which the interest rate converts to a variable rate, as defined.

2006

Upon their maturity in March 2006, the Company repaid $50,000 of 6.71% senior unsecured notes. In October 2006, the Company repaid $25,000 of 7.5% senior unsecured notes. Both notes were repaid from available borrowings under its unsecured lines of credit.

In April 2006, the Company closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note accrued interest at LIBOR plus 1.0%, was scheduled to mature in April 2008 and was pre-payable without penalty. In August 2006, this mortgage note was assumed by the purchaser of this community. As a result of this debt assumption, the Company recorded a loss on early extinguishment of indebtedness of $123 ($122 net of minority interest) related to the write-off of unamortized deferred financing costs.

In June 2006, the Company issued $150,000 of senior unsecured notes. The notes bear interest at 6.30% and mature in September 2013. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Company’s unsecured lines of credit.

In July 2006, in conjunction with an apartment community acquisition (see note 2 to the consolidated financial statements), the Company assumed a secured, fixed rate mortgage note payable with an outstanding balance of $41,394. The mortgage note bears interest at a coupon rate of approximately 6.1% (which approximated fair value), requires monthly principal and interest payments and matures in November 2011.

In December 2006, the Company repaid a $45,718, 6.8% secured mortgage note prior to its schedule maturity date in 2007. Also in December 2006, the Company repaid $18,600 of tax-exempt indebtedness associated with the sale of an apartment community. As a result of this debt retirement, the Company recorded a loss on the early extinguishment of debt of $372 ($365 net of minority interest) related to the write-off of deferred loan costs of $230 ($226 net of minority interest) relating to such retired indebtedness and a loss of $142 ($139 net of minority interest) due to the ineffectiveness of a related interest rate cap agreement.

Unsecured lines of credit

At December 31, 2007, the Company utilizes a $600,000, increased from $450,000 in November 2007, syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 17 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. In addition to customary restrictions, representations, covenants and events of default, the Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At December 31, 2007, the Company had issued letters of credit to third parties totaling $1,350 under this facility.

Additionally, at December 31, 2007, the Company had a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Interest paid

Interest paid (including capitalized amounts of $11,801, $9,942 and $2,907 for the years ended December 31, 2007, 2006 and 2005, respectively), aggregated $65,931, $67,257 and $66,234 for the years ended December 31, 2007, 2006 and 2005, respectively.

Pledged assets and other

The aggregate net book value at December 31, 2007 of property pledged as collateral for indebtedness amounted to approximately $333,128. The Company’s senior unsecured notes, Syndicated Line and certain of its secured mortgage arrangements contain customary restrictions, representations, covenants, and events of default, including fixed charge coverage and maximum leverage ratios.

5.	DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,
	2007	2006

Deferred financing costs	$17,041	$18,073
Other	5,677	5,501

	22,718	23,574
Less: accumulated amortization	(12,180)	(11,174)

	$10,538	$12,400

6.	SHAREHOLDERS’ EQUITY

Preferred Stock

At December 31, 2007, the Company had two outstanding series of cumulative redeemable preferred stock with the following characteristics:

						Approximate
		Liquidation	Optional	Redemption	Stated	Dividend
	Outstanding	Preference	Redemption	Price(1)	Dividend	Rate
Description	Shares	(per share)	Date(1)	(per share)	Yield	(per share)

Series A	900	$50.00	10/01/26	$50.00	8.5%	$4.25
Series B	2,000	$25.00	(2)	$25.00	7.625%	$1.91

(1)	The preferred stock is redeemable, at the Company’s option, for cash.
(2)	The Series B preferred stock became redeemable at the Company’s option on October 28, 2007.

Common Stock Purchases

In 2007, the Company repurchased 83 shares of its common stock totaling approximately $3,694 pursuant to a stock purchase plan meeting the requirements of Rule 10b5-1 under the Exchange Act. These shares were purchased under a board of directors approved plan which allows the Company to repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2008.

In 2006 and 2005, the Company repurchased approximately 109 and 1,031 shares, respectively, of its common stock at an aggregate cost of $5,000 and $34,400, respectively, pursuant to stock purchase plans meeting the requirements of Rule 10b5-1 under the Exchange Act. These shares were purchased under a previous board of directors approved plan.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Computation of Earnings Per Common Share

In 2007, 2006 and 2005, basic and diluted earnings per common share for income (loss) from continuing operations available to common shareholders has been computed as follows:

	Year Ended December 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$114,163
Less: Preferred stock dividends	(7,637)

Basic EPS
Income from continuing operations available to common shareholders	106,526	43,491	$2.45

Effect of dilutive securities
Stock options and awards	—	638

Diluted EPS
Income from continuing operations available to common shareholders	$106,526	44,129	$2.41

	Year Ended December 31,
	2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$29,255
Less: Preferred stock dividends	(7,637)

Basic EPS
Income from continuing operations available to common shareholders	21,618	42,812	$0.50

Effect of dilutive securities
Stock options and awards	—	782

Diluted EPS
Income from continuing operations available to common shareholders	$21,618	43,594	$0.50

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

	Year Ended December 31,
	2005
	Income	Shares		Per-Share
	(Numerator)	(Denominator)		Amount

Income from continuing operations	$3,330
Less: Preferred stock dividends	(7,637)

Basic EPS
Loss from continuing operations available to common shareholders	(4,307)	40,217		$(0.11)

Effect of dilutive securities
Stock options and awards	—	—	(1)

Diluted EPS
Loss from continuing operations available to common shareholders	$(4,307)	40,217		$(0.11)

(1)	For the year ended December 31, 2005, the potential dilution from the Company’s outstanding stock options and awards of 400 shares was antidilutive to the loss from continuing operations per share calculation. As such, this amount was excluded from weighted average shares.

In 2007, 2006 and 2005, stock options to purchase 200, 0 and 3,534 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as these options were antidilutive.

7.	SEVERANCE COSTS

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. In 2007 and 2005, the Company recorded additional expenses of $283 and $796, respectively, relating to changes in the estimated future costs of certain benefits granted to former executive officers under such agreements. These estimated future cost increases primarily related to increased fuel and other operating costs and expenses associated with certain fractional aircraft benefits provided to such executives.

The following table summarizes the activity relating to the accrued severance charges for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Accrued severance charges, beginning of year	$12,832	$14,325	$15,317
Severance charges	283	—	796
Payments for period	(2,640)	(2,341)	(2,694)
Interest accretion	740	848	906

Accrued severance charges, end of year	$11,215	$12,832	$14,325

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (six to nine years).

8.	INCOME TAXES

The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must distribute annually at least 90% of its adjusted taxable income, as defined in the Code, to its shareholders and satisfy certain other organizational and operating requirements. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to federal income tax at the corporate level on the taxable income it distributes to its shareholders. Should the Company fail to qualify as a REIT in any tax year, it may be subject to federal income taxes at regular corporate rates (including any applicable alternative

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. The Company may be subject to certain state and local taxes on its income and property, and to federal income taxes and excise taxes on its undistributed taxable income.

In 2007, other expenses on the consolidated statement of operations included income tax expense of approximately $560 relating to estimated alternative minimum tax. The alternative minimum tax results from the expected utilization of net operating loss carryforwards generated by the Company in prior years.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and December 31, 2007, the Company’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Company does not expect any significant change in this unrecognized tax benefit in 2008. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the year ended December 31, 2007 and at December 31, 2007 were not material to the Company’s results of operations, cash flows or financial position.

The Company and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2004 through 2006. Net income tax loss carryforwards and other tax attributes generated in years prior to 2004 are also subject to challenge in any examination of the 2004 to 2006 tax years.

Reconciliation of net income to taxable income

As discussed in note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income and capital gains based on its weighted average ownership, adjusted for certain specially allocated items. All adjustments to net income in the table below are net of amounts attributable to minority interests and taxable REIT subsidiaries. A reconciliation of net income to taxable income for the years ended December 31, 2007, 2006 and 2005 is detailed below.

	2007	2006	2005
	(Estimate)	(Actual)	(Actual)

Net income	$178,699	$101,469	$141,948
Add (subtract) net loss (income) of taxable REIT subsidiaries	709	2,537	(6,882)

Adjusted net income	179,408	104,006	135,066
Book/tax depreciation difference	(7,051)	(4,325)	(1,354)
Book/tax difference on gains from real estate sales	(65,134)	(41,909)	(15,747)
Book/tax difference on stock-based compensation	198	(13,304)	(5,454)
Other book/tax differences, net	(1,570)	(7,563)	1,990

Taxable income before allocation of taxable capital gains	105,852	36,905	114,501
Income taxable as capital gains	(87,907)	(34,756)	(116,760)

Taxable ordinary income (loss)	$17,945	$2,149	$(2,259)

Estimated taxable ordinary income for 2007 is expected to be offset by a net operating loss carryforward, effectively eliminating the amount of 2007 dividend treated as ordinary income to the shareholders.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Income tax characterization of dividends

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital. A summary of the income tax characterization of the Company’s dividends paid per common share is as follows for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Capital gains	$1.38	76.6%	$0.87	48.5%	$0.99	55.1%
Unrecaptured Section 1250 gains	0.42	23.4%	0.86	48.1%	0.81	44.9%
Ordinary income	—	—	0.06	3.2%	—	—
Return of capital	—	—	0.01	0.3%	—	—

	$1.80	100.0%	$1.80	100.0%	$1.80	100.0%

The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

As of December 31, 2007, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was lower than the net assets as reported in the Company’s consolidated financial statements by $192,919.

Taxable REIT subsidiaries

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. The components of income tax expense, significant deferred tax assets and liabilities and a reconciliation of the TRS income tax expense to the statutory federal rate are reflected in the tables below.

Income tax expense of the TRSs for the years ended December 31, 2007, 2006 and 2005 is comprised of the following:

	2007	2006	2005

Current tax expense
Federal	$900	$—	$251
State	110	—	343

	1,010	—	594

Deferred tax expense
Federal	(900)	—	—
State	(110)	—	—

	(1,010)	—	—

Total income tax expense	—	—	594
Income tax expense — discontinued operations	—	—	(594)

Income tax expense — continuing operations	$—	$—	$—

In 2007, the Company recognized a deferred tax benefit of $1,010 to offset estimated current income tax expense based on a determination that such deferred tax assets are realizable through the ability of such deferred assets to generate carryback claims to prior years or to offset future income taxes payable. In 2005, income tax expense was allocated to discontinued operations as the taxable income of the TRSs resulted from condominium sales activities which are reported in discontinued operations. Net valuation allowances increased approximately $214 and $1,309 in 2007 and 2006, respectively. Aggregate valuation allowances at December 31, 2007 and 2006 are reflected in the table below.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

The components of the TRSs’ deferred income tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006

Deferred tax assets
Deferred interest	$2,649	$1,761
Accrued liabilities	1,154	512
Cost capitalization/recognition	864	260
Real estate asset basis differences	—	1,106
Other	297	101

	4,964	3,740

Deferred tax liabilities
Amortization	(797)	(797)

	(797)	(797)

Net deferred tax assets, before valuation allowances	4,167	2,943
Valuation allowances	(3,157)	(2,943)

Net deferred tax assets (liabilities)	$1,010	$—

At December 31, 2007, management had established valuation allowances against the above listed net deferred tax assets due primarily to historical losses at the TRSs’ in years prior to 2007 and the variability of the income of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

A reconciliation of income tax expense for 2005 of the TRSs to the federal statutory rate is detailed below. As reflected above, 2005 income tax expense was allocated to discontinued operations.

2005

Federal tax rate	35%
State income tax, net of federal benefit	4
Federal alternative minimum taxes	3
Change in valuation allowance of deferred tax assets	(35)

7%

9.	STOCK-BASED COMPENSATION PLANS

Stock Compensation Plans

Effective January 1, 2006, the Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). For stock-based compensation granted prior to 2006, the Company accounted for stock-based compensation under the fair value method prescribed by SFAS No. 123. Other than the required modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures, the adoption of SFAS 123R did not have a material impact on the Company’s accounting for stock-based compensation. In years prior to 2006, the Company used a policy of recognizing the effect of award forfeitures as they occurred. Under SFAS No. 123R, such award forfeitures are recognized based on an estimate of the number of awards expected to be forfeited during the estimated service period. The cumulative impact of this modification on awards granted prior to 2006 was $172 and the amount was reflected as a reduction of compensation expense for the year ended December 31, 2006.

Incentive Stock Plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”). Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At December 31, 2007, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,455.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2007	2006	2005

Dividend yield	3.8%	4.4%	5.5%
Expected volatility	18.1%	17.5%	17.1%
Risk-free interest rate	4.8%	4.3%	3.1%
Expected option life	5 years	5 years	5 years

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

In 2007, 2006 and 2005, the Company granted stock options to purchase 199, 311 and 277 shares, respectively, of Company common stock to Company officers and directors, of which 28, 50 and 50 shares, respectively, were granted to the Company’s non-executive chairman of the board. In 2007, 2006 and 2005, the Company recorded compensation expense related to stock options of $1,523 ($1,502 net of minority interest), $1,100 ($1,079 net of minority interest) and $761 ($723 net of minority interest), respectively, recognized under the fair value method. In 2006, such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $60, as discussed above. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans in 2007, 2006 and 2005, is presented below.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	2,375	$33	3,534	$34	4,491	$33
Granted	199	48	311	41	277	33
Exercised	(108)	36	(1,462)	36	(1,105)	33
Forfeited	(11)	41	(8)	35	(129)	30

Outstanding at end of year	2,455	34	2,375	33	3,534	34

Options exercisable at year-end	1,797	33	1,447	33	2,437	36

Weighted-average fair value of options granted during the year	$7.22		$4.91		$2.73

At December 31, 2007, there was $1,627 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.1 years. The total intrinsic value of stock options exercised in 2007, 2006 and 2005 was $1,397, $13,775 and $6,111, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at December 31, 2007 were $8,453, $6,728 and $8,295, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and excepted to vest at December 31, 2007, were 5.3 years, 4.4 years and 5.3 years, respectively. Stock options expected to vest at December 31, 2007 totaled 2,416 at a weighted average exercise price of approximately $34.01.

At December 31, 2007, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,387 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.17 and a weighted average remaining contractual life of 5.2 years. Of these outstanding

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

options, 1,132 were exercisable at December 31, 2007 at a weighted average exercise price of $29.36. In addition, there were 1,068 options outstanding with exercise prices ranging from $36.47 to $48.00. These options had a weighted average exercise price of $40.32 and a weighted average remaining contractual life of 5.4 years. Of these outstanding options, 665 were exercisable at December 31, 2007 at a weighted average exercise price of $38.04.

In 2007, 2006 and 2005, the Company granted 61, 42 and 35 shares of restricted stock, respectively, to Company officers and directors, of which 4, 5 and 6 shares in 2007, 2006 and 2005, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares granted in 2007, 2006 and 2005 was $45.61, $40.61 and $33.74 per share, respectively. The total value of the restricted share grants in 2007, 2006 and 2005 were $2,791, $1,701 and $1,173, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $2,434 ($2,402 net of minority interest), $1,651 ($1,620 net of minority interest) and $1,367 ($1,298 net of minority interest) in 2007, 2006 and 2005, respectively. In 2006, such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $112, as discussed above.

A summary of the activity related to the Company’s restricted stock in 2007 and 2006 is presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Unvested shares, beginning or period	125	$31	140	$28
Granted	61	46	42	41
Vested	(66)	36	(57)	32
Forfeited	(1)	42	—	—

Unvested shares, end of period	119	35	125	$31

At December 31, 2007, there was $3,597 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.6 years. The total intrinsic value of restricted shares vested in 2007, 2006 and 2005 was $2,680, $2,606 and $1,845, respectively. In years prior to 2006, the annual value of the restricted share grants was initially reflected in shareholders’ equity as additional paid-in capital and as deferred compensation, a contra-shareholders’ equity account. In conjunction with the adoption of SFAS No. 123R, the unamortized deferred compensation balance of $3,625 was reclassified to additional paid-in-capital.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) under a plan approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $160, $159 and $171 in 2007, 2006 and 2005, respectively.

10.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2007 and 2006 (5% in 2005). Company contributions of $896, $911 and $691 were made to the 401K Plan in 2007, 2006 and 2005, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Company is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, four ground leases expiring in 2012, 2038, 2066 and 2074 for four separate operating communities and to

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2007, are as follows:

2008	$1,863
2009	1,729
2010	1,755
2011	1,785
2012	1,820
2013 and thereafter	$150,737

The Company incurred $6,948, $6,421 and $6,309 of rent expense, including rent expense under short-term rental and lease arrangements, in 2007, 2006 and 2005, respectively.

Legal proceedings

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery is being conducted by both parties. On October 29, 2007, the court granted, in part, ERC’s motion to amend the scheduling order and expand the time permitted for discovery and filing of dispositive motions. As a result, the cutoff for fact discovery was extended to February 29, 2008 with the end of all briefing on dispositive motions set for August 11, 2008. On January 29, 2008, the Operating Partnership and ERC agreed to an extension of discovery dates to accommodate further depositions and inspections. Under the agreement, which must be approved by the court, fact discovery will be completed by April 30, 2008, expert discovery will be completed by August 29, 2008, and summary judgment briefing will be completed by November 10, 2008. No trial date has been set. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

12.	RELATED PARTY TRANSACTIONS

In 2007, 2006 and 2005, the Company held investments in Property LLC’s accounted for under the equity method of accounting (see note 3). In 2007, 2006 and 2005, the Company recorded, before elimination of the Company’s equity interests, project management fees, property management fees and expense reimbursements (primarily personnel costs) of approximately $2,591, $1,537 and $1,781, respectively, from these related companies. Additionally in 2007, 2006 and 2005, the Company earned interest under loans to unconsolidated entities totaling $449, $860 and $437, respectively. The Company portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

At December 31, 2007 and 2006, the Company had outstanding loan balances to certain current and former company executives totaling $1,120 and $1,268, respectively. These loans mature ten years from their issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares. Additionally, at December 31, 2007 and 2006, the Company had outstanding an additional loan to a company

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

executive totaling $400 and $500, respectively. This loan bears interest at 6.32% per annum. If the executive continues to be employed by the Company, the loan will be forgiven annually over a ten year period, as defined in the agreement. The annual loan forgiveness under this loan and other similar loans outstanding in prior years of $100, $100 and $140 was recorded as compensation expense in 2007, 2006 and 2005, respectively.

13.	DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2007, the Company had an outstanding interest rate swap agreement with a notional value of approximately $93,890 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Company’s Federal National Mortgage Association variable rate debt. This swap was entered into in 2006 following the termination of a prior swap arrangement discussed below. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. At December 31, 2007 and 2006, the fair value of the interest rate swap agreement represented a liability of $2,224 and $564, respectively, and the liabilities were included in consolidated liabilities in the accompanying consolidated balance sheets. The changes in the fair value of this cash flow hedge was recorded as a change in accumulated other comprehensive income (loss), a shareholders’ equity account, in the accompanying consolidated balance sheet.

In the early 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement of $1,655 through its termination date in 2006 was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Company is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in shareholders’ equity, over the remaining life of the swap through 2009. Total amortization expense related to this swap was $1,123 and $1,116 for the years ended December 31, 2007 and 2006. The swap arrangement was terminated in 2006 through a $2,448 termination payment to the swap counterparty.

At December 31, 2007 and 2006, the Company had outstanding an interest rate cap agreement with a financial institution with a notional value of $28,495. Through mid-December 2006, this interest rate cap agreement was a cash flow hedge that provided a fixed interest ceiling at 5% for the Company’s variable rate, tax-exempt borrowings aggregating $28,495. As a result of the repayment of tax-exempt indebtedness in December 2006 and December 2007, portions of this interest rate cap arrangement with notional amounts of $18,600 and $9,895, respectively, associated with this indebtedness became ineffective for accounting purposes. In 2006, the Company recognized a loss of approximately $142 ($139 net of minority interest) due to such ineffectiveness. In 2007, no loss was recognized due to such ineffectiveness as the cost of the interest rate cap arrangement was fully amortized though December 31, 2007. The interest rate cap arrangement expired in February 2008 with no change in its $0 fair value from December 31, 2007.

In 2005, in connection with the sale of three communities discussed in note 2 above, the Company sold its interest in interest rate cap agreements with notional values of $81,560 for aggregate proceeds of $17 and realized losses of $955 ($901 net of minority interest) that were included in the loss on early extinguishment of indebtedness associated with asset sales on the accompanying statement of operations.

The impact of the change in the value of the derivatives on comprehensive income (loss) is included in the statement of shareholders’ equity. Amounts reported in accumulated other comprehensive income related to these derivatives will be reclassified to interest expense as schedule interest payments are made on the Company’s hedged indebtedness. At December 31, 2007, the Company estimates that $2,345 will be reclassified from accumulated other comprehensive income as an increase in interest expense during the next twelve months.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The disclosures of estimated fair value of financial instruments were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2007. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2007, the fair value of fixed rate debt was approximately $726,614 (carrying value of $707,791) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements. At December 31, 2006, the fair value of fixed rate debt was approximately $828,983 (carrying value of $819,371) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements.

In order to manage the impact of interest rate changes on earnings and cash flow, the Company entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in note 1, these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133, as amended. At December 31, 2007, the carrying amounts of the interest rate swap arrangement represented a net liability totaling $2,224 and the interest rate cap arrangement had no value. At December 31, 2006, the carrying amounts of the interest rate swap arrangement represented a net liability totaling $564 and the interest rate cap arrangement had no value.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2007. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

15.	SEGMENT INFORMATION

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2006. The segment information for the years ended December 31, 2006 and 2005 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2007 to discontinued operations under SFAS No. 144 (see note 2).

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Development, rehabilitation and lease-up communities — those apartment communities that are under development, rehabilitation and lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Condominium conversion and other communities — those portions of existing apartment communities being converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations under SFAS No. 144 (see note 1).

•	Acquired communities — those communities acquired in the current or prior year.

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

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

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

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income in 2007, 2006 and 2005. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year Ended December 31,
	2007	2006	2005

Revenues
Fully stabilized communities	$244,537	$233,637	$219,973
Development, rehabilitation and lease-up communities	14,972	9,545	10,438
Condominium conversion and other communities	9,810	17,281	19,989
Acquired communities	13,760	7,027	—
Other property segments	23,861	23,653	21,616
Other	602	402	255

Consolidated revenues	$307,542	$291,545	$272,271

Contribution to Property Net Operating Income
Fully stabilized communities	$152,200	$145,346	$135,511
Development, rehabilitation and lease-up communities	6,908	4,254	6,077
Condominium conversion and other communities	5,457	9,811	13,144
Acquired communities	8,256	3,929	—
Other property segments, including corporate management expenses	(7,023)	(5,687)	(7,470)

Consolidated property net operating income	165,798	157,653	147,262

Interest income	822	1,261	661
Other revenues	602	402	255
Minority interest in consolidated property partnerships	(1,857)	(257)	(110)
Depreciation	(66,371)	(65,687)	(68,795)
Interest expense	(52,116)	(52,533)	(54,197)
Amortization of deferred financing costs	(3,297)	(3,526)	(4,661)
General and administrative	(21,337)	(18,502)	(18,307)
Investment and development	(7,063)	(6,424)	(4,711)
Severance charges	—	—	(796)
Gains (losses) on sales of real estate assets, net	100,015	12,881	(531)
Equity in income of unconsolidated real estate entities	1,556	1,813	1,767
Other income (expense)	(1,098)	2,592	5,267
Minority interest of common unitholders	(1,491)	(418)	226

Income from continuing operations	114,163	29,255	3,330
Income from discontinued operations	64,536	72,214	138,618

Net income	$178,699	$101,469	$141,948

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2007, 2006 and 2005 were as follows:

In 2007, the Company sold two apartment communities and the net proceeds totaling $66,938 were held by an exchange intermediary at December 31, 2007, pending the completion of a tax deferred exchange. In 2006, the Company sold an apartment community subject to $40,000 of secured mortgage indebtedness assumed by the purchaser. In 2005, the Company sold three apartment communities subject to $81,560 of tax-exempt mortgage indebtedness assumed by the purchasers. Additionally in 2006, the Company acquired an apartment community for cash and the assumption of secured mortgage indebtedness totaling $41,394. These transactions were excluded from the cash flow statement as non-cash transactions.

In 2007, the Company amortized approximately $1,123 ($1,108 net of minority interest) of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). Other than the amortization discussed herein, in 2007, the Company’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $1,637, net of minority interest. In 2006, the Company amortized approximately $1,116 ($1,095 net of minority interest) of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). In addition in 2006, the Company recognized a non-cash loss of $142 ($139 net of minority interest) through a reduction of accumulated other comprehensive losses as a result of the ineffectiveness of an interest rate cap arrangement (see note 13). Other than the amortization and loss discussed herein, in 2006, the Company’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $299, net of minority interest. In 2005, the Company’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in shareholders’ equity of $5,559, net of minority interest.

In 2007, 2006 and 2005 Common Units in the Operating Partnership totaling 235, 697 and 1,097, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to minority interest for the impact of the Company’s employee stock purchase and stock options plans, decreased minority interest and increased shareholders’ equity in the amounts of $5,095, $13,062 and $20,444 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Operating Partnership committed to distribute $19,933, $19,886 and $19,257 for the quarters ended December 31, 2007, 2006 and 2005, respectively. As a result, the Company declared dividends of $19,721, $19,569 and $18,626 for the quarters ended December 31, 2007, 2006 and 2005, respectively. The remaining distributions from the Operating Partnership in the amount of $212, $317 and $631 for the quarters ended December 31, 2007, 2006 and 2005, respectively, are distributed to minority interest unitholders in the Operating Partnership.

In 2007, 2006 and 2005, the Company issued common shares for director compensation, totaling $502, $471 and $194, respectively. In 2005, under an amended and restated deferred compensation plan for directors and officers, Company common shares were issued to the plan in settlement of the Company’s variable obligation relating to changes in the value of its common shares due the directors under the prior deferred compensation plan. This 2005 common share issuance totaling $1,568 and the additional stock issuances in 2005, 2006 and 2007 were non-cash transactions.

In 2007, 2006 and 2005, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $1,411, $339 and $760, respectively.

17.	OTHER INCOME (EXPENSE)

In 2007, other expense primarily included estimated state franchise and other taxes. Franchise taxes of approximately $694 are associated with new margin-based taxes in Texas that were effective in 2007. Income tax expense recorded by the Company of approximately $560 in 2007 is discussed in note 8. In 2006, other income primarily included a gain on the sale of marketable securities of $573, an additional gain on sale of a technology investment of $325 resulting from the receipt of previously escrowed proceeds under the prior year sale (see below) and additional income totaling $1,655

Post Properties, Inc.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except per share data)

resulting from the net increase in the market value of an ineffective cash flow hedge prior to its termination. In 2005, the Company sold its investment in a technology company, and recognized a gain of $5,267.

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Under SFAS No. 144, as further discussed in note 2, the operating results of apartment communities classified as held for sale were included in discontinued operations in the accompanying statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which in the first and second quarters of 2007 differ from the presentation of discontinued operations included in the Company’s previously issued financial statements included in its quarterly reports on Form 10-Q filed in 2007. Quarterly financial information for the years ended December 31, 2007 and 2006, as revised to reflect the change discussed above, was as follows:

	Year Ended December 31, 2007
	First	Second	Third	Fourth

Revenues	$75,360	$76,065	$78,011	$78,106

Income (loss) from continuing operations	6,890	63,397	9,947	33,929
Income from discontinued operations	17,581	540	1,102	45,313

Net income	24,471	63,937	11,049	79,242
Dividends to preferred shareholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income available to common shareholders	$22,562	$62,027	$9,140	$77,333

Earnings per common share:
Net income available to common shareholders — basic	$0.52	$1.43	$0.21	$1.77
Net income available to common shareholders — diluted	$0.51	$1.40	$0.21	$1.76

	Year Ended December 31, 2006
	First	Second	Third	Fourth

Revenues	$70,146	$72,160	$74,709	$74,530

Income from continuing operations	3,417	12,106	7,019	6,713
Income from discontinued operations	1,384	1,878	28,782	40,170

Net income	4,801	13,984	35,801	46,883
Dividends to preferred shareholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income available to common shareholders	$2,892	$12,074	$33,892	$44,974

Earnings per common share:
Net income available to common shareholders — basic	$0.07	$0.28	$0.79	$1.04
Net income available to common shareholders — diluted	$0.07	$0.28	$0.77	$1.02

In the first, second and fourth quarters of 2007, net income increased primarily due to gains on sales of apartment communities and gains on the sales of 75% interests in certain apartment communities to an unconsolidated entity (see note 2) during those periods. In the third and fourth quarters of 2006, net income increased primarily due to gains on sales of apartment communities during those periods.

Post Properties, Inc.

Post Apartment Homes, L.P.
Consolidated Financial Statements
December 31, 2007 and 2006

Post Apartment Homes, L.P.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Apartment Homes, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Apartment Homes, L.P., including the Partnership’s principal executive officer and principal financial officer, Partnership management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control — Integrated Framework, the management of Post Apartment Homes, L.P. concluded that its internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Apartment Homes, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Post Apartment Homes, L.P.:

We have audited the accompanying consolidated balance sheets of Post Apartment Homes, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Operating Partnership’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Operating Partnership’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As described in Note 1 to the consolidated financial statements, the Operating Partnership adopted SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective December 31, 2006.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 28, 2008

Post Apartment Homes, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of Post Apartment Homes, L.P.:

In our opinion, the consolidated statements of operations, partners’ equity and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Post Apartment Homes, L.P. and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the summary of activity for real estate investments and accumulated depreciation included in the financial statement schedule for the year ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the summary of activity for real estate investments and accumulated depreciation included in the financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 15, 2006, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of discontinued operations discussed in Note 2 and as it relates to the effects of changes in segment reporting categories discussed in Note 15, as to which the date is February 28, 2008

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per unit data)

	December 31,
	2007	2006

Assets
Real estate assets
Land	$276,680	$278,448
Building and improvements	1,840,563	1,821,123
Furniture, fixtures and equipment	204,433	204,318
Construction in progress	134,125	135,428
Land held for future development	154,617	92,800

	2,610,418	2,532,117
Less: accumulated depreciation	(562,226)	(547,477)
For-sale condominiums	38,844	28,295
Assets held for sale, net of accumulated depreciation of $4,031 and $4,035 at December 31, 2007 and 2006, respectively	24,576	15,645

Total real estate assets	2,111,612	2,028,580
Investments in and advances to unconsolidated real estate entities	23,036	32,794
Cash and cash equivalents	11,557	3,663
Restricted cash	5,642	5,203
Deferred charges, net	10,538	12,400
Other assets	105,756	34,007

Total assets	$2,268,141	$2,116,647

Liabilities and partners’ equity
Indebtedness	$1,059,066	$1,033,779
Accounts payable and accrued expenses	100,215	75,403
Distribution payable	19,933	19,886
Accrued interest payable	4,388	4,885
Security deposits and prepaid rents	11,708	9,915

Total liabilities	1,195,310	1,143,868

Minority interests in consolidated real estate entities	3,972	2,268

Commitments and contingencies
Partners’ equity Preferred units	95,000	95,000
Common units General partner	11,329	10,341
Limited partner	966,535	868,711
Accumulated other comprehensive income (loss)	(4,005)	(3,541)

Total partners’ equity	1,068,859	970,511

Total liabilities and partners’ equity	$2,268,141	$2,116,647

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)

	Year Ended December 31,
	2007	2006	2005

Revenues
Rental	$290,975	$274,731	$257,141
Other property revenues	15,965	16,412	14,875
Other	602	402	255

Total revenues	307,542	291,545	272,271

Expenses
Property operating and maintenance (exclusive of items shown separately below)	141,142	133,490	124,754
Depreciation	66,371	65,687	68,795
General and administrative	21,337	18,502	18,307
Investment, development and other	7,063	6,424	4,711
Severance charges	—	—	796

Total expenses	235,913	224,103	217,363

Operating income	71,629	67,442	54,908
Interest income	822	1,261	661
Interest expense	(52,116)	(52,533)	(54,197)
Amortization of deferred financing costs	(3,297)	(3,526)	(4,661)
Gains (losses) on sales of real estate assets, net	100,015	12,881	(531)
Equity in income of unconsolidated real estate entities	1,556	1,813	1,767
Other income (expense)	(1,098)	2,592	5,267
Minority interest in consolidated property partnerships	(1,857)	(257)	(110)

Income from continuing operations	115,654	29,673	3,104

Discontinued operations
Income from discontinued property operations	2,772	5,559	8,520
Gains on sales of real estate assets	62,790	68,549	140,643
Loss on early extinguishment of indebtedness	(124)	(495)	(3,220)

Income from discontinued operations	65,438	73,613	145,943

Net income	181,092	103,286	149,047
Distributions to preferred unitholders	(7,637)	(7,637)	(7,637)

Net income available to common unitholders	$173,455	$95,649	$141,410

Per common unit data — Basic
Income (loss) from continuing operations (net of preferred distributions)	$2.45	$0.50	$(0.11)
Income from discontinued operations	1.48	1.69	3.45

Net income available to common unitholders	$3.93	$2.19	$3.34

Weighted average common units outstanding — basic	44,101	43,645	42,353

Per common unit data — Diluted
Income (loss) from continuing operations (net of preferred distributions)	$2.41	$0.50	$(0.11)
Income from discontinued operations	1.46	1.66	3.45

Net income available to common unitholders	$3.88	$2.15	$3.34

Weighted average common units outstanding — diluted	44,738	44,427	42,353

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands, except per unit data)

						Accumulated
				Common Units		Other
	Preferred	Common	Preferred	General	Limited	Comprehensive
	Units	Units	Units	Partner	Partners	Income (Loss)	Total
	(No. of Units)	(No. of Units)

Partners’ Equity, December 31, 2004	2,900	42,663	$95,000	$8,673	$737,940	$(10,202)	$831,411
Comprehensive income
Net income	—	—	7,637	1,414	139,996	—	149,047
Net change in derivative value	—	—	—	—	—	5,850	5,850

Total comprehensive income	—	—					154,897
Contributions from the Company related to employee stock purchase, stock option and other plans	—	1,138	—	378	37,463	—	37,841
Contributions from the Company related to shares issued for restricted stock, net of deferred compensation	—	26	—	14	1,353	—	1,367
Equity-based compensation	—	—	—	9	917	—	926
Purchase of common units	—	(1,031)	—	—	(34,400)	—	(34,400)
Distributions to preferred unitholders	—	—	(7,637)	—	—	—	(7,637)
Distributions to common unitholders ($1.80 per unit)	—	—	—	(766)	(75,866)	—	(76,632)

Partners’ Equity, December 31, 2005	2,900	42,796	95,000	9,722	807,403	(4,352)	907,773
Cumulative effect of application of SAB 108	—	—	—	(49)	(4,836)	—	(4,885)

Partners’ Equity, January 1, 2006	2,900	42,796	95,000	9,673	802,567	(4,352)	902,888
Comprehensive income
Net income	—	—	7,637	956	94,693	—	103,286
Net change in derivative value	—	—	—	—	—	811	811

Total comprehensive income	—						104,097
Contributions from the Company related to employee stock purchase, stock option and other plans	—	1,462	—	525	51,954	—	52,479
Equity-based compensation	—	42	—	29	2,881	—	2,910
Purchase of common units	—	(109)	—	(50)	(4,950)		(5,000)
Distributions to preferred unitholders	—	—	(7,637)	—	—	—	(7,637)
Distributions to common unitholders ($1.80 per unit)	—	—	—	(792)	(78,434)	—	(79,226)

Partners’ Equity, December 31, 2006	2,900	44,191	95,000	10,341	868,711	(3,541)	970,511
Comprehensive income
Net income	—	—	7,637	1,735	171,720	—	181,092
Net change in derivative value	—	—	—	—	—	(464)	(464)

Total comprehensive income	—						180,628
Contributions from the Company related to employee stock purchase, stock option and other plans	—	—	—	46	4,582	—	4,628
Equity-based compensation	—	187	—	41	4,077	—	4,118
Purchase of common units	—	(83)	—	(37)	(3,657)		(3,694)
Distributions to preferred unitholders	—	—	(7,637)	—	—	—	(7,637)
Distributions to common unitholders ($1.80 per unit)	—	—	—	(797)	(78,898)	—	(79,695)

Partners’ Equity, December 31, 2007	2,900	44,295	$95,000	$11,329	$966,535	$(4,005)	$1,068,859

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per unit data)

	Year Ended December 31,
	2007	2006	2005

Cash Flows From Operating Activities
Net income	$181,092	$103,286	$149,047
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	67,440	68,967	76,248
Amortization of deferred financing costs	3,297	3,526	4,661
Minority interest in consolidated entities	1,857	257	(239)
Gains on sales of real estate assets	(162,806)	(81,430)	(140,643)
Other expense (income)	1,123	(1,433)	(5,267)
Equity in income of unconsolidated entities	(1,556)	(1,813)	(1,634)
Distributions of earnings of unconsolidated entities	2,554	2,713	2,033
Deferred compensation	502	471	194
Equity-based compensation	4,118	2,910	2,293
Loss on early extinguishment of debt	124	495	2,264
Changes in assets, (increase) decrease in:
Other assets	(3,535)	(3,009)	(4,012)
Deferred charges	(177)	(129)	(1,082)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(497)	(594)	(2,199)
Accounts payable and accrued expenses	2,754	655	2,476
Security deposits and prepaid rents	1,354	(546)	2,621

Net cash provided by operating activities	97,644	94,326	86,761

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(262,958)	(239,428)	(112,527)
Net proceeds from sales of real estate assets	245,522	176,419	199,546
Proceeds from sale of other investments	—	898	5,267
Capitalized interest	(11,801)	(9,942)	(2,907)
Annually recurring capital expenditures	(11,110)	(11,145)	(9,921)
Periodically recurring capital expenditures	(8,451)	(5,964)	(4,508)
Community rehabilitation and other revenue generating capital expenditures	(13,074)	(10,641)	—
Corporate additions and improvements	(2,903)	(3,480)	(1,771)
Distributions from (investments in and advances to) unconsolidated entities	36,033	(2,125)	(5,846)
Note receivable collections and other investments	866	944	2,960

Net cash provided by (used in) investing activities	(27,876)	(104,464)	70,293

Cash Flows From Financing Activities
Lines of credit proceeds, net	148,362	7,534	50,631
Proceeds from indebtedness	—	190,000	100,000
Payments on indebtedness	(123,145)	(145,763)	(217,934)
Payments of financing costs	(894)	(3,971)	(1,211)
Redemption of common units	(3,694)	(5,000)	(34,400)
Contributions from the Company related to employee stock purchase and stock option plans	4,126	52,008	36,084
Capital contributions (distributions) of minority interests	656	(1,183)	283
Distributions to common unitholders	(79,648)	(78,597)	(76,583)
Distributions to preferred unitholders	(7,637)	(7,637)	(7,637)

Net cash provided by (used in) financing activities	(61,874)	7,391	(150,767)

Net increase (decrease) in cash and cash equivalents	7,894	(2,747)	6,287
Cash and cash equivalents, beginning of period	3,663	6,410	123

Cash and cash equivalents, end of period	$11,557	$3,663	$6,410

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per unit data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

At December 31, 2007, the Company owned 98.9% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 98.6%, 98.1% and 95.0% for the years ended December 31, 2007, 2006 and 2005 respectively. Common Units held by persons other than the Company represented a 1.1% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At December 31, 2007, the Company owned 22,578 apartment units in 63 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 2,266 apartment units in seven communities (and the expansion of one community) currently under construction and/or lease-up. The Company is also developing and selling 535 for-sale condominium homes in four communities (including 137 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities, initially consisting of 349 units, into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2007, approximately 41.3%, 19.2%, 12.3%and 10.3% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

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

Possible business combination

On January 23, 2008, the Company announced that its Board of Directors had authorized management, working with financial and legal advisors, to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. The process commenced immediately after the announcement and is continuing. There can be no assurance that the process will result in any transaction leading into a business combination or other sale transaction.

Basis of presentation

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership and its wholly owned subsidiaries. The Operating Partnership also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities.” Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Operating Partnership’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Operating Partnership has less than a

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN 46R, the entities are accounted for using the equity method of accounting (under the provisions of EITF No. 04-5). Accordingly, the Operating Partnership’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The minority interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

Cost capitalization

The Operating Partnership capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment and condominium communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. Annually recurring capital expenditures are expenditures of a type that are expected to be incurred on an annual basis during the life of an apartment community, such as carpet, appliances and flooring. Periodically recurring capital expenditures are expenditures that generally occur less frequently than on an annual basis, such as major exterior projects relating to landscaping and structural improvements. Revenue generating capital expenditures are expenditures for the renovation of communities, the new installation of water sub-metering equipment and other property upgrade costs that enhance the rental value of such communities. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Operating Partnership expenses as incurred interior and exterior painting of its operating communities, unless those communities are under rehabilitation.

For communities under development or rehabilitation, the Operating Partnership capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with apartment and condominium communities under development and construction. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Operating Partnership’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Operating Partnership’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December 31, 2007, 2006 and 2005 were approximately 6.6%, 6.6% and 6.5%, respectively. Internal personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. The Operating Partnership treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Operating Partnership ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Operating Partnership expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Operating Partnership expenses all sales and marketing costs related to such units.

For cash flow statement purposes, the Operating Partnership classifies capital expenditures for newly developed condominium communities and for condominium conversion communities in investing activities in the caption titled, “Construction and acquisition of real estate assets.” Likewise, the proceeds from the sales of such condominiums are included in investing activities in the caption titled, “Net proceeds from sales of real estate assets.”

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements — 20-40 years; furniture, fixtures and equipment — 5-10 years).

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

The Operating Partnership continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

The Operating Partnership periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Operating Partnership’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and/or sold. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities, the operating results, condominium revenues and associated gains are reflected in continuing operations (see discussion under “revenue recognition” below) and the net book value of the assets being converted into condominiums are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “For-sale condominiums.” In either case, subsequent to the classification of the assets as held for sale, no further depreciation expense is recorded.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Operating Partnership uses the relative sales value method to allocate costs and recognize profits from condominium conversion sales. In accordance with SFAS No. 144 gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Operating Partnership also recognizes revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

revenues and gains on sales of condominium units at partial condominium communities are included in continuing operations.

For newly developed condominiums, the Operating Partnership accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66 and the guidance provided by EITF 06-8. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66 and the guidance provided by EITF 06-8. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of December 31, 2007, all newly developed condominium projects are accounted for under the Completed Contract Method.

Long-term ground leases

The Operating Partnership is party to six long-term ground leases associated with land underlying certain of the Operating Partnership’s operating communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Beginning in 2005, the Operating Partnership recognized ground lease expense on the straight-line method over the life of the ground lease for all ground leases with stated rent increases. The recognition of ground lease expense as incurred had historically not been materially different than the recognition of ground lease expense on a straight-line basis.

Apartment community acquisitions

In accordance with the provisions of SFAS No. 141, “Business Combinations,” the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets and liabilities (including mortgage indebtedness) as well as the intangible assets acquired in each transaction based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment are reflected in real estate assets, and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases and in-place leases are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 5 months to 18 months).

Equity-based compensation

Effective January 1, 2006, the Operating Partnership accounts for equity-based compensation under the fair value method prescribed by SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires companies to expense the fair value of employee stock options and other forms of stock-based compensation.

In 2005, the Operating Partnership accounted for equity-based compensation under the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” which was applied on a prospective basis. The effect on the Operating Partnership’s net income and net income per unit had the fair value method of accounting been applied to all equity-based compensation in 2005 was not significant to the Operating Partnership’s financial position or results of operations.

Derivative financial instruments

The Operating Partnership accounts for derivative financial instruments at fair value under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Operating Partnership uses derivative financial instruments, interest rate swap and interest rate cap arrangements to manage or hedge its exposure to interest rate changes. The Operating Partnership generally designates each derivative instrument as a hedge of specific interest expense cash flow exposure. Under SFAS No. 133, as amended, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, a partners’ equity account, until the hedged transactions are recognized in earnings. Quarterly, the Operating Partnership evaluates the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges are recognized immediately in earnings.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

Cash and cash equivalents

All investments purchased with an original maturity of three months or less are considered to be cash equivalents.

Restricted cash

Restricted cash is generally comprised of resident security deposits for apartment communities located in Florida, required maintenance reserves for certain communities located in Georgia and earnest money and escrow deposits associated with the Operating Partnership’s for-sale condominium business.

Deferred financing costs

Deferred financing costs are amortized using the straight-line method, which approximates the interest method, over the terms of the related indebtedness.

Per unit data

The Operating Partnership reports both basic and diluted earnings per unit. Basic earnings per common unit is computed by dividing net income available to common unitholders by the weighted average number of common units outstanding during the year. Diluted earnings per common unit is computed by dividing net income available to common unitholders by the weighted average number of common units and common unit equivalents outstanding during the year, which are computed using the treasury stock method for outstanding stock options and non-vested awards. Common unit equivalents are excluded from the computations in years in which they have an anti-dilutive effect.

Use of estimates

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

New accounting pronouncements

In 2007 and 2006, several new accounting pronouncements were issued and the pronouncements with a potential impact on the Operating Partnership in 2007 and in future periods and which are not discussed elsewhere in note 1 are discussed below.

FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109,” was issued in July 2006. FIN 48 clarifies guidance on the recognition and measurement of uncertain tax positions and establishes a more likely than not standard for the evaluation of whether such tax positions can be recognized in the Operating Partnership’s financial statements. Previously recognized tax positions that do not meet the more likely than not criteria were required to be adjusted on the implementation date. Additionally, FIN 48 requires additional disclosure regarding the nature and amount of uncertain tax positions, if any. The Operating Partnership implemented FIN 48 on January 1, 2007 and the adoption did not have a material impact on the Operating Partnership’s financial position and results of operations (see note 8).

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” in September 2006. SAB 108 requires that companies analyze the effect of financial statement misstatements on both their balance sheet and their income statement and contains guidance on correcting errors under this approach. The Operating Partnership applied the guidance in SAB 108 on December 31, 2006 and, in accordance with the initial application provisions of SAB 108, adjusted retained earnings as of January 1, 2006. The adjustment was considered to be immaterial individually and in the aggregate in prior years based on the Operating Partnership’s historical method of determining materiality. The application of SAB 108 resulted in a cumulative effect adjustment to record the prior period impact of accounting for two ground leases with scheduled rent increases on a straight-line basis during periods prior to January 1, 2005, and resulted in an increase in consolidated real estate assets of approximately $3,900, an increase in consolidated liabilities of approximately $8,800 and a decrease in consolidated equity of approximately $4,900.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

SFAS No. 157, “Fair Value Measurements,” was issued in September 2006. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 clarified the definition of fair value in an effort to eliminate inconsistencies in the application of fair value under generally accepted accounting principles. Additional disclosure focusing on the methods used to determine fair value are also required. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively. The Operating Partnership does not expect that the adoption of SFAS No. 157 will have a material impact on the Operating Partnership’s financial position and results of operations.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” was issued in February 2007. SFAS No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Company on January 1, 2008. The Company does not expect that the adoption of SFAS No. 159 will have a notional impact on the Company’s financial position and results of operations.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for the Operating Partnership on January 1, 2009. The Operating Partnership is currently evaluating the potential impact of SFAS No. 160 on the Operating Partnership’s financial position and results of operations.

SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R will replace SFAS No. 141 on the date it becomes effective. SFAS No. 141R will require 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R will lead to the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. SFAS No. 141R is effective for the Operating Partnership on January 1, 2009. The Operating Partnership is currently evaluating the potential impact of SFAS No. 141R on the Operating Partnership’s financial position and results of operations.

2.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

Acquisitions

In July 2007, the Operating Partnership acquired a 350-unit apartment community located in Orlando, Florida for approximately $75,200, including closing costs. Additionally, the Operating Partnership plans to spend up to approximately $1,250 to improve the community (of which approximately $73 was incurred as of December 31, 2007). Aggregate acquisition costs were allocated to land ($17,500), building, improvements and equipment ($56,702) and identified lease related intangible assets ($998).

In March 2006, the Operating Partnership acquired two apartment communities, containing 308 units, in Austin, Texas for approximately $46,400, including closing costs. Additionally, the Operating Partnership incurred approximately $1,300 to improve the communities. The purchase price of these communities was allocated to the assets acquired based on their estimated fair values.

In July 2006, the Operating Partnership acquired a 361-unit apartment community in suburban Washington D.C. for approximately $84,600, including the assumption of approximately $41,394 mortgage indebtedness and closing costs. The assumed mortgage note payable bears interest at a coupon rate of 6.1% (which approximated fair value), requires monthly principal and interest payments and matures in 2011. The Operating Partnership may be required to pay additional purchase consideration of up to approximately $6,563 based on a share of the appreciation in the value of the property, if any, over approximately the next four years. The purchase price of this community was allocated to the assets and liabilities acquired based on their estimated fair values.

In October 2006, the Operating Partnership acquired a 150-unit apartment community in Tampa, Florida for approximately $23,700, including closing costs. At the time of acquisition, the community was undergoing an extensive renovation program and was predominantly vacant. The Operating Partnership incurred approximately $2,255 to complete the renovation of the community. Lease-up of renovated units began in the fourth quarter of 2006. At December 31, 2007, the community was 80% occupied. The purchase price of this community was allocated to the assets acquired based on their estimated fair values.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

In 2006, aggregate acquisition costs were allocated to land ($18,201), building improvements and equipment ($111,523), construction in progress ($23,723) and identified lease related intangible assets ($1,296). Aggregate liabilities assumed related to mortgage indebtedness, other payables and deposits totaled approximately $41,419.

In June 2005, the Operating Partnership acquired a 319-unit apartment community located in suburban Charlotte, NC for approximately $38,240, including closing costs and the reimbursement of a fee to terminate a loan commitment paid for by the seller. Additionally, the Operating Partnership incurred additional costs of approximately $1,100 to improve the community. The purchase price of this community was allocated to the assets acquired based on their estimated fair values.

Dispositions

The Operating Partnership classifies real estate assets as held for sale after the approval of its board of directors and after the Operating Partnership has commenced an active program to sell the assets. At December 31, 2007, the Operating Partnership had one community, containing 143 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $24,576, which represents the lower of their depreciated cost or fair value less costs to sell. At December 31, 2007, the Operating Partnership also had portions of two communities that are being converted to condominiums, originally containing 349 units, and certain completed condominium units at newly developed condominium communities totaling $38,844 that are classified as for-sale condominiums on the accompanying consolidated balance sheet.

In 2007, the Operating Partnership transferred three operating apartment communities to a newly formed unconsolidated entity in which the Operating Partnership retained a 25% non-controlling interest, for aggregate proceeds of approximately $134,922. This transaction resulted in a gain on sale of real estate in continuing operations totaling approximately $81,268 for the year ended December 31, 2007. Additionally, the unconsolidated entity obtained mortgage financing secured by the apartment communities totaling approximately $126,724, of which approximately $31,681 was distributed to the Operating Partnership. For the year ended December 31, 2007, gains on sales of real estate assets in continuing operations also included gains of $5,186 on the sale of land sites. For the year ended December 31, 2006, gains on sales of real estate assets in continuing operations included a gain of $503 on the sale of a land site.

In 2007, 2006 and 2005, income from continuing operations also included net gains from condominium sales activity at newly developed condominium projects and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Operating Partnership expensed certain sales and marketing costs associated with pre-sale condominium communities and condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005

Condominium revenues	$77,458	$33,364	$—
Condominium costs and expenses	(63,897)	(20,986)	(531)

Gains (losses) on sales of condominiums, net	$13,561	$12,378	$(531)

In 2007, the Operating Partnership retrospectively adjusted its consolidated financial statements for the years ended December 31, 2006 and 2005, to reflect three apartment communities classified as held for sale (two of which were sold in 2007) in 2007 under SFAS No. 144. The effect of the retrospective adjustment represented a $1,712 and $2,132 decrease in the Operating Partnership’s previously reported income (loss) from continuing operations and a corresponding increase in income from discontinued operations for the years ended December 31, 2006 and 2005, respectively.

Under SFAS No. 144, the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the year ended December 31, 2007, income from discontinued operations included the results of operations of one apartment community classified as held for sale at December 31, 2007, three communities sold in 2007 through their sale dates and one condominium conversion community through its sell out date in 2007. For the years ended December 31, 2006 and 2005, income from discontinued operations included the results of operations of the apartment community classified as held for sale at December 31, 2007,

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

three apartment communities sold in 2007, two condominium conversion communities through their respective sell-out dates in 2007 and 2005 and the results of operations of nine apartment communities sold in 2006 and 2005 through their respective sale dates.

The revenues and expenses of these communities for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Year Ended December 31,
	2007	2006	2005

Revenues
Rental	$8,572	$20,065	$35,587
Other property revenues	676	1,914	3,408

Total revenues	9,248	21,979	38,995

Expenses
Property operating and maintenance (exclusive of items shown separately below)	3,890	8,951	16,496
Depreciation	1,069	3,280	7,452
Interest	1,517	4,189	6,862
Minority interest in consolidated property partnerships	—	—	(335)

Total expenses	6,476	16,420	30,475

Income from discontinued property operations	$2,772	$5,559	$8,520

In 2007, the Operating Partnership recognized net gains in discontinued operations of $62,406 from the sale of three communities containing 807 units. These sales generated net proceeds of approximately $90,893, of which a portion ($66,938) was held by an exchange intermediary at December 31, 2007 (and classified as other assets on the consolidated balance sheet), pending the completion of a tax deferred exchange. In 2006, the Operating Partnership recognized net gains in discontinued operations of $68,324 from the sale of three communities containing 1,340 units. These sales generated net proceeds of approximately $173,007, including $40,000 of secured indebtedness assumed by the purchasers. In 2005, the Operating Partnership recognized net gains in discontinued operations of $124,425 from the sale of six communities containing 3,047 units. These sales generated net proceeds of approximately $229,249, including $81,560 of tax-exempt secured indebtedness assumed by the purchasers.

Gains on sales of real estate assets included in discontinued operations also includes net gains from condominium sales at two condominium conversion communities for the years ended December 31, 2007, 2006 and 2005. The Operating Partnership commenced condominium conversion activities in 2005. A summary of revenues and costs and expenses of condominium activities included in discontinued operations for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005

Condominium revenues	$560	$7,322	$56,012
Condominium costs and expenses	(176)	(7,097)	(39,200)

Gains on condominium sales, before income taxes	384	225	16,812
Provision for income taxes	—	—	(594)

Gains on condominium sales	$384	$225	$16,218

In January 2008, the Operating Partnership closed the sale of an apartment community, containing 143 units, for a gross sales price of $19,850. The sale completed the tax-deferred exchange transaction discussed above.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At December 31, 2007, the Operating Partnership holds investments in five individual limited liability companies (the “Property LLCs”) with institutional investors and other entities. Three of the Property LLCs own apartment communities. A fourth Property LLC completed the sell out of a condominium conversion community in 2007 and the fifth Property

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

LLC commenced construction in 2007 of a mixed-use development, consisting of for-sale condominiums and class A office space. The Operating Partnership holds a 35% equity interest in two Property LLCs, each owning one apartment community, and the Property LLC that completed the condominium conversion and sale process. The Operating Partnership holds a 25% interest in one Property LLC owning three apartment communities, and a 50% interest in the condominium portion of the Property LLC developing the mixed-use project.

In 2007, the Operating Partnership’s investment in the 25% owned Property LLC resulted from the transfer of three previously owned apartment communities to the Property LLC co-owned with an institutional investor. The assets, liabilities and members’ equity of this Property LLC were recorded at fair value based on agreed-upon amounts contributed to the Property LLC. At December 31, 2007, the Operating Partnership’s investment in the 25% owned Property LLC reflects a credit investment of $13,688 resulting primarily from distributions of financing proceeds in excess of the Operating Partnership’s historical cost investment. The credit investment is reflected in consolidated liabilities on the Operating Partnership’s consolidate balance sheet.

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. At December 31, 2007, the Operating Partnership’s investment in these Property LLCs totaled $23,036, excluding the credit investment discussed above. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of certain Property LLCs was approximately $5,812 at December 31, 2007. The excess investment related to Property LLCs holding apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment related to the Property LLC constructing condominiums will be recognized as additional costs as the condominiums are sold. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

	December 31,
Balance Sheet Data	2007	2006

Real estate assets, net of accumulated depreciation of $15,204 and $11,039, respectively	$325,705	$93,614
Assets held for sale, net	—	3,027
Cash and other	7,254	4,067

Total assets	$332,959	$100,708

Mortgage/construction notes payable	$214,549	$66,998
Other liabilities	5,541	1,107

Total liabilities	220,090	68,105
Members’ equity	112,869	32,603

Total liabilities and members’ equity	$332,959	$100,708

Operating Partnership’s equity investment in Property LLCs(1)	$9,348	$16,883

(1)	At December 31, 2007, the Operating Partnership’s equity investment is shown net of a credit investment of $13,688 discussed above.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

	Year Ended December 31,
Income Statement Data	2007	2006	2005

Revenues
Rental	$17,998	$11,447	$10,789
Other property revenues	1,169	752	807
Other	121	47	33

Total revenues	19,288	12,246	11,629

Expenses
Property operating and maintenance	7,125	3,948	3,689
Depreciation and amortization	6,881	2,650	2,621
Interest	5,940	2,752	2,752

Total expenses	19,946	9,350	9,062

Income (loss) from continuing operations	(658)	2,896	2,567

Discontinued operations
Income (loss) from discontinued operations	39	(343)	(176)
Gains on sales of real estate assets, net	861	2,947	2,834
Loss on early extinguishment of debt	—	—	(273)

Income from discontinued operations	900	2,604	2,385

Net income	$242	$5,500	$4,952

Operating Partnership’s share of net income	$1,556	$1,813	$1,767

Gains on real estate assets represent net gains from condominium sales at the condominium conversion community held by one of the Property LLCs. This Property LLC completed the sell out of the community in 2007. A summary of revenues and costs and expenses of condominium activities for the years ended December 31, 2007, 2006 and 2005 was as follows:

	Year Ended December 31,
	2007	2006	2005

Condominium revenues	$4,592	$21,857	$15,098
Condominium costs and expenses	(3,731)	(18,910)	(12,264)

Gains on condominium sales, net	$861	$2,947	$2,834

At December 31, 2007, mortgage/construction notes payable include a $49,997 mortgage note that bears interest at 4.13%, requires monthly interest payments and annual principal payments of $1 through 2009. Thereafter, the note requires monthly principal and interest payments based on a 25-year amortization schedule and matures in 2034. The note is callable by the lender in 2009 and on each successive fifth year anniversary of the note thereafter. The note is prepayable without penalty in 2008. Another mortgage note payable totaling $17,000 bears interest at a fixed rate of 4.04%, requires interest only payments and matures in 2008. Three additional mortgage notes were entered into in conjunction with the formation of the 25% owned Property LLC in 2007. Two notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The third mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

In July 2007, the Property LLC constructing the mixed-use development entered into a construction loan facility with an aggregate capacity of $187,128. At December 31, 2007, the construction loan had an outstanding balance of $20,829, bears interest at LIBOR plus 1.35% and matures in 2011. Under the terms of the construction loan facility, the Company and its 50% equity partner have jointly and severally guaranteed approximately $25,313 of the construction loan attributable to the condominium portion of the project. Additionally, the Company and its 50% equity partner have jointly and severally guaranteed certain debt service payments of the condominium portion of the loan not to exceed approximately $6,153 and all of the equity owners of the project, including the Company, have guaranteed the completion of the first building at the project.

In 2005, one of the Property LLCs elected to convert its apartment community into for-sale condominiums. As a result of its decision to sell the community through the condominium conversion process, the Property LLC prepaid its third party

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

mortgage note payable of $16,392 through secured borrowings from the Operating Partnership. The Property LLC incurred debt prepayment costs and expenses associated with the write-off of unamortized deferred financing costs totaling $273 in 2005. In 2006, the mortgage note payable to the Operating Partnership was retired from the proceeds of condominium sales. The mortgage note payable to the Operating Partnership had a fixed rate component bearing interest at 4.28% and a variable rate component bearing interest at LIBOR at 1.90%.

4.	INDEBTEDNESS

At December 31, 2007 and 2006, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	December 31,	December 31,
Description	Terms	Interest Rate		Date	2007	2006

Senior Unsecured Notes	Int.	5.13% - 7.70%		2010-2013	$535,000	$560,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575%	(1)	2010	245,000	95,000
Cash Management Line	N/A	LIBOR + 0.575%		2010	12,275	13,913

					257,275	108,913

Fixed Rate Secured Notes
FNMA	Prin. and Int.	6.15%	(2)	2029	94,000	95,600
Other	Prin. and Int.	4.27% - 6.50%		2009-2013	172,791	259,371

					266,791	354,971

Tax-Exempt Floating Rate Secured Bonds	—	—		—	—	9,895

Total					$1,059,066	$1,033,779

(1)	Represents stated rate. At December 31, 2007, the weighted average interest rate was 5.63%.
(2)	Interest rate is fixed at 6.15%, inclusive of credit enhancement and other fees, to 2009 through an interest rate swap arrangement.

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

2008	$5,230
2009	76,618
2010	445,903	(1)
2011	141,431
2012	103,296
Thereafter	286,588

	$1,059,066

(1)	Includes outstanding balance on lines of credit totaling $257,275.

Debt issuances, retirements and modifications

2007

Upon their maturity in June 2007, the Operating Partnership repaid $25,000 of 6.11% senior unsecured notes from available borrowings under its unsecured line of credit. In July 2007, the Operating Partnership repaid $83,132 of secured mortgage notes with interest rates from 6.29% to 7.69% from borrowing under its unsecured line of credit. These mortgage notes were scheduled to mature in October 2007.

In January 2008, the Company closed a $120,000 secured, fixed rate mortgage note payable. The note bears interest at 4.88%, requires interest only payments and matures in 2015. The note contains an automatic one year extension under which the interest rate converts to a variable rate, as defined.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

2006

Upon their maturity in March 2006, the Operating Partnership repaid $50,000 of 6.71% senior unsecured notes. In October 2006, the Operating Partnership repaid $25,000 of 7.5% senior unsecured notes. Both notes were repaid from available borrowings under its unsecured lines of credit.

In April 2006, the Operating Partnership closed a $40,000 mortgage note payable secured by an apartment community located in Denver, Colorado. The mortgage note accrued interest at LIBOR plus 1.0%, was scheduled to mature in April 2008 and was pre-payable without penalty. In August 2006, this mortgage note was assumed by the purchaser of this community. As a result of this debt assumption, the Operating Partnership recorded a loss on early extinguishment of indebtedness of $123 related to the write-off of unamortized deferred financing costs.

In June 2006, the Operating Partnership issued $150,000 of senior unsecured notes. The notes bear interest at 6.30% and mature in September 2013. The net proceeds from the unsecured notes were used to reduce amounts outstanding under the Operating Partnership’s unsecured lines of credit.

In July 2006, in conjunction with an apartment community acquisition (see note 2 to the consolidated financial statements), the Operating Partnership assumed a secured, fixed rate mortgage note payable with an outstanding balance of $41,394. The mortgage note bears interest at a coupon rate of approximately 6.1% (which approximated fair value), requires monthly principal and interest payments and matures in November 2011.

In December 2006, the Operating Partnership repaid a $45,718, 6.8% secured mortgage note prior to its schedule maturity date in 2007. Also in December 2006, the Operating Partnership repaid $18,600 of tax-exempt indebtedness associated with the sale of an apartment community. As a result of this debt retirement, the Operating Partnership recorded a loss on the early extinguishment of debt of $372 related to the write-off of deferred loan costs of $230 relating to such retired indebtedness and a loss of $142 due to the ineffectiveness of a related interest rate cap agreement.

Unsecured lines of credit

At December 31, 2007, the Operating Partnership utilizes a $600,000, increased from $450,000 in November 2007, syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 17 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. In addition to customary restrictions, representations, covenants and events of default, the Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At December 31, 2007, the Operating Partnership had issued letters of credit to third parties totaling $1,350 under this facility.

Additionally, at December 31, 2007, the Operating Partnership had a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Interest paid

Interest paid (including capitalized amounts of $11,801, $9,942 and $2,907 for the years ended December 31, 2007, 2006 and 2005, respectively), aggregated $65,931, $67,257 and $66,234 for the years ended December 31, 2007, 2006 and 2005, respectively.

Pledged assets and other

The aggregate net book value at December 31, 2007 of property pledged as collateral for indebtedness amounted to approximately $333,128. The Company’s senior unsecured notes, Syndicated Line and certain of its secured mortgage

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

arrangements contain customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios.

5.	DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,
	2007	2006

Deferred financing costs	$17,041	$18,073
Other	5,677	5,501

	22,718	23,574
Less: accumulated amortization	(12,180)	(11,174)

	$10,538	$12,400

6.	PARTNERS’ EQUITY

Common and Preferred Units

At December 31, 2007 and 2006, the Operating Partnership had outstanding Common Units totaling 44,295 and 44,191, respectively. At December 31, 2007, the Operating Partnership had outstanding two separate series of cumulative redeemable preferred partnership units as more fully described below. The preferred partnership units are reflected in the accompanying financial statements at their liquidation value.

The Operating Partnership has outstanding 900,000, 8.5% Series A cumulative redeemable preferred partnership units (the “Series A Preferred Units”). The Series A Preferred Units have a liquidation preference of $50.00 per unit and are currently redeemable at the option of the Operating Partnership, at a redemption price of $50.00 per unit. The Series A Preferred Units are owned by the Company.

The Operating Partnership also has outstanding 2,000,000, 7.625% Series B cumulative redeemable preferred partnership units (the “Series B Preferred Units”). The Series B Preferred Units have a liquidation preference of $25.00 per unit and are redeemable at the option of the Operating Partnership on or after October 28, 2007, at a redemption price of $25.00 per unit. The Series B Preferred Units are owned by the Company.

Common Unit Purchases

In 2007, the Company repurchased 83 shares of its common stock totaling approximately $3,694 pursuant to a 10b5-1 stock purchase plan meeting the requirements of Rule 10b5-1 under the Exchange Act. These shares were purchased under a board of directors approved plan which allows the Company to repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2008. In 2006 and 2005, the Company repurchased approximately 109 and 1,031 shares, respectively, of its common stock at an aggregate cost of $5,000 and $34,400, respectively, pursuant to stock purchase plans meeting the requirements of Rule 10b5-1 under the Exchange Act. These shares were purchased under a previous board of directors approved plan. Correspondingly, the Operating Partnership repurchased the same number and amount of common units from the Company.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

Computation of Earnings per Common Unit

In 2007, 2006 and 2005, basic and diluted earnings per common unit for income (loss) from continuing operations available to common unitholders has been computed as follows:

	Year Ended December 31, 2007
	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$115,654
Less: Preferred unit distributions	(7,637)

Basic EPU
Income from continuing operations available to common unitholders	108,017	44,104	$2.45

Effect of dilutive securities
Stock options and awards	—	634

Diluted EPU
Income from continuing operations available to common unitholders	$108,017	$44,738	$2.41

	Year Ended December 31, 2006
	Income	Units	Per-Unit
	(Numerator)	(Denominator)	Amount

Income from continuing operations	$29,673
Less: Preferred unit distributions	(7,637)

Basic EPU
Income from continuing operations available to common unitholders	22,036	43,645	$0.50

Effect of dilutive securities
Stock options and awards	—	782

Diluted EPU
Income from continuing operations available to common unitholders	$22,036	44,427	$0.50

	Year Ended December 31, R2005
	Income	Units		Per-Unit
	(Numerator)	(Denominator)		Amount

Income from continuing operations	$3,104
Less: Preferred unit distributions	(7,637)

Basic EPU
Loss from continuing operations available to common unitholders	(4,533)	42,353		$(0.11)

Effect of dilutive securities
Stock options and awards	—	—	(1)

Diluted EPU
Loss from continuing operations available to common unitholders	$(4,533)	42,353		$(0.11)

(1)	For the year ended December 31, 2005, the potential dilution from the Company’s outstanding stock options and awards of 400 was antidilutive to the loss from continuing operations per unit calculation. As such, this amount was excluded from weighted average units in these years.

In 2007, 2006 and 2005, stock options to purchase 200, 0 and 3,534 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as these options were antidilutive.

7.	SEVERANCE CHARGES

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

certain payments and provide specified benefits through 2013 and 2016. In 2007 and 2005, the Operating Partnership recorded additional expenses of $283 and $796, respectively, relating to changes in the estimated future costs of certain benefits granted to former executive officers under such agreements. These estimated future cost increases primarily related to increased fuel and other operating costs and expenses associated with certain fractional aircraft benefits provided to such executives.

The following table summarizes the activity relating to the accrued severance charges for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Accrued severance charges, beginning of year	$12,832	$14,325	$15,317
Severance charges	283	—	796
Payments for period	(2,640)	(2,341)	(2,694)
Interest accretion	740	848	906

Accrued severance charges, end of year	$11,215	$12,832	$14,325

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (six to nine years).

8.	INCOME TAXES

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

In 2007, other expenses on the consolidated statement of operations included income tax expense of approximately $560 relating to estimated alternative minimum tax of the Company. The alternative minimum tax results from the expected utilization of net operating loss carryforwards generated by the Company in prior years. The Operating Partnership reimburses the Company for the actual tax expense.

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

As of December 31, 2007, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was lower than the net assets as reported in the Operating Partnership’s consolidated financial statements by $192,919.

The Operating Partnership adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007 and December 31, 2007, the Operating Partnership’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Operating Partnership does not expect any significant change in this unrecognized tax benefit in 2008. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the year ended December 31, 2007 and at December 31, 2007 were not material to the Operating Partnership’s results of operations, cash flows or financial position.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

The Operating Partnership and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2004 through 2006. Net income tax loss carryforwards and other tax attributes generated in years prior to 2004 are also subject to challenge in any examination of the 2004 to 2006 tax years.

Taxable REIT subsidiaries

The Operating Partnership utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. The components of income tax expense, significant deferred tax assets and liabilities and a reconciliation of the TRS income tax expense to the statutory federal rate are reflected in the tables below.

Income tax expense of the TRSs for the years ended December 31, 2007, 2006 and 2005 is comprised of the following:

	2007	2006	2005

Current tax expense
Federal	$900	$—	$251
State	110	—	343

	1,010	—	594

Deferred tax expense
Federal	(900)	—	—
State	(110)	—	—

	(1,010)	—	—

Total income tax expense	—	—	594
Income tax expense — discontinued operations	—	—	(594)

Income tax expense — continuing operations	$—	$—	$—

In 2007, the Operating Partnership recognized a deferred tax benefit of $1,010 to offset estimated current income tax expense based on a determination that such deferred tax assets are realizable through the ability of such deferred assets to generate carryback claims to prior years or to offset future income taxes payable. In 2005, income tax expense was allocated to discontinued operations as the taxable income of the TRSs resulted from condominium sales activities which are reported in discontinued operations. Net valuation allowances increased approximately $214 and $1,309 in 2007 and 2006, respectively. Aggregate valuation allowances at December 31, 2007 and 2006 are reflected in the table below.

The components of the TRSs’ deferred income tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006

Deferred tax assets
Deferred interest	$2,649	$1,761
Accrued liabilities	1,154	512
Cost capitalization/recognition	864	260
Real estate asset basis differences	—	1,106
Other	297	101

	4,964	3,740

Deferred tax liabilities
Amortization	(797)	(797)

	(797)	(797)

Net deferred tax assets, before valuation allowances	4,167	2,943
Valuation allowances	(3,157)	(2,943)

Net deferred tax assets (liabilities)	$1,010	$—

At December 31, 2007, management had established valuation allowances against the above listed net deferred tax assets due primarily to historical losses at the TRSs’ in years prior to 2007 and the variability of the income of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

A reconciliation of income tax expense for 2005 of the TRSs to the federal statutory rate is detailed below. As reflected above, 2005 income tax expense was allocated to discontinued operations.

2005

Federal tax rate	35%
State income tax, net of federal benefit	4
Federal alternative minimum taxes	3
Change in valuation allowance of deferred tax assets	(35)

7%

9.	EQUITY-BASED COMPENSATION PLANS

Equity Compensation Plans

As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s equity-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership. Effective January 1, 2006, the Company accounts for stock-based compensation using the fair value method prescribed in SFAS No. 123R (see note 1). For stock-based compensation granted prior to 2006, the Company accounted for stock-based compensation under the fair value method prescribed by SFAS No. 123. Other than the required modification under SFAS No. 123R to use an estimated forfeiture rate for award terminations and forfeitures, the adoption of SFAS 123R did not have a material impact on the Company’s accounting for stock-based compensation. In years prior to 2006, the Company used a policy of recognizing the effect of award forfeitures as they occurred. Under SFAS No. 123R, such award forfeitures are recognized based on an estimate of the number of awards expected to be forfeited during the estimated service period. The cumulative impact of this modification on awards granted prior to 2006 was $172 and the amount was reflected as a reduction of compensation expense for the year ended December 31, 2006.

Incentive Stock Plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan (the “2003 Stock Plan”). Under the 2003 Stock Plan, an aggregate of 4,000 shares of common stock were reserved for issuance. Of this amount, not more than 500 shares of common stock are available for grants of restricted stock. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At December 31, 2007, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,455.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2007	2006	2005

Dividend yield	3.8%	4.4%	5.5%
Expected volatility	18.1%	17.5%	17.1%
Risk-free interest rate	4.8%	4.3%	3.1%
Expected option life	5 years	5 years	5 years

The Company’s assumptions were derived from the methodologies discussed herein. The expected dividend yield reflects the Company’s current historical yield, which is expected to approximate the future yield. Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate for the expected life of the options

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

was based on the implied yields on the U.S. Treasury yield curve. The weighted average expected option term was based on the Company’s historical data for prior period stock option exercise and forfeiture activity.

In 2007, 2006 and 2005, the Company granted stock options to purchase 199, 311 and 277 shares, respectively, of Company common stock to Company officers and directors, of which 28, 50 and 50 shares, respectively, were granted to the Company’s non-executive chairman of the board. In 2007, 2006 and 2005, the Company recorded compensation expense related to stock options of $1,523, $1,100 and $761, respectively, recognized under the fair value method. In 2006, such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $60, as discussed above. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans in 2007, 2006 and 2005, is presented below.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	2,375	$33	3,534	$34	4,491	$33
Granted	199	48	311	41	277	33
Exercised	(108)	36	(1,462)	36	(1,105)	33
Forfeited	(11)	41	(8)	35	(129)	30

Outstanding at end of year	2,455	34	2,375	33	3,534	34

Options exercisable at year-end	1,797	33	1,447	33	2,437	36

Weighted-average fair value of options granted during the year	$7.22		$4.91		$2.73

At December 31, 2007, there was $1,627 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 1.1 years. The total intrinsic value of stock options exercised in 2007, 2006 and 2005 was $1,397, $13,775 and $6,111, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at December 31, 2007 were $8,453, $6,728 and $8,295, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and excepted to vest at December 31, 2007, were 5.3 years, 4.4 years and 5.3 years, respectively. Stock options expected to vest at December 31, 2007 totaled 2,416 at a weighted average exercise price of approximately $34.01.

At December 31, 2007, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,387 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.17 and a weighted average remaining contractual life of 5.2 years. Of these outstanding options, 1,132 were exercisable at December 31, 2007 at a weighted average exercise price of $29.36. In addition, there were 1,068 options outstanding with exercise prices ranging from $36.47 to $48.00. These options had a weighted average exercise price of $40.32 and a weighted average remaining contractual life of 5.4 years. Of these outstanding options, 665 were exercisable at December 31, 2007 at a weighted average exercise price of $38.04.

In 2007, 2006 and 2005, the Company granted 61, 42 and 35 shares of restricted stock, respectively, to Company officers and directors, of which 4, 5 and 6 shares in 2007, 2006 and 2005, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares granted in 2007, 2006 and 2005 was $45.61, $40.61 and $33.74 per share, respectively. The total value of the restricted share grants in 2007, 2006 and 2005 were $2,791, $1,701 and $1,173, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $2,434, $1,651 and $1,367 in 2007, 2006 and 2005, respectively. In 2006, such expense was net of the cumulative impact of the adoption of SFAS No. 123R of $112, as discussed above.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

A summary of the activity related to the Company’s restricted stock in 2007 and 2006 is presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value

Unvested shares, beginning or period	125	$31	140	$28
Granted	61	46	42	41
Vested	(66)	36	(57)	32
Forfeited	(1)	42	—	—

Unvested shares, end of period	119	35	125	$31

At December 31, 2007, there was $3,597 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.6 years. The total intrinsic value of restricted shares vested in 2007, 2006 and 2005 was $2,680, $2,606 and $1,845, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) under a plan approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $160, $159 and $171 in 2007, 2006 and 2005, respectively.

10.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Internal Revenue Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2007 and 2006 (5% in 2005). Company contributions of $896, $911 and $691 were made to the 401K Plan in 2007, 2006 and 2005, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Operating Partnership is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, four ground leases expiring in 2012, 2038, 2066 and 2074 for four separate operating communities and to other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2007, are as follows:

2008	$1,863
2009	1,729
2010	1,755
2011	1,785
2012	1,820
2013 and thereafter	$150,737

The Operating Partnership incurred $6,948, $6,421 and $6,309 of rent expense, including rent expense under short-term rental and lease arrangements, in 2007, 2006 and 2005, respectively.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

Legal proceedings

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages in unspecified amounts, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery is being conducted by both parties. On October 29, 2007, the court granted, in part, ERC’s motion to amend the scheduling order and expand the time permitted for discovery and filing of dispositive motions. As a result, the cutoff for fact discovery was extended to February 29, 2008 with the end of all briefing on dispositive motions set for August 11, 2008. On January 29, 2008, the Operating Partnership and ERC agreed to an extension of discovery dates to accommodate further depositions and inspections. Under the agreement, which must be approved by the court, fact discovery will be completed by April 30, 2008, expert discovery will be completed by August 29, 2008, and summary judgment briefing will be completed by November 10, 2008. No trial date has been set. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

The Company and Operating Partnership are involved in various other legal proceedings incidental to its business from time to time, most of which are expected to be covered by liability or other insurance. Management of the Company and Operating Partnership believes that any resolution of pending proceedings or liability to the Company and Operating Partnership which may arise as a result of these various other legal proceedings will not have a material adverse effect on the Operating Partnership’s results of operations or financial position.

12.	RELATED PARTY TRANSACTIONS

In 2007, 2006 and 2005, the Operating Partnership held investments in Property LLC’s accounted for under the equity method of accounting (see note 3). In 2007, 2006 and 2005, the Operating Partnership recorded, before elimination of the Operating Partnership’s equity interests, project management fees, property management fees and expense reimbursements (primarily personnel costs) of approximately $2,591, $1,537 and $1,781, respectively, from these related companies. Additionally in 2007, 2006 and 2005, the Operating Partnership earned interest under loans to unconsolidated entities totaling $449, $860 and $437, respectively. The Operating Partnership portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

At December 31, 2007 and 2006, the Operating Partnership had outstanding loan balances to certain current and former Operating Partnership executives totaling $1,120 and $1,268, respectively. These loans mature ten years from their issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares. Additionally, at December 31, 2007 and 2006, the Operating Partnership had outstanding an additional loan to an Operating Partnership executive totaling $400 and $500, respectively. This loan bears interest at 6.32% per annum. If the executive continues to be employed by the Operating Partnership, the loan will be forgiven annually over a ten year period, as defined in the agreement. The annual loan forgiveness under this loan and other similar loans outstanding in prior years of $100, $100 and $140 was recorded as compensation expense in 2007, 2006 and 2005, respectively.

13.	DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2007, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $93,890 with a maturity date in 2009. The swap arrangement is a variable to fixed rate swap at a fixed rate of 5.21% and the swap was designated as a cash flow hedge of the Operating Partnership’s Federal National Mortgage Association variable rate debt. This swap was entered into in 2006 following the termination of a prior swap arrangement discussed below. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value. At December 31, 2007 and 2006, the fair value of the interest rate swap agreement represented a liability of $2,224

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

and $564, respectively, and the liabilities were included in consolidated liabilities in the accompanying consolidated balance sheets. The changes in the fair value of this cash flow hedge was recorded as a change in accumulated other comprehensive income (loss), a partners’ equity account, in the accompanying consolidated balance sheet.

In the early 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement of $1,655 through its termination date in 2006 was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Operating Partnership is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in partners’ equity, over the remaining life of the swap through 2009. Total amortization expense related to this swap was $1,123 and $1,116 for the years ended December 31, 2007 and 2006. The swap arrangement was terminated in 2006 through a $2,448 termination payment to the swap counterparty.

At December 31, 2007 and 2006, the Operating Partnership had outstanding an interest rate cap agreement with a financial institution with a notional value of $28,495. Through mid-December 2006, this interest rate cap agreement was a cash flow hedge that provided a fixed interest ceiling at 5% for the Operating Partnership’s variable rate, tax-exempt borrowings aggregating $28,495. As a result of the repayment of tax-exempt indebtedness in December 2006 and December 2007, portions of this interest rate cap arrangement with notional amounts of $18,600 and $9,895, respectively, associated with this indebtedness became ineffective for accounting purposes. In 2006, the Operating Partnership recognized a loss of approximately $142 due to such ineffectiveness. In 2007, no loss was recognized due to such ineffectiveness as the cost of the interest rate cap arrangement was fully amortized though December 31, 2007. The interest rate cap arrangement expired in February 2008 with no change in its $0 fair value from December 31, 2007.

In 2005, in connection with the sale of three communities discussed in note 2 above, the Operating Partnership sold its interest in interest rate cap agreements with notional values of $81,560 for aggregate proceeds of $17 and realized losses of $955 that were included in the loss on early extinguishment of indebtedness associated with asset sales on the accompanying statement of operations.

The impact of the change in the value of the derivatives on comprehensive income (loss) is included in the statement of partners’ equity. Amounts reported in accumulated other comprehensive income related to these derivatives will be reclassified to interest expense as schedule interest payments are made on the Operating Partnership’s hedged indebtedness. At December 31, 2007, the Operating Partnership estimates that $2,345 will be reclassified from accumulated other comprehensive income as an increase in interest expense during the next twelve months.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The disclosures of estimated fair value of financial instruments were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2007. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2007, the fair value of fixed rate debt was approximately $726,614 (carrying value of $707,791) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements. At December 31, 2006, the fair value of fixed rate debt was approximately $828,983 (carrying value of $819,371) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements.

In order to manage the impact of interest rate changes on earnings and cash flow, the Operating Partnership entered into and has outstanding interest rate swap and interest rate cap arrangements. As more fully described in note 1, these interest rate cap and interest rate swap agreements are carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133, as amended. At December 31, 2007, the carrying amounts of the interest rate swap arrangement represented a net liability totaling $2,224 and the interest rate cap arrangement had no value. At December 31, 2006, the carrying amounts of the interest rate swap arrangement represented a net liability totaling $564 and the interest rate cap arrangement had no value.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2007. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

15.	SEGMENT INFORMATION

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2006. The segment information for the years ended December 31, 2006 and 2005 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2007 to discontinued operations under SFAS No. 144 (see note 2).

•	Fully stabilized communities — those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Development, rehabilitation and lease-up communities — those apartment communities that are under development, rehabilitation and lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•	Condominium conversion and other communities — those portions of existing apartment communities being converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations under SFAS No. 144 (see note 1).

•	Acquired communities — those communities acquired in the current or prior year.

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

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income in 2007, 2006 and 2005. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year Ended
	December 31,
	2007	2006	2005

Revenues
Fully stabilized communities	$244,537	$233,637	$219,973
Development, rehabilitation and lease-up communities	14,972	9,545	10,438
Condominium conversion and other communities	9,810	17,281	19,989
Acquired communities	13,760	7,027	—
Other property segments	23,861	23,653	21,616
Other	602	402	255

Consolidated revenues	$307,542	$291,545	$272,271

Contribution to Property Net Operating Income
Fully stabilized communities	$152,200	$145,346	$135,511
Development, rehabilitation and lease-up communities	6,908	4,254	6,077
Condominium conversion and other communities	5,457	9,811	13,144
Acquired communities	8,256	3,929	—
Other property segments, including corporate management expenses	(7,023)	(5,687)	(7,470)

Consolidated property net operating income	165,798	157,653	147,262

Interest income	822	1,261	661
Other revenues	602	402	255
Minority interest in consolidated property partnerships	(1,857)	(257)	(110)
Depreciation	(66,371)	(65,687)	(68,795)
Interest expense	(52,116)	(52,533)	(54,197)
Amortization of deferred financing costs	(3,297)	(3,526)	(4,661)
General and administrative	(21,337)	(18,502)	(18,307)
Investment and development	(7,063)	(6,424)	(4,711)
Severance charges	—	—	(796)
Gains (losses) on sales of real estate assets, net	100,015	12,881	(531)
Equity in income of unconsolidated real estate entities	1,556	1,813	1,767
Other income (expense)	(1,098)	2,592	5,267

Income from continuing operations	115,654	29,673	3,104
Income from discontinued operations	65,438	73,613	145,943

Net income	$181,092	$103,286	$149,047

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2007, 2006 and 2005 were as follows:

In 2007, the Operating Partnership sold two apartment communities of the net proceeds totaling $66,938 were held by an exchange intermediary at December 31, 2007, pending the completion of a tax deferred exchange. In 2006, the Operating Partnership sold an apartment community subject to $40,000 of secured mortgage indebtedness assumed by the purchaser. In 2005, the Operating Partnership sold three apartment communities subject to $81,560 of tax-exempt mortgage indebtedness assumed by the purchasers. Additionally in 2006, the Operating Partnership acquired an apartment community for cash and the assumption of secured mortgage indebtedness totaling $41,394. These transactions were excluded from the cash flow statement as non-cash transactions.

Post Apartment Homes, L.P.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per unit data)

In 2007, the Operating Partnership amortized approximately $1,123 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). Other than the amortization discussed herein, in 2007, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in partners’ equity of $1,660. In 2006, the Operating Partnership amortized approximately $1,116 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). In addition in 2006, the Operating Partnership recognized a non-cash loss of $142 through a reduction of accumulated other comprehensive losses as a result of the ineffectiveness of an interest rate cap arrangement (see note 13). Other than the amortization and loss discussed herein, in 2006, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in partners’ equity of $305. In 2005, the Operating Partnership’s derivative financial instruments increased in value causing a decrease in accounts payable and accrued expenses and a corresponding increase in partners’ equity of $5,850.

The Operating Partnership committed to distribute $19,933, $19,886 and $19,257 for the quarters ended December 31, 2007, 2006 and 2005, respectively.

In 2007, 2006 and 2005, the Company issued common shares for director compensation, totaling $502, $471 and $194, respectively. In 2005, under an amended and restated deferred compensation plan for directors and officers, Company common shares were issued to the plan in settlement of the Company’s variable obligation relating to changes in the value of its common shares due the directors under the prior deferred compensation plan. This 2005 common share issuance totaling $1,568 and the additional stock issuances in 2005, 2006 and 2007 were non-cash transactions.

In 2007, 2006 and 2005, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $1,411, $339 and $760, respectively.

17.	OTHER INCOME (EXPENSE)

In 2007, other expense primarily included estimated state franchise and other taxes. Franchise taxes of approximately $694 are associated with new margin-based taxes in Texas that were effective in 2007. Income tax expense recorded by the Operating Partnership of approximately $560 in 2007 is discussed in note 8. In 2006, other income primarily included a gain on the sale of marketable securities of $573, an additional gain on sale of a technology investment of $325 resulting from the receipt of previously escrowed proceeds under the prior year sale (see below) and additional income totaling $1,655 resulting from the net increase in the market value of an ineffective cash flow hedge prior to its termination. In 2005, the Operating Partnership sold its investment in a technology company, and recognized a gain of $5,267.

Post Apartment Homes, L.P.

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Under SFAS No. 144, as further discussed in note 2, the operating results of apartment communities classified as held for sale were included in discontinued operations in the accompanying statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which in the first and second quarters of 2007 differ from the presentation of discontinued operations included in the Operating Partnership’s previously issued financial statements included in its quarterly reports on Form 10-Q filed in 2007. Quarterly financial information for the years ended December 31, 2007 and 2006, as revised to reflect the change discussed above, was as follows:

	Year Ended December 31, 2007
	First	Second	Third	Fourth

Revenues	$75,360	$76,065	$78,011	$78,106

Income (loss) from continuing operations	6,968	64,300	10,038	34,348
Income from discontinued operations	17,854	548	1,118	45,918

Net income	24,822	64,848	11,156	80,266
Distributions to preferred unitholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income available to common unitholders	$22,913	$62,938	$9,247	$78,357

Earnings per common unit:
Net income available to common unitholders — basic	$0.52	$1.43	$0.21	$1.77
Net income available to common unitholders — diluted	$0.51	$1.40	$0.21	$1.76

	Year Ended December 31,
	2006
	First	Second	Third	Fourth

Revenues	$70,146	$72,160	$74,709	$74,530

Income from continuing operations	3,454	12,333	7,099	6,787
Income from discontinued operations	1,419	1,917	29,366	40,911

Net income	4,873	14,250	36,465	47,698
Distributions to preferred unitholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income available to common unitholders	$2,964	$12,340	$34,556	$45,789

Earnings per common unit:
Net income available to common unitholders — basic	$0.07	$0.28	$0.79	$1.04
Net income available to common unitholders — diluted	$0.07	$0.28	$0.77	$1.02

In the first, second and fourth quarters of 2007, net income increased primarily due to gains on sales of apartment communities and gains on the sales of 75% interests in certain apartment communities to an unconsolidated entity (see note 2) during those periods. In the third and fourth quarters of 2006, net income increased primarily due to gains on sales of apartment communities during those periods.

Post Properties, Inc.
Post Apartment Homes, L.P.

Schedule III
POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(Dollars in thousands)
						Costs	Gross Amount at Which
				Initial Costs		Capitalized	Carried at Close of Period
		Related			Building and	Subsequent		Building and		Accumulated	Date of	Date	Depreciable
	Description	Encumbrances		Land	Improvements	To Acquisition	Land	Improvements	Total(1)	Depreciation	Construction	Acquired	Lives Years

Georgia
Post Briarclifftm	Apartments	—		13,344	—	48,161	13,344	48,161	61,505	16,302	12/96	09/96	5-40 Years
Post Brookhaven®	Apartments	—		7,921	—	34,417	7,921	34,417	42,338	19,066	07/89 – 12/92	03/89	5-40 Years
Post Chastain®	Apartments	27,694	(2)	6,352	—	57,076	6,779	56,649	63,428	23,059	06/88 – 10/90	06/88	5-40 Years
Post Crossing®	Apartments	21,580		3,951	—	20,899	3,951	20,899	24,850	8,067	04/94 – 08/95	11/93	5-40 Years
Post Dunwoody®	Apartments	—		4,917	—	30,680	4,961	30,636	35,597	13,409	11/88	12/84 & 8/94	5-40 Years
Post Gardens®	Apartments	—		5,859	—	35,455	5,931	35,383	41,314	12,177	07/96	05/96	5-40 Years
Post Glen®	Apartments	19,137		5,591	—	22,972	5,784	22,779	28,563	8,280	07/96	05/96	5-40 Years
Post Lenox Park®	Apartments	10,224	(2)	3,132	—	11,918	3,132	11,918	15,050	4,621	03/94 – 05/95	03/94	5-40 Years
Post Oglethorpe®	Apartments	—		3,662	—	18,140	3,662	18,140	21,802	7,309	03/93 – 10/94	03/93	5-40 Years
Post Parksidetm	Mixed Use	—		3,402	—	20,708	3,465	20,645	24,110	6,259	02/99	12/97	5-40 Years
Post Peachtree Hills®	Apartments	—		4,215	—	15,324	4,857	14,682	19,539	6,575	02/92 – 09/94	02/92 & 9/92	5-40 Years
Post Renaissance®(3)	Apartments	—		—	—	21,726	—	21,726	21,726	9,831	07/91 – 12/94	06/91 & 01/94	5-40 Years
Post Ridge®	Apartments	—		5,150	—	32,647	5,150	32,647	37,797	10,723	10/96	07/96	5-40 Years
Post Riverside®	Mixed Use	—		11,130	—	112,706	12,457	111,379	123,836	38,356	07/96	01/96	5-40 Years
Post Springtm	Apartments	—		2,105	—	38,736	2,105	38,736	40,841	11,190	09/99	09/99	5-40 Years
Post Stratfordtm(3)	Apartments	—		328	—	26,127	620	25,835	26,455	7,951	04/99	01/99	5-40 Years
Post Woods®	Apartments	24,517	(2)	1,378	—	29,905	3,070	28,213	31,283	16,797	03/76 – 09/83	06/76	5-40 Years

Post Properties, Inc.
Post Apartment Homes, L.P.

Schedule III continued
POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(Dollars in thousands)
						Costs	Gross Amount at Which
				Initial Costs		Capitalized	Carried at Close of Period
		Related			Building and	Subsequent		Building and		Accumulated	Date of	Date	Depreciable
	Description	Encumbrances		Land	Improvements	To Acquisition	Land	Improvements	Total(1)	Depreciation	Construction	Acquired	Lives Years

Texas
Post Abbeytm	Apartments	$—		$575	$6,276	$1,863	$575	$8,139	$8,714	$2,183	N/A	10/97	5-40 Years
Post Addison Circletm	Mixed Use	—		2,885	41,482	124,618	8,382	160,603	168,985	49,900	10/97	10/97	5-40 Years
Post Barton Creektm	Apartments	—		1,920	24,482	941	1,920	25,423	27,343	1,367	N/A	03/06	5-40 Years
Post Cole’s Cornertm	Mixed Use	—		1,886	18,006	2,529	2,086	20,335	22,421	6,943	N/A	10/97	5-40 Years
Post Heightstm/Gallery	Mixed Use	—		5,455	15,559	31,367	5,812	46,569	52,381	14,840	10/97	10/97	5-40 Years
Post Legacy	Mixed Use	—		684	—	33,868	811	33,741	34,552	8,969	03/99	03/99	5-40 Years
Post Meridiantm	Apartments	—		1,535	11,605	1,493	1,535	13,098	14,633	4,231	N/A	10/97	5-40 Years
Post Midtown Square®	Mixed Use	—		4,408	1,412	48,941	3,437	51,324	54,761	13,942	10/97	10/97	5-40 Years
Post Park Mesatm	Apartments	—		1,480	17,861	881	1,480	18,742	20,222	983	N/A	03/06	5-40 Years
Post Rice Loftstm(3)	Mixed Use	—		449	13,393	27,514	449	40,907	41,356	9,763	10/97	10/97	5-40 Years
Post Squaretm	Mixed Use	—		4,565	24,595	1,983	4,565	26,578	31,143	7,219	N/A	10/97	5-40 Years
Post Uptown Villagetm	Apartments	14,889	(2)	3,955	22,120	19,856	6,682	39,249	45,931	10,665	N/A	10/97	5-40 Years
Post Vineyardtm	Apartments	—		1,133	8,560	657	1,133	9,217	10,350	2,476	N/A	10/97	5-40 Years
Post Vintagetm	Apartments	—		2,614	12,188	953	2,614	13,141	15,755	3,943	N/A	10/97	5-40 Years
Post Worthingtontm	Mixed Use	—		3,744	34,700	15,971	3,744	50,671	54,415	11,868	N/A	10/97	5-40 Years

Florida
Post Bay at Rocky Pointtm(5)	Apartments	—		528	5,081	20,437	2,400	23,646	26,046	675	N/A	10/06	5-40 Years
Post Harbour Placetm	Mixed Use	—		3,854	—	66,137	8,312	61,679	69,991	17,842	03/97	01/97	5-40 Years
Post Hyde Park®	Apartments	—		3,498	—	41,667	9,011	36,154	45,165	9,165	09/94	07/94	5-40 Years
Post Lake at Baldwin Park®	Apartments	—		17,500	56,707	106	17,500	56,813	74,313	757	N/A	07/07	5-40 Years
Post Parksidetm	Mixed Use	—		2,493	—	32,240	2,493	32,240	34,733	8,618	03/99	03/99	5-40 Years
Post Rocky Point®	Apartments	57,000		10,510	—	64,126	10,567	64,069	74,636	21,519	04/94 – 11/96	02/94 & 09/96	5-40 Years

Virginia
Post Carlyle Squaretm(5)	Mixed Use	—		1,043	—	55,608	3,316	53,335	56,651	1,424	12/04	N/A	5-40 Years
Post Corners®	Apartments	16,676	(2)	4,404	—	25,192	4,493	25,103	29,596	8,835	06/94	06/94	5-40 Years
Post Fallsgrove	Apartments	40,513		14,801	69,179	692	14,801	69,871	84,672	3,046	N/A	7/06	5-40 Years
Post Forest®	Apartments	—		8,590	—	27,837	9,106	27,321	36,427	16,716	01/89 – 12/90	03/88	5-40 Years
Post Pentagon Rowtm(3)	Mixed Use	—		2,359	7,659	85,916	3,470	92,464	95,934	16,572	06/99	02/99	5-40 Years
Post Tysons Cornertm	Apartments	—		20,000	65,478	1,869	20,000	67,347	87,347	7,909	N/A	06/04	5-40 Years

New York
Post Luminariatm	Mixed Use	34,561		4,938	—	46,302	4,938	46,302	51,240	11,231	03/01	03/01	5-40 Years
Post Toscanatm	Mixed Use	—		15,976	—	76,881	17,156	75,701	92,857	9,414	01/02	01/02	5-40 Years

Post Properties, Inc.
Post Apartment Homes, L.P.

Schedule III continued
POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.
REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION
December 31, 2007
(Dollars in thousands)
					Costs	Gross Amount at Which
			Initial Costs		Capitalized	Carried at Close of Period
		Related		Building and	Subsequent		Building and				Accumulated	Date of	Date	Depreciable
	Description	Encumbrances	Land	Improvements	To Acquisition	Land	Improvements		Total(1)		Depreciation	Construction	Acquired	Lives Years

North Carolina
Post Ballantyne	Apartments		$6,400	$30,850	$2,470	$6,400	$33,320		$39,720		$3,270	11/04	05/05	5-40 Years
Post Gateway Placetm	Mixed Use	$—	2,424	—	61,338	3,481	60,281		63,762		14,154	11/00	08/99	5-40 Years
Post Park at Phillips Place®	Mixed Use	—	4,305	—	38,317	4,307	38,315		42,622		13,608	01/96	11/95	5-40 Years
Post Uptown Placetm	Mixed Use	—	2,336	—	29,019	2,363	28,992		31,355		7,484	09/98	09/98	5-40 Years

Miscellaneous Investments(6)		—	13,212	5,496	291,647	154,769	155,586		310,355		20,723			5-40 Years

Total		$266,791	$258,896	$492,689	$1,858,833	$431,297	$2,179,121	(4)	$2,610,418	(4)	$562,226

(1)	The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,226,130 at December 31, 2007, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.

(2)	These properties serve as collateral for the Federal National Mortgage Association credit enhancement.

(3)	The Company has a leasehold interest in the land underlying these communities.

(4)	This total excludes for-sale condominiums and assets held for sale of $38,844 and $24,576, respectively, at December 31, 2007. Assets held for sale include one apartment community with gross assets and gross accumulated depreciation of $21,034 and $4,031, respectively, at December 31, 2007.

(5)	For communities in lease-up, amounts represent cost associated with completed apartment units.

(6)	Miscellaneous investments include construction in progress, land held for development and certain other corporate assets.

A summary of activity for real estate investments and accumulated depreciation is as follows:

	2007	2006	2005

Real estate investments
Balance at beginning of year	$2,532,117	$2,373,406	$2,407,425
Improvements	241,215	316,296	129,101
Disposition of property(a)	(162,914)	(157,585)	(163,120)

Balance at end of year	$2,610,418	$2,532,117	$2,373,406

Accumulated depreciation
Balance at beginning of year	$547,477	$516,954	$498,367
Depreciation(b)	65,646	67,311	75,185
Accumulated depreciation on disposed property(a)	(50,897)	(36,788)	(56,598)

Balance at end of year(c)	$562,226	$547,477	$516,954

(a)	Represents reductions for assets classified as held for sale and converted into for-sale condominiums as well as assets contributes to an unconsolidated entity in 2007.
(b)	Represents depreciation expense of real estate assets. Amounts exclude depreciation and amortization of lease intangible assets, commercial leasing costs and excess joint venture investments.
(c)	Accumulated depreciation on the balance sheet excludes accumulated depreciation on assets held for sale in the amounts of $4,031, $4,035 and $0 at December 31, 2007, 2006 and 2005, respectively.

Post Properties, Inc.
Post Apartment Homes, L.P.

(b)	Exhibits

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit
No.			Description

3	.1(a)	—	Articles of Incorporation of the Company
3	.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
3	.7(e)	—	Amendment No. 1 to the Amended and Restated Bylaws of the Company
3	.8(s)	—	Amendment No. 2 to the Amended and Restated Bylaws of the Company
3	.9(q)	—	Amendment No. 3 to the Amended and Restated Bylaws of the Company
4	.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4	.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10	.1(b)	—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10	.2(b)	—	First Amendment to Second Amended and Restated Partnership Agreement
10	.3(b)	—	Second Amendment to Second Amended and Restated Partnership Agreement
10	.4(g)	—	Third Amendment to Second Amended and Restated Partnership Agreement
10	.5(g)	—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10	.6(c)	—	Fifth Amendment to Second Amended and Restated Partnership Agreement
10	.7(h)	—	Sixth Amendment to Second Amended and Restated Partnership Agreement
10	.8*	—	Amended and Restated Employee Stock Plan
10	.9(j)*	—	2003 Incentive Stock Plan
10	.10(b)	—	Form of Indemnification Agreement for officers and directors
10	.11(k)*	—	Dividend Reinvestment Stock Purchase Plan
10	.12*	—	Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.
10	.13(m)*	—	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10	.14*	—	Form of Change in Control Agreement (2.0X)
10	.15*	—	Form of Change in Control Agreement (1.5X)
10	.16*	—	Form of Change in Control Agreement (1.0X)
10	.17(i)*	—	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10	.18(i)*	—	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10	.19(i)*	—	Amended and Restated Employment and Change in Control Agreement with Thomas D. Senkbeil
10	.20(i)*	—	Amended and Restated Employment and Change in Control Agreement with Thomas L. Wilkes
10	.21(i)*	—	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10	.22(n)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10	.23(n)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10	.24(l)*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10	.25(l)*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman
10	.26(o)	—	Amended and Restated Credit Agreement dated as of April 28, 2006 by and among Post Apartment Homes, L.P., Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, SunTrust Bank and Sumitomo Mitsui Banking Corporation, and the financial institutions a party thereto and their assignees
10	.27(r)	—	First Amendment, dated as of November 2, 2007, to Amended and Restated Credit Agreement by and among Post Apartment Homes, L.P., each of the Lenders party thereto and Wachovia Bank, National Association.
11	.1(p)	—	Statement Regarding Computation of Per Share Earnings

Post Properties, Inc.
Post Apartment Homes, L.P.

Exhibit
No.		Description

21.1	—	List of Subsidiaries
23.1	—	Consent of Deloitte & Touche LLP — Post Properties, Inc.
23.2	—	Consent of Deloitte & Touche LLP — Post Apartment Homes, L.P. and Post Properties, Inc.
23.3	—	Consent of PricewaterhouseCoopers LLP — Post Properties, Inc.
23.4	—	Consent of PricewaterhouseCoopers LLP — Post Apartment Homes, L.P. and Post Properties, Inc.
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.
(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 15, 2008.
(j)	Filed as Appendix A to the 2003 proxy statement and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 2, 2006 and incorporated herein by reference.
(p)	The information required by this exhibit is included in note 6 to the consolidated financial statement and incorporated herein by reference.
(q)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on December 20, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on November 2, 2007 and incorporated herein by reference.
(s)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on February 20, 2007 and incorporated herein by reference.

Post Properties, Inc.
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
(Registrant)

February 28, 2008

By:	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III /s/ Robert C. Goddard, III	Chairman of the Board and Director	February 28, 2008

/s/ David P. Stockert /s/ David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ Christopher J. Papa /s/ Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ Arthur J. Quirk /s/ Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Financial Officer)	February 28, 2008

/s/ Herschel M. Bloom /s/ Herschel M. Bloom	Director	February 28, 2008

/s/ Douglas Crocker II /s/ Douglas Crocker II	Director	February 28, 2008

/s/ Walter M. Deriso, Jr. /s/ Walter M. Deriso, Jr.	Director	February 28, 2008

/s/ Russell R. French /s/ Russell R. French	Director	February 28, 2008

/s/ Charles E. Rice /s/ Charles E. Rice	Director	February 28, 2008

/s/ Stella F. Thayer /s/ Stella F. Thayer	Director	February 28, 2008

/s/ Ronald de Waal /s/ Ronald de Waal	Director	February 28, 2008

Post Properties, Inc.
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
Post G.P. Holdings, Inc., as General Partner

February 28, 2008

By:	/s/ David P. Stockert
David P. Stockert, President and Chief
Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III /s/ Robert C. Goddard, III	Chairman of the Board and Director	February 28, 2008

/s/ David P. Stockert /s/ David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2008

/s/ Christopher J. Papa /s/ Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2008

/s/ Arthur J. Quirk /s/ Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2008

/s/ Herschel M. Bloom /s/ Herschel M. Bloom	Director	February 28, 2008

/s/ Douglas Crocker II /s/ Douglas Crocker II	Director	February 28, 2008

/s/ Walter M. Deriso, Jr. /s/ Walter M. Deriso, Jr.	Director	February 28, 2008

/s/ Russell R. French /s/ Russell R. French	Director	February 28, 2008

/s/ Charles E. Rice /s/ Charles E. Rice	Director	February 28, 2008

/s/ Stella F. Thayer /s/ Stella F. Thayer	Director	February 28, 2008

/s/ Ronald de Waal /s/ Ronald de Waal	Director	February 28, 2008

Post Properties, Inc.
Post Apartment Homes, L.P.

EXHIBIT INDEX

Exhibit
No.			Description

3	.1(a)	—	Articles of Incorporation of the Company
3	.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3	.6(d)	—	Bylaws of the Company (as Amended and Restated as of November 5, 2003)
3	.7(e)	—	Amendment No. 1 to the Amended and Restated Bylaws of the Company
3	.8(s)	—	Amendment No. 2 to the Amended and Restated Bylaws of the Company
3	.9(q)	—	Amendment No. 3 to the Amended and Restated Bylaws of the Company
4	.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4	.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10	.1(b)	—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10	.2(b)	—	First Amendment to Second Amended and Restated Partnership Agreement
10	.3(b)	—	Second Amendment to Second Amended and Restated Partnership Agreement
10	.4(g)	—	Third Amendment to Second Amended and Restated Partnership Agreement
10	.5(g)	—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10	.6(c)	—	Fifth Amendment to Second Amended and Restated Partnership Agreement
10	.7(h)	—	Sixth Amendment to Second Amended and Restated Partnership Agreement
10	.8*	—	Amended and Restated Employee Stock Plan
10	.9(j)*	—	2003 Incentive Stock Plan
10	.10(b)	—	Form of Indemnification Agreement for officers and directors
10	.11(k)*	—	Dividend Reinvestment Stock Purchase Plan
10	.12*	—	Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.
10	.13(m)*	—	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10	.14*	—	Form of Change in Control Agreement (2.0X)
10	.15*	—	Form of Change in Control Agreement (1.5X)
10	.16*	—	Form of Change in Control Agreement (1.0X)
10	.17(i)*	—	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10	.18(i)*	—	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10	.19(i)*	—	Amended and Restated Employment and Change in Control Agreement with Thomas D. Senkbeil
10	.20(i)*	—	Amended and Restated Employment and Change in Control Agreement with Thomas L. Wilkes
10	.21(i)*	—	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10	.22(n)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10	.23(n)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10	.24(l)*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10	.25(l)*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman
10	.26(o)	—	Amended and Restated Credit Agreement dated as of April 28, 2006 by and among Post Apartment Homes, L.P., Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, SunTrust Bank and Sumitomo Mitsui Banking Corporation, and the financial institutions a party thereto and their assignees
10	.27(r)	—	First Amendment, dated as of November 2, 2007, to Amended and Restated Credit Agreement by and among Post Apartment Homes, L.P., each of the Lenders party thereto and Wachovia Bank, National Association.
11	.1(p)	—	Statement Regarding Computation of Per Share Earnings
21.1		—	List of Subsidiaries
23.1		—	Consent of Deloitte & Touche LLP -- Post Properties, Inc.
23.2		—	Consent of Deloitte & Touche LLP -- Post Apartment Homes, L.P. and Post Properties, Inc.
23.3		—	Consent of PricewaterhouseCoopers LLP -- Post Properties, Inc.

Post Properties, Inc.
Post Apartment Homes, L.P.

Exhibit
No.		Description

23.4	—	Consent of PricewaterhouseCoopers LLP -- Post Apartment Homes, L.P. and Post Properties, Inc.
31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 2003 and incorporated herein by reference.
(e)	Filed as Appendix A to the 2004 proxy statement and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 15, 2008.
(j)	Filed as Appendix A to the 2003 proxy statement and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 2, 2006 and incorporated herein by reference.
(p)	The information required by this exhibit is included in note 6 to the consolidated financial statement and incorporated herein by reference.
(q)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on December 20, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on November 2, 2007 and incorporated herein by reference.
(s)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on February 20, 2007 and incorporated herein by reference.

Post Properties, Inc.
Post Apartment Homes, L.P.