Form 10-Q
period 2008-09-30
POST APARTMENT HOMES LP; POST PROPERTIES INC
filed 2008-11-10
CIK 1012271, 903127

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Post Properties, Inc.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☐
(Do not check if a smaller reporting company)
     Post Apartment Homes, L.P.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	☐	No	☑
Post Apartment Homes, L.P.	Yes	☐	No	☑

APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
44,184,986 shares of common stock outstanding as of October 31, 2008.

POST PROPERTIES, INC.
POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Real estate assets
Land	$235,757	$276,680
Building and improvements	1,677,522	1,840,563
Furniture, fixtures and equipment	195,929	204,433
Construction in progress	139,154	134,125
Land held for future development	123,902	154,617

	2,372,264	2,610,418
Less: accumulated depreciation	(514,029)	(562,226)
For-sale condominiums	20,167	38,844
Assets held for sale, net of accumulated depreciation of $86,383 and $4,031 at September 30, 2008 and December 31, 2007, respectively	244,659	24,576

Total real estate assets	2,123,061	2,111,612
Investments in and advances to unconsolidated real estate entities	40,874	23,036
Cash and cash equivalents	4,343	11,557
Restricted cash	11,716	5,642
Deferred charges, net	9,489	10,538
Other assets	38,649	105,756

Total assets	$2,228,132	$2,268,141

Liabilities and shareholders’ equity
Indebtedness, including $62,908 and $0 secured by assets held for sale as of September 30, 2008 and December 31, 2007, respectively	$1,043,418	$1,059,066
Accounts payable and accrued expenses	110,581	100,215
Dividend and distribution payable	19,990	19,933
Accrued interest payable	13,474	4,388
Security deposits and prepaid rents	16,903	11,708

Total liabilities	1,204,366	1,195,310

Minority interest of common unitholders in Operating Partnership	6,034	10,354
Minority interests in consolidated real estate entities	9,542	3,972

Total minority interests	15,576	14,326

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
44,131 and 43,825 shares issued, 44,129 and 43,825 shares outstanding at September 30, 2008 and December 31, 2007, respectively	441	438
Additional paid-in-capital	884,331	874,928
Accumulated earnings	129,405	189,985
Accumulated other comprehensive income (loss)	(2,601)	(3,962)

	1,011,605	1,061,418

Less common stock in treasury, at cost, 87 and 72 shares at September 30, 2008 and December 31, 2007, respectively	(3,415)	(2,913)

Total shareholders’ equity	1,008,190	1,058,505

Total liabilities and shareholders’ equity	$2,228,132	$2,268,141

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Rental	$63,700	$62,460	$188,174	$183,998
Other property revenues	3,882	3,779	11,263	10,829
Other	261	171	735	416

Total revenues	67,843	66,410	200,172	195,243

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	32,545	32,169	98,557	95,785
Depreciation	14,979	14,522	43,628	43,248
General and administrative	4,461	4,761	15,265	16,168
Investment, development and other	1,834	2,007	4,648	5,512
Strategic review costs	—	—	8,161	—
Impairment, severance and other costs	5,002	—	34,302	—

Total expenses	58,821	53,459	204,561	160,713

Operating income (loss)	9,022	12,951	(4,389)	34,530

Interest income	96	189	367	652
Interest expense	(11,471)	(10,658)	(31,739)	(32,566)
Amortization of deferred financing costs	(869)	(828)	(2,579)	(2,469)
Gains on sales of real estate assets, net	476	5,061	2,227	71,506
Equity in income of unconsolidated real estate entities	260	402	1,081	1,216
Other income (expense), net	534	(262)	426	(784)
Minority interest in consolidated property partnerships	52	(452)	113	(1,146)
Minority interest of common unitholders	14	(41)	298	(923)

Income (loss) from continuing operations	(1,886)	6,362	(34,195)	70,016

Discontinued operations
Income from discontinued property operations, net of minority interest	5,612	4,380	13,254	12,244
Gains on sales of real estate assets, net of minority interest	23,350	307	25,640	17,197

Income from discontinued operations	28,962	4,687	38,894	29,441

Net income	27,076	11,049	4,699	99,457
Dividends to preferred shareholders	(1,909)	(1,909)	(5,728)	(5,728)

Net income (loss) available to common shareholders	$25,167	$9,140	$(1,029)	$93,729

Per common share data — Basic
Income (loss) from continuing operations (net of preferred dividends)	$(0.09)	$0.10	$(0.91)	$1.48
Income from discontinued operations	0.66	0.11	0.88	0.68

Net income (loss) available to common shareholders	$0.57	$0.21	$(0.02)	$2.16

Weighted average common shares outstanding — basic	44,047	43,524	43,976	43,452

Per common share data — Diluted
Income (loss) from continuing operations (net of preferred dividends)	$(0.09)	$0.10	$(0.91)	$1.46
Income from discontinued operations	0.66	$0.11	0.88	0.67

Net income (loss) available to common shareholders	$0.57	$0.21	$(0.02)	$2.12

Weighted average common shares outstanding — diluted	44,047	44,101	43,976	44,166

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
ACCUMULATED EARNINGS
(In thousands, except per share data)
(Unaudited)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2007	$29	$438	$874,928	$189,985	$(3,962)	$(2,913)	$1,058,505
Comprehensive income
Net income	—	—	—	4,699	—	—	4,699
Net change in derivatives, net of minority interest	—	—	—	—	1,376	—	1,376

Total comprehensive income							6,075
Proceeds from employee stock purchase, stock option and other plans	—	1	2,402	—	—	(984)	1,419
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	—	2	3,478	—	(15)	482	3,947
Stock-based compensation, net of minority interest	—	—	3,523	—	—	—	3,523
Dividends to preferred shareholders	—	—	—	(5,728)	—	—	(5,728)
Dividends to common shareholders ($1.35 per share)	—	—	—	(59,551)	—	—	(59,551)

Shareholders’ Equity and Accumulated Earnings, September 30, 2008	$29	$441	$884,331	$129,405	$(2,601)	$(3,415)	$1,008,190

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$4,699	$99,457
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	47,251	50,889
Amortization of deferred financing costs	2,579	2,469
Minority interest of common unitholders in Operating Partnership	(298)	923
Minority interest in discontinued operations	290	446
Minority interest in consolidated entities	362	1,416
Gains on sales of real estate assets	(28,059)	(88,969)
Other expense	689	842
Asset impairment charges	28,947	—
Equity in income of unconsolidated entities	(1,081)	(1,216)
Distributions of earnings of unconsolidated entities	2,059	1,838
Deferred compensation	552	394
Stock-based compensation	3,549	3,072
Changes in assets, increase in:
Other assets	(2,219)	(3,891)
Deferred charges	(182)	(139)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	9,086	7,882
Accounts payable and accrued expenses	11,973	2,141
Security deposits and prepaid rents	(879)	660

Net cash provided by operating activities	79,318	78,214

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(104,972)	(227,402)
Net proceeds from sales of real estate assets	151,661	182,231
Capitalized interest	(9,546)	(8,659)
Annually recurring capital expenditures	(8,592)	(8,815)
Periodically recurring capital expenditures	(5,114)	(5,623)
Community rehabilitation and other revenue generating capital expenditures	(12,554)	(10,646)
Corporate additions and improvements	(613)	(1,932)
Distributions from (investments in and advances to) unconsolidated entities	(11,727)	25,788
Note receivable collections and other investments	1,624	837

Net cash provided by (used in) investing activities	167	(54,221)

Cash Flows From Financing Activities
Lines of credit proceeds (repayments), net	(131,393)	149,734
Proceeds from indebtedness	120,000	—
Payments on indebtedness	(3,865)	(112,159)
Payments of financing costs and other	(5,052)	(257)
Treasury stock acquisitions	—	(3,694)
Proceeds from employee stock purchase and stock options plans	867	4,470
Capital contributions (distributions) of minority interests	(1,631)	429
Distributions to common unitholders	(483)	(882)
Dividends paid to preferred shareholders	(5,728)	(3,819)
Dividends paid to common shareholders	(59,414)	(58,835)

Net cash used in financing activities	(86,699)	(25,013)

Net increase in cash and cash equivalents	(7,214)	(1,020)
Cash and cash equivalents, beginning of period	11,557	3,663

Cash and cash equivalents, end of period	$4,343	$2,643

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At September 30, 2008, the Company owned 21,890 apartment units in 60 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,736 apartment units in five communities currently under construction and/or in lease-up. The Company is also developing and selling 506 for-sale condominium homes in four communities (including 129 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At September 30, 2008, approximately 40.9%, 20.3%, 12.1% and 10.1% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At September 30, 2008, the Company had outstanding 44,129 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.3% common ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 293 at September 30, 2008 and represented a 0.7% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.3% and 98.6% for the three months ended and 99.3% and 98.6% for the nine months ended September 30, 2008 and 2007, respectively.

Conclusion of Strategic Process

On January 23, 2008, the Company announced that its Board of Directors had authorized management, working with financial and legal advisors, to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. The Board ended the process on June 25, 2008 due to the increasingly difficult market environment and a lack of definitive proposals. For the nine months ended September 30, 2008, the Company incurred approximately $8,161 of strategic review costs related to this process.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 (the “Form 10-K”).

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
For newly developed condominiums, the Company accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66 and the guidance provided by EITF 06-8. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66 and the guidance provided by EITF 06-8. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of September 30, 2008, all newly developed condominium projects are accounted for under the Completed Contract Method.
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

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
The Company applies SFAS No. 157 in relation to the valuation of its derivative instrument at fair value (see note 6) and the Company’s impairment valuation analysis related to real estate assets (see note 8). The following table presents the Company’s real estate assets and derivative liabilities reported at fair market value and the related level in the fair value hierarchy as defined by SFAS No. 157 used to measure those assets and liabilities at September 30, 2008:

	Fair value measurements as of September 30, 2008
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, land held for development and sale	$44,773	$—	$—	$44,773
Interest rate swap agreement	(1,526)	—	(1,526)	—
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

SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R will replace SFAS No. 141 on the date it becomes effective. SFAS No. 141R will require 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination at fair value, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R will lead to the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. SFAS No. 141R is effective for the Company on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 141R on the Company’s financial position and results of operations.

2.	REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At September 30, 2008, the Company had seven apartment communities, containing 2,365 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $244,659, which represents the lower of their depreciated cost or fair value less costs to sell. At September 30, 2008, the Company also had portions of two communities being converted to condominiums and certain completed condominium units at newly developed condominium communities totaling $20,167 classified as for-sale condominiums on the accompanying consolidated balance sheet.

For the three and nine months ended September 30, 2008 and 2007, income from continuing operations included net gains from condominium sales activities at newly developed and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Company expensed certain sales and marketing costs associated with pre-sale condominium communities and condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Condominium revenues	$8,633	$30,501	$26,981	$61,592
Condominium costs and expenses	(8,157)	(25,440)	(24,754)	(49,324)

Gains on sales of condominiums, net	$476	$5,061	$2,227	$12,268

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
For the nine months ended September 30, 2007, gains on sales of real estate assets in continuing operations also included a gain of $55,300 related to the Company’s transfer of two operating apartment communities to a newly formed unconsolidated entity in which the Company retained a 25% non-controlling interest for aggregate proceeds of approximately $89,351. The gain was calculated as the difference between the proceeds received from the independent third party for its 75% interest in the unconsolidated entity and the Company’s 75% proportionate share of the net book value of operating communities transferred to the unconsolidated entity. The unconsolidated entity obtained mortgage financing secured by the apartment communities totaling approximately $85,723, of which approximately $21,431 was distributed to the Company. Additionally, for the nine months ended September 30, 2007, gains on sales of real estate assets in continuing operations included gains of $3,938 on the sales of land sites in Atlanta, Georgia and Dallas, Texas.
Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three and nine months ended September 30, 2008, income from discontinued operations included the results of operations of seven apartment communities classified as held for sale at September 30, 2008 and two apartment communities through their sale dates in 2008. For the three and nine months ended September 30, 2007, income from discontinued operations included the results of operations of the seven apartment communities classified as held for sale at September 30, 2008, the two apartment communities sold in 2008, a condominium conversion community through its sell out date in February 2007 and three apartment communities sold in 2007 through their respective sale dates.
The revenues and expenses of these communities for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Rental	$10,896	$13,256	$33,398	$39,528
Other property revenues	415	641	1,290	1,882

Total revenues	11,311	13,897	34,688	41,410

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	3,640	4,493	11,540	13,619
Depreciation	—	2,264	3,623	7,641
Interest	1,776	2,565	5,697	7,456
Minority interest in consolidated property partnerships	241	133	475	271

Total expenses	5,657	9,455	21,335	28,987

Income from discontinued property operations before minority interest	5,654	4,442	13,353	12,423
Minority interest	(42)	(62)	(99)	(179)

Income from discontinued property operations	$5,612	$4,380	$13,254	$12,244

For the three and nine months ended September 30, 2008, the Company recognized net gains in discontinued operations of $23,520 ($23,350 net of minority interest) and $25,831 ($25,640 net of minority interest), respectively, from the sales of two communities, containing 143 and 250 units. These sales generated net proceeds of approximately $37,846 and $57,279 for the three and nine months ended September 30, 2008, respectively. For the nine months ended September 30, 2007, the Company recognized net gains in discontinued operations of $16,974 ($16,714 net of minority interest) from the sale of one community, containing 182 units. The sale generated net proceeds of $23,741.
Subsequent to September 30, 2008, the Company sold one community, containing 494 units, for gross proceeds of approximately $52,750. As a result of this sale, the Company will record a gain of approximately $37 million in the fourth quarter. Net proceeds from the sale were primarily invested in cash equivalents.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
For the three and nine months ended September 30, 2007, the Company recorded additional condominium gains of $311 resulting from the reduction of unused warranty accruals from condominium communities sold out in the prior year. For the nine months ended September 30, 2007, gains on sales of real estate assets included in discontinued operations also included net gains from condominium sales at one condominium conversion community that sold out in February 2007. A summary of revenues and costs and expenses of condominium activities included in discontinued operations was as follows:

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
Condominium revenues	$—	$560
Condominium costs and expenses	311	(70)

Gains on condominium sales, before minority interest	311	490
Minority interest	(4)	(7)

Gains on condominium sales, net of minority interest	$307	$483

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At September 30, 2008, the Company holds investments in various individual limited liability companies (the “Property LLCs”) with institutional investors that own apartment communities. The Company holds a 25% to 35% equity interest in these Property LLCs. The Company and its joint venture partner also hold an approximate pro-rata 48% interest in a Property LLC that is in the process of constructing a mixed-use development, consisting of 129 luxury condominium units, sponsored by the Company and its partner, and Class A office space, sponsored by two additional independent investors. The Company also has a 50% interest in another Property LLC that holds land for future development. In 2007, another 35% owned Property LLC completed the sell-out of a condominium conversion community, initially consisting of 121 units.

In 2007, the Company’s investment in the 25% owned Property LLC resulted from the transfer of three previously owned apartment communities to the Property LLC co-owned with an institutional investor. The assets, liabilities and members’ equity of this Property LLC were recorded at fair value based on agreed-upon amounts contributed to the Property LLC. At September 30, 2008 and December 31, 2007, the Company’s investment in the 25% owned Property LLC reflects a credit investment of $14,048 and $13,688, respectively, resulting primarily from distributions of financing proceeds in excess of the Company’s historical cost investment. The credit investment is reflected in consolidated liabilities on the Company’s consolidated balance sheet.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. At September 30, 2008 and December 31, 2007, the Company’s investment in these Property LLCs totaled $40,874 and $23,036, respectively, excluding the credit investment discussed above. The excess of the Company’s investment over its equity in the underlying net assets of certain Property LLCs was approximately $6,073 at September 30, 2008. The excess investment related to Property LLCs owning apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Company include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

	September 30,	December 31,
Balance Sheet Data	2008	2007
Real estate assets, net of accumulated depreciation of $19,942 and $15,204, respectively	$381,298	$325,705
Cash and other	18,498	7,254

Total assets	$399,796	$332,959

Mortgage/construction notes payable	$279,886	$214,549
Other liabilities	9,085	5,541

Total liabilities	288,971	220,090
Members’ equity	110,825	112,869

Total liabilities and members’ equity	$399,796	$332,959

Company’s equity investment in Property LLCs	$26,826	$9,348

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
Income Statement Data	2008	2007	2008	2007
Revenues
Rental	$6,872	$5,450	$20,359	$12,406
Other property revenues	449	372	1,332	851
Other	11	45	47	82

Total revenues	7,332	5,867	21,738	13,339

Expenses
Property operating and maintenance	3,011	2,279	8,646	4,837
Depreciation and amortization	1,753	1,920	5,989	3,861
Interest	2,802	1,921	7,801	3,941

Total expenses	7,566	6,120	22,436	12,639

Income (loss) from continuing operations	(234)	(253)	(698)	700

Discontinued operations
Income from discontinued operations	3	4	1	34
Gains on sales of real estate assets, net	—	41	—	817

Income from discontinued operations	3	45	1	851

Net income (loss)	$(231)	$(208)	$(697)	$1,551

Company’s share of net income	$260	$402	$1,081	$1,216

For the three and nine months ended September 30, 2007, gains (losses) on real estate assets represent net gains (losses) from condominium sales at the condominium conversion community held by a Property LLC that completed its sell out in 2007.
At September 30, 2008, mortgage/construction notes payable includes a $50,500 mortgage note that bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. Another mortgage note payable totaling $29,272 bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. These mortgage notes refinanced existing mortgage indebtedness that carried interest rates of 4.13% and 4.04%, respectively.
Three additional mortgage notes were entered into in conjunction with the formation of the 25% owned Property LLC in 2007. Two notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The third mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.
In 2007, the Property LLC constructing the mixed-use development and a related Property LLC holding land for future development entered into a construction loan facility with an aggregate capacity of $187,128. At September 30, 2008, the construction loan had an outstanding balance of $73,390, bears interest at LIBOR plus 1.35% and matures in 2011. Under the terms of the construction loan facility, the Company and its equity partner have jointly and severally guaranteed approximately $25,313 of the construction loan held at the unconsolidated Property LLC attributable to the condominium portion of the project as well as certain debt service payments of the condominium portion of the loan held at the unconsolidated Property LLC not to exceed approximately $6,153. Finally, all of the equity owners of the project at the unconsolidated Property LLC, including the Company, have jointly and severally guaranteed the completion of the first building of the project.
In periods prior to the third quarter of 2008, the Company held a 50% interest in an unconsolidated limited liability company (the “LLC”), which now holds the approximate pro-rata 48% interest in the Property LLC constructing condominiums as part of a mixed-use development with other investors as discussed above. In the third quarter of 2008, the Company invested additional equity of $15,500 in the LLC, for which it received a preferred equity interest and which resulted in the Company obtaining a controlling financial interest in the LLC. As such, the Company consolidated the LLC at September 30, 2008. As stated above, the LLC’s principal asset is its $30,141 investment in the Property LLC, which is included in investments in and advances to unconsolidated entities on the Company’s consolidated balance sheet. In conjunction with the Company’s additional equity investment in the LLC, the LLC entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a guaranteed licensing fee on the sale of the condominium units. The payment of the licensing fee will be paid from the proceeds of condominium sales at the LLC.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
4.	INDEBTEDNESS

At September 30, 2008 and December 31, 2007, the Company’s indebtedness consisted of the following:

	Payment			Maturity	September 30,	December 31,
Description	Terms	Interest Rate		Date	2008	2007
Senior Unsecured Notes	Int.	5.13% - 7.70%	(1)	2010-2013	$535,000	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575%	(2)	2010	100,000	245,000
Cash Management Line	N/A	LIBOR + 0.575%		2010	25,882	12,275

					125,882	257,275

Secured Notes
FNMA	Prin. and Int.	Remarketed rate	(3)	2029	92,275	94,000
Other	Prin. and Int.	4.27% - 6.50%	(4)	2009-2015	290,261	172,791

					382,536	266,791

Total					$1,043,418	$1,059,066

(1)	Of the Company’s senior unsecured notes, notes for approximately $185,000 bearing interest at 7.7% mature in 2010. The remaining notes mature between 2011 and 2013.

(2)	Represents stated rate. At September 30, 2008, the weighted average interest rate was 3.48%.

(3)	FNMA credit enhanced taxable bonds accrue interest at a variable remarketed rate established weekly. Prior to the third quarter of 2008, the interest was fixed at 6.15%, inclusive if credit enhancement and other fees, through an interest rate swap arrangement. Due to the credit market instability in the third quarter of 2008, the interest rate swap became ineffective (see note 6) and the weighted average effective interest costs under the debt arrangement averaged approximately 6.7% for the third quarter. Until credit markets stabilize, interest costs may continue to fluctuate and may be higher than the effective 6.15% fixed rate paid in prior periods. The interest rate swap arrangement expires on July 31, 2009 at which time the Company will be required to replace the swap with a new interest rate hedge arrangement with a 5-year term. As of that same date, the Company also has the option of pre-paying the loan.

(4)	Of the Company’s secured notes, notes for approximately $39,645 bearing interest at 6.5% and $34,108 bearing interest at 4.3% mature in 2009. The remaining notes mature between 2011 and 2015.
     Debt maturities
     The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2008	$965
2009	76,618
2010	314,510	(1)
2011	141,431
2012	103,296
Thereafter	406,598

	$1,043,418

(1)	Includes outstanding balances on lines of credit totaling $125,882.
Debt issuances
In January 2008, the Company closed a $120,000 secured, fixed rate mortgage note payable. The note bears interest at 4.88%, requires interest only payments and matures in 2015. The note contains an automatic one year extension under which the interest rate converts to a variable rate, as defined.
In October 2008, the Company closed six cross-collateralized secured mortgage notes payable. The mortgage notes have an aggregate principle amount of $184,683, require fixed, interest-only payments at 6.09% and mature in 2014. The mortgage notes are prepayable without penalty beginning after October 2012. Net financing proceeds were used primarily to pay down the Company’s revolving lines of credit, with the remainder invested in cash equivalents.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Unsecured Lines of Credit

At September 30, 2008, the Company utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line may be extended for an additional year through April 2011. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 17 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At September 30, 2008, the Company had issued letters of credit to third parties totaling $3,692 under this facility.

Additionally, at September 30, 2008, the Company had a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

5.	SHAREHOLDERS’ EQUITY

Computation of Earnings (Loss) Per Common Share

For the three and nine months ended September 30, 2008 and 2007, a reconciliation of the numerator and denominator used in the computation of basic and diluted income (loss) from continuing operations per common share is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Income (loss) from continuing operations available to common shareholders (numerator):
Income (loss) from continuing operations	$(1,886)	$6,362	$(34,195)	$70,016
Less: Preferred stock dividends	(1,909)	(1,909)	(5,728)	(5,728)

Income (loss) from continuing operations available to common shareholders	$(3,795)	$4,453	$(39,923)	$64,288

Common shares (denominator):
Weighted average shares outstanding — basic	44,047	43,524	43,976	43,452
Dilutive shares from stock options and awards (1)	—	577	—	714

Weighted average shares outstanding — diluted (1)	44,047	44,101	43,976	44,166

(1)	For the three and nine months ended September 30, 2008, the potential dilution from the Company’s outstanding stock options to purchase 135 and 275 shares, respectively, were antidilutive to the loss from continuing operations per share calculation. As such, the amounts were excluded from weighted average shares for the periods.
For the three and nine months ended September 30, 2008 and 2007, stock options to purchase 2,412 and 216 shares of common stock, respectively, and 2,412 and 194, respectively, were excluded from the computation of diluted earnings (loss) per common share as these stock options and awards were antidilutive.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted the provisions of SFAS No. 157 on January 1, 2008. To comply with the provisions of SFAS No. 157, the Company’s fair value measurement of its derivative instrument at September 30, 2008 uses Level 2 observable inputs that incorporate credit valuation adjustments to appropriately reflect both its risk of nonperformance and the counterparty’s risk of nonperformance.

At September 30, 2008, the Company had an outstanding interest rate swap agreement with a notional value of approximately $92,145 with a maturity date in 2009. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value, representing a liability of $1,526. During the third quarter of 2008, the interest rate swap arrangement, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement for the three months ended September 30, 2008 of $663 was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Company is required to amortize into expense the cumulative unrecognized loss on the interest rate swap of $2,189, previously included in shareholders’ equity, over the remaining life of the swap through 2009. Total amortization expense related to this swap was $508 for the three and nine months ended September 30, 2008.

In prior years, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). Under SFAS No. 133, as amended, the Company is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in shareholders’ equity, over the remaining original life of the swap through 2009. Total amortization expense related to this swap was $281 and $280, respectively, for the three months ended and $843 and $842, respectively, for the nine months ended September 30, 2008 and 2007.

On February 1, 2008, a $28,495 interest rate cap arrangement expired on its maturity date with no change in value from December 31, 2007.

A summary of comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$27,076	$11,049	$4,699	$99,457
Change in derivatives, net of minority interest (1)	(389)	(887)	1,376	224

Comprehensive income (loss)	$26,687	$10,162	$6,075	$99,681

(1)	For the three and nine months ended September 30, 2008 and 2007, the change in derivatives balance includes an adjustment of $789 ($783 net of minority interest) and $280 ($278 net of minority interest), respectively, and $1,351 ($1,341 net of minority interest) and $842 ($832 net of minority interest), respectively, for amortized swap costs included in net income.
7.	SEGMENT INFORMATION

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2007. The segment information for the three and nine months ended September 30, 2007 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold subsequent to September 30, 2007 to discontinued operations under SFAS No. 144 (see note 2).

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

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Segment Information
The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income (loss) for the three and nine months ended September 30, 2008 and 2007. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Fully stabilized communities	$52,037	$51,588	$154,555	$151,377
Communities stabilized during 2007	2,749	2,261	7,967	5,094
Development, rehabilitation and lease-up communities	5,067	4,103	13,905	11,901
Condominium conversion and other communities	160	1,625	549	8,409
Acquired communities	1,363	830	4,040	830
Other property segments	6,206	5,832	18,421	17,216
Other	261	171	735	416

Consolidated revenues	$67,843	$66,410	$200,172	$195,243

Contribution to Property Net Operating Income
Fully stabilized communities	$31,189	$30,812	$92,103	$91,069
Communities stabilized during 2007	1,716	1,290	4,767	2,084
Development, rehabilitation and lease-up communities	2,038	2,082	5,563	5,992
Condominium conversion and other communities	96	851	333	4,706
Acquired communities	781	473	2,165	473
Other property segments, including corporate management expenses	(783)	(1,438)	(4,051)	(5,282)

Consolidated property net operating income	35,037	34,070	100,880	99,042

Interest income	96	189	367	652
Other revenues	261	171	735	416
Minority interest in consolidated property partnerships	52	(452)	113	(1,146)
Depreciation	(14,979)	(14,522)	(43,628)	(43,248)
Interest expense	(11,471)	(10,658)	(31,739)	(32,566)
Amortization of deferred financing costs	(869)	(828)	(2,579)	(2,469)
General and administrative	(4,461)	(4,761)	(15,265)	(16,168)
Investment and development	(1,834)	(2,007)	(4,648)	(5,512)
Strategic review costs	—	—	(8,161)	—
Impairment, severance and other charges	(5,002)	—	(34,302)	—
Gains on sales of real estate assets, net	476	5,061	2,227	71,506
Equity in income of unconsolidated real estate entities	260	402	1,081	1,216
Other income (expense), net	534	(262)	426	(784)
Minority interest of common unitholders	14	(41)	298	(923)

Income (loss) from continuing operations	(1,886)	6,362	(34,195)	70,016
Income from discontinued operations	28,962	4,687	38,894	29,441

Net income	$27,076	$11,049	$4,699	$99,457

8.	IMPAIRMENT, SEVERANCE AND OTHER COSTS

After an evaluation of its development pipeline in light of difficult market conditions, the Company recorded impairment charges of approximately $28,947 in the second quarter of 2008. The impairment charges relate to the substantial cessation of current development activities associated with four land parcels in pre-development which were written down to their estimated fair market values, as well as the write-off of capitalized pursuit costs associated with certain abandoned projects. Fair market value for the assets recorded at fair value as of September 30, 2008 was determined using Level 3 unobservable inputs, such as estimated cash flows, market capitalization rates and market internal rates of return.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
Additionally, in the second quarter of 2008, the Company initiated a management and staff workforce reduction resulting the elimination of 40 employment positions and in severance charges of approximately $2,238 and $2,591 for the three and nine months ended September 30, 2008, respectively. The impairment and severance charges reflected management’s decision to reduce the size of its workforce and lower overhead expenses in response in part to its decision to reduce the number of markets in which the Company operates, to sell additional operating assets and to focus its development strategy on fewer projects in the near term. The Company may also record additional severance charges in the fourth quarter of 2008 or in future periods, depending on market conditions and the Company’s business plans.
For the three and nine months ended September 30, 2008, the Company recorded estimated casualty losses of approximately $2,764 related to damage sustained at its Houston, Texas properties as a result of Hurricane Ike. The Company currently estimates that these losses will be below its insured wind storm deductible.
In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the nine months ended September 30, 2008 and 2007:

	Nine months ended
	September 30,
	2008	2007
Accrued severance charges, beginning of period	$11,215	$12,832
Severance charges	353	283
Payments for period	(2,557)	(2,129)
Interest accretion	549	555

Accrued severance charges, end of period	$9,560	$11,541

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $9,546 and $8,659 for the nine months ended September 30, 2008 and 2007, respectively), aggregated $37,896 and $40,799 for the nine months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008 and 2007, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $1,700 and $1,575, respectively.

Non-cash investing and financing activities for the nine months ended September 30, 2008 and 2007 were as follows:

For the nine months ended September 30, 2008 and 2007, the Company amortized approximately $1,351 ($1,341 net of minority interest) and $842 ($832 net of minority interest), respectively, of accumulated other comprehensive non-cash losses into earnings related to interest rate swap derivative financial instruments (see note 6). Other than the amortization discussed herein, for the nine months ended September 30, 2008, the Company’s derivative financial instruments, accounted for as cash flow hedges, increased in value by $663 ($658, net of minority interest), causing a decrease in accounts payable and accrued expenses and a corresponding increase in the Company’s other income, as this cash flow hedge became ineffective during the quarter. Other than the amortization discussed herein, for the nine months ended September 30, 2008, the Company’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in shareholders’ equity of $35, net of minority interest. Other than the amortization discussed herein, for the nine months ended September 30, 2007, the Company’s derivative financial instruments accounted for as cash flow hedges decreased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $616 ($607, net of minority interest).

For the nine months ended September 30, 2008 and 2007, Common Units in the Operating Partnership totaling 177 and 96, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to minority interest for the impact of the Company’s employee stock purchase and stock options plans, decreased minority interest and increased shareholders’ equity in the amounts of $3,947 and $2,053 for the nine months ended September 30, 2008 and 2007, respectively.

The Operating Partnership committed to distribute $19,990 and $21,840 for the three months ended September 30, 2008 and 2007, respectively. As a result, the Company declared dividends of $19,858 and $21,566 for the three months ended September 30, 2008 and 2007, respectively. The remaining distributions from the Operating Partnership in the amount of $132 and $274 for the three months ended September 30, 2008 and 2007, respectively, are distributed to minority interest unitholders in the Operating Partnership.

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
For the nine months ended September 30, 2008 and 2007, the Company issued common shares for director compensation, totaling $552 and $394, respectively. These stock issuances were non-cash transactions.

10.	STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). As of December 31, 2007, prior to the amendment of the plan, there were 1,869 shares available for issuance under the 2003 Stock Plan. The plan was amended in October 2008 to increase the number of shares of the Company’s common stock reserved for issuance and available for grant by 1,600 shares, so that 3,469 shares of common stock were reserved for issuance as of January 1, 2008. Of this amount, stock grants count against the total shares available under the 2003 Stock Plan as 2.7 shares for every one share issued on and after January 1, 2008, while options (and stock appreciation rights (“SAR”) settled in shares) count against the total shares available as one share for every one share issued on the exercise of an option (or SAR) on and after January 1, 2008. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At September 30, 2008, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,412.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The Company did not grant any stock options for the nine months ended September 30, 2008. For options granted during the nine months ended September 30, 2007, the weighted average assumptions used in the Black-Scholes option-pricing model were dividend yield of 3.8%, expected volatility of 18.1%, risk-free interest rate of 4.8% and expected option term of 5.0 years.

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

For the nine months ended September 30, 2008 and 2007, the Company granted stock options to purchase zero and 199 shares of Company common stock, respectively, to Company officers and directors, of which zero and 28 shares, respectively, were granted to the Company’s non-executive chairman of the board. The Company recorded compensation expense related to stock options of $376 ($373 net of minority interest) and $404 ($398 net of minority interest) for the three months ended and $1,042 ($1,033 net of minority interest) and $1,162 ($1,145 net of minority interest) for the nine months ended September 30, 2008 and 2007, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans for the nine months ended September 30, 2008 and 2007 is presented below:

	Nine months ended
	September 30,
	2008		2007
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,455	$34	2,375	$33
Granted	—	—	199	48
Exercised	(39)	37	(108)	36
Forfeited	(4)	32	(8)	41

Options outstanding, end of period	2,412	34	2,458	34

Options exercisable, end of period	2,164	33	1,774	33

Weighted-average fair value of options granted during the period	$—		$7.22

At September 30, 2008, there was $751 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 0.8 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 and 2007 was $194 and $1,395, respectively. The aggregate intrinsic values of stock

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
options outstanding, exercisable and expected to vest at September 30, 2008 was $1,248. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at September 30, 2008 were 4.6, 4.2 and 4.6 years, respectively. Stock options expected to vest at September 30, 2008 totaled 2,398 at a weighted average exercise price of approximately $33.91.
At September 30, 2008, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,379 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.17 and a weighted average remaining contractual life of 4.4 years. Of these outstanding options, 1,369 were exercisable at September 30, 2008 at a weighted average exercise price of $29.17. In addition, there were 1,033 options outstanding with exercise prices ranging from $36.47 to $48.00. These options had a weighted average exercise price of $40.37 and a weighted average remaining contractual life of 4.8 years. Of these outstanding options, 795 were exercisable at September 30, 2008 at a weighted average exercise price of $39.09.
For the nine months ended September 30, 2008 and 2007, the Company granted 78 and 49 shares of restricted stock, respectively, to Company officers and directors, of which 9 and 4 shares, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the nine months ended September 30, 2008 and 2007 was $42.25 and $48.15, respectively, per share. The total value of the restricted share grants for the nine months ended September 30, 2008 and 2007 was $3,308 and $2,371, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $821 ($816 net of minority interest) and $644 ($634 net of minority interest) for the three months ended and $2,395 ($2,377 net of minority interest) and $1,748 ($1,723 net of minority interest) for the nine months ended September 30, 2008 and 2007, respectively.
A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2008 and 2007 is presented below:

	Nine months ended
	September 30,
	2008		2007
		Weighted Average		Weighted Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning or period	119	$35	125	$31
Granted	78	42	49	48
Vested	(26)	31	(23)	28
Forfeited	—	—	(1)	42

Unvested shares, end of period	171	39	150	37

At September 30, 2008, there was $4,438 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic value of restricted shares vested for the nine months ended September 30, 2008 and 2007 was $790 and $1,185, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) under a plan approved by Company shareholders in 2005, and the maximum number of shares issuable is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $36 and $40 for the three months ended and $113 and $162 for the nine months ended September 30, 2008 and 2007, respectively.

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

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2005 through 2007. Net income tax loss carryforwards and other tax attributes generated in years prior to 2005 are also subject to challenge in any examination of the 2005 to 2007 tax years. Subsequent to September 30, 2008, the Company received notice that its TRSs’ federal income tax return for 2005 has been selected for Internal Revenue Service examination. At this stage, it is not possible to predict or determine the outcome of the examination, nor is it possible to estimate the amount or whether any adjustments will be required to that tax return.

As of September 30, 2008, the Company’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Company does not expect any significant change in this unrecognized tax benefit in the remainder of 2008. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and nine months ended September 30, 2008 and at September 30, 2008 were not material to the Company’s results of operations, cash flows or financial position.

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three and nine months ended September 30, 2008, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable is expected to be fully offset by deferred tax benefits resulting from current period temporary differences and reductions of valuation allowances recorded in prior years.

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

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2007 are included in the footnotes to the Company’s audited financial statements included in the Form 10-K, as amended. Other than the activity discussed above relating to the three and nine months ended September 30, 2008, there were no material changes to the components of deferred tax assets and liabilities at September 30, 2008.

12.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Fact discovery is mostly completed by both parties, and the parties exchanged affirmative expert reports on July 8, 2008. On August 1, 2008, ERC disclosed an alleged $9 million dollar damages assessment for a portion of the compensatory damages claimed. On August 12, 2008, the Company and the Operating Partnership filed a motion to strike all evidence regarding that new assessment. A hearing on that motion will be held on December 9, 2008. The parties exchanged expert rebuttal reports on October 3, 2008. Expert discovery is scheduled to be completed by November 18, 2008, and the last briefing on dispositive motions is due by February 3, 2009. It is possible that these dates could be further extended. At

POST PROPERTIES. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.
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
The Company is underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. At this early stage of the process, the Company has preliminarily determined that varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio containing a total of approximately 11,000 units. The Company preliminarily estimates that the aggregate cost of this initiative could be in the range of $40,000 to $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. The work is currently expected to be completed between now and the end of 2010 and may include, but not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. There can be no assurance that the scope of work or the Company’s preliminary estimates of costs will not change in the future. The component cost of the remediation, improvements and replacements will either be capitalized or expensed as incurred in accordance with the Company’s normal accounting policy for capitalization of fixed assets (see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capitalization of Fixed Assets and Community Improvements” for further discussion). In addition, as a result of the scope of this work, if the Company should be required to retire existing components of fixed assets on its consolidated balance sheet, it could result in acceleration of depreciation or other charges in subsequent periods relating to the undepreciated portion of these components. At this early stage of the process, however, it is not possible to estimate the potential impact on the Company’s financial position and results of operations in subsequent periods other than as discussed above.

POST APARTMENT HOMES, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Real estate assets
Land	$235,757	$276,680
Building and improvements	1,677,522	1,840,563
Furniture, fixtures and equipment	195,929	204,433
Construction in progress	139,154	134,125
Land held for future development	123,902	154,617

	2,372,264	2,610,418
Less: accumulated depreciation	(514,029)	(562,226)
For-sale condominiums	20,167	38,844
Assets held for sale, net of accumulated depreciation of $86,383 and $4,031 at September 30, 2008 and December 31, 2007, respectively	244,659	24,576

Total real estate assets	2,123,061	2,111,612
Investments in and advances to unconsolidated real estate entities	40,874	23,036
Cash and cash equivalents	4,343	11,557
Restricted cash	11,716	5,642
Deferred charges, net	9,489	10,538
Other assets	38,649	105,756

Total assets	$2,228,132	$2,268,141

Liabilities and partners’ equity
Indebtedness, including $62,908 and $0 secured by assets held for sale as of September 30, 2008 and December 31, 2007, respectively	$1,043,418	$1,059,066
Accounts payable and accrued expenses	110,581	100,215
Distribution payable	19,990	19,933
Accrued interest payable	13,474	4,388
Security deposits and prepaid rents	16,903	11,708

Total liabilities	1,204,366	1,195,310

Minority interests in consolidated real estate entities	9,542	3,972

Commitments and contingencies
Partners’ equity
Preferred units	95,000	95,000
Common units
General partner	10,769	11,329
Limited partner	911,073	966,535
Accumulated other comprehensive income (loss)	(2,618)	(4,005)

Total partners’ equity	1,014,224	1,068,859

Total liabilities and partners’ equity	$2,228,132	$2,268,141

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per unit data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Rental	$63,700	$62,460	$188,174	$183,998
Other property revenues	3,882	3,779	11,263	10,829
Other	261	171	735	416

Total revenues	67,843	66,410	200,172	195,243

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	32,545	32,169	98,557	95,785
Depreciation	14,979	14,522	43,628	43,248
General and administrative	4,461	4,761	15,265	16,168
Investment, development and other	1,834	2,007	4,648	5,512
Strategic review costs	—	—	8,161	—
Impairment, severance and other costs	5,002	—	34,302	—

Total expenses	58,821	53,459	204,561	160,713

Operating income (loss)	9,022	12,951	(4,389)	34,530

Interest income	96	189	367	652
Interest expense	(11,471)	(10,658)	(31,739)	(32,566)
Amortization of deferred financing costs	(869)	(828)	(2,579)	(2,469)
Gains on sales of real estate assets, net	476	5,061	2,227	71,506
Equity in income of unconsolidated real estate entities	260	402	1,081	1,216
Other income (expense), net	534	(262)	426	(784)
Minority interest in consolidated property partnerships	52	(452)	113	(1,146)

Income (loss) from continuing operations	(1,900)	6,403	(34,493)	70,939

Discontinued operations
Income from discontinued property operations	5,654	4,442	13,353	12,423
Gains on sales of real estate assets	23,520	311	25,831	17,464

Income from discontinued operations	29,174	4,753	39,184	29,887

Net income	27,274	11,156	4,691	100,826
Distributions to preferred unitholders	(1,909)	(1,909)	(5,728)	(5,728)

Net income (loss) available to common unitholders	$25,365	$9,247	$(1,037)	$95,098

Per common unit data — Basic
Income (loss) from continuing operations (net of preferred distributions)	$(0.09)	$0.10	$(0.91)	$1.48
Income from discontinued operations	0.66	0.11	0.88	0.68

Net income (loss) available to common unitholders	$0.57	$0.21	$(0.02)	$2.16

Weighted average common units outstanding — basic	44,340	44,133	44,306	44,087

Per common unit data — Diluted
Income (loss) from continuing operations (net of preferred distributions)	$(0.09)	$0.10	$(0.91)	$1.46
Income from discontinued operations	0.66	0.11	0.88	0.67

Net income (loss) available to common unitholders	$0.57	$0.21	$(0.02)	$2.12

Weighted average common units outstanding — diluted	44,340	44,709	44,306	44,801

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)
(Unaudited)

				Accumulated
		Common Units		Other
	Preferred	General	Limited	Comprehensive
	Units	Partner	Partners	Income (Loss)	Total
Partners’ Equity, December 31, 2007	$95,000	$11,329	$966,535	$(4,005)	$1,068,859
Comprehensive income
Net income	5,728	(10)	(1,027)	—	4,691
Net change in derivative value	—	—	—	1,387	1,387

Total comprehensive income					6,078
Contributions from the Company related to employee stock purchase, stock option and other plans	—	14	1,405	—	1,419
Equity-based compensation	—	36	3,514	—	3,550
Distributions to preferred unitholders	(5,728)	—	—	—	(5,728)
Distributions to common unitholders ($1.35 per unit)	—	(600)	(59,354)	—	(59,954)

Partners’ Equity, September 30, 2008	$95,000	$10,769	$911,073	$(2,618)	$1,014,224

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per unit data)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007
Cash Flows From Operating Activities
Net income	$4,691	$100,826
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	47,251	50,889
Amortization of deferred financing costs	2,579	2,469
Minority interest in consolidated entities	362	1,416
Gains on sales of real estate assets	(28,059)	(88,969)
Other expense	689	842
Asset impairment charges	28,947	—
Equity in income of unconsolidated entities	(1,081)	(1,216)
Distributions of earnings of unconsolidated entities	2,059	1,838
Deferred compensation	552	394
Equity-based compensation	3,549	3,072
Changes in assets, increase in:
Other assets	(2,219)	(3,891)
Deferred charges	(182)	(139)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	9,086	7,882
Accounts payable and accrued expenses	11,973	2,141
Security deposits and prepaid rents	(879)	660

Net cash provided by operating activities	79,318	78,214

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(104,972)	(227,402)
Net proceeds from sales of real estate assets	151,661	182,231
Capitalized interest	(9,546)	(8,659)
Annually recurring capital expenditures	(8,592)	(8,815)
Periodically recurring capital expenditures	(5,114)	(5,623)
Community rehabilitation and other revenue generating capital expenditures	(12,554)	(10,646)
Corporate additions and improvements	(613)	(1,932)
Distributions from (investments in and advances to) unconsolidated entities	(11,727)	25,788
Note receivable collections and other investments	1,624	837

Net cash provided by (used in) investing activities	167	(54,221)

Cash Flows From Financing Activities
Lines of credit proceeds (repayments), net	(131,393)	149,734
Proceeds from indebtedness	120,000	—
Payments on indebtedness	(3,865)	(112,159)
Payments of financing costs and other	(5,052)	(257)
Redemption of common units	—	(3,694)
Contributions from the Company related to employee stock purchase and stock option plans	867	4,470
Capital contributions (distributions) of minority interests	(1,631)	429
Distributions to common unitholders	(59,897)	(59,717)
Distributions to preferred unitholders	(5,728)	(3,819)

Net cash used in financing activities	(86,699)	(25,013)

Net increase in cash and cash equivalents	(7,214)	(1,020)
Cash and cash equivalents, beginning of period	11,557	3,663

Cash and cash equivalents, end of period	$4,343	$2,643

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

At September 30, 2008, the Company owned 99.3% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 99.3% and 98.6% for the three months ended and 99.3% and 98.6% for the nine months ended September 30, 2008 and 2007, respectively. Common Units held by persons other than the Company totaled 293 at September 30, 2008 and represented a 0.7% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At September 30, 2008, the Company owned 21,890 apartment units in 60 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,736 apartment units in five communities currently under construction and/or in lease-up. The Operating Partnership is also developing and selling 506 for-sale condominium homes in four communities (including 129 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At September 30, 2008, approximately 40.9%, 20.3%, 12.1% and 10.1% (on a unit basis) of the Operating Partnership’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

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

Conclusion of Strategic Process

On January 23, 2008, the Operating Partnership announced that its Board of Directors had authorized management, working with financial and legal advisors, to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. The Board ended the process on June 25, 2008 due to the increasingly difficult market environment and a lack of definitive proposals. For the nine months ended September 30, 2008, the Operating Partnership incurred approximately $8,161 of strategic review costs related to this process.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2007 (the “Form 10-K”).

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
For newly developed condominiums, the Operating Partnership accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66 and the guidance provided by EITF 06-8. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66 and the guidance provided by EITF 06-8. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of September 30, 2008, all newly developed condominium projects are accounted for under the Completed Contract Method.

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
The Operating Partnership applies SFAS No. 157 in relation to the valuation of its derivative instrument at fair value (see note 6) and the Operating Partnership’s impairment valuation analysis related to real estate assets (see note 8). The following table presents the Operating Partnership’s real estate assets and derivative liabilities reported at fair market value and the related level in the fair value hierarchy as defined by SFAS No. 157 used to measure those assets and liabilities at September 30, 2008:

	Fair value measurements as of September 30, 2008
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, land held for development and sale	$44,773	$—	$—	$44,773
Interest rate swap agreement	(1,526)	—	(1,526)	—
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

SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R will replace SFAS No. 141 on the date it becomes effective. SFAS No. 141R will require 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination at fair value, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R will lead to the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. SFAS No. 141R is effective for the Operating Partnership on January 1, 2009. The Operating Partnership is currently evaluating the potential impact of SFAS No. 141R on the Operating Partnership’s financial position and results of operations.

2.	REAL ESTATE ACTIVITY

Dispositions

The Operating Partnership classifies real estate assets as held for sale after the approval of its board of directors and after the Operating Partnership has commenced an active program to sell the assets. At September 30, 2008, the Operating Partnership had seven apartment communities, containing 2,365 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $244,659, which represents the lower of their depreciated cost or fair value less costs to sell. At September 30, 2008, the Operating Partnership also had portions of two communities being converted to condominiums and certain completed condominium units at newly developed condominium communities totaling $20,167 classified as for-sale condominiums on the accompanying consolidated balance sheet.

For the three and nine months ended September 30, 2008 and 2007, income from continuing operations included net gains from condominium sales activities at newly developed and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Operating Partnership expensed

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
certain sales and marketing costs associated with pre-sale condominium communities and condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Condominium revenues	$8,633	$30,501	$26,981	$61,592
Condominium costs and expenses	(8,157)	(25,440)	(24,754)	(49,324)

Gains on sales of condominiums, net	$476	$5,061	$2,227	$12,268

For the nine months ended September 30, 2007, gains on sales of real estate assets in continuing operations also included a gain of $55,300 related to the Operating Partnership’s transfer of two operating apartment communities to a newly formed unconsolidated entity in which the Operating Partnership retained a 25% non-controlling interest for aggregate proceeds of approximately $89,351. The gain was calculated as the difference between the proceeds received from the independent third party for its 75% interest in the unconsolidated entity and the Operating Partnership’s 75% proportionate share of the net book value of operating communities transferred to the unconsolidated entity. The unconsolidated entity obtained mortgage financing secured by the apartment communities totaling approximately $85,723, of which approximately $21,431 was distributed to the Operating Partnership. Additionally, for the nine months ended September 30, 2007, gains on sales of real estate assets in continuing operations included gains of $3,938 on the sales of land sites in Atlanta, Georgia and Dallas, Texas.
Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three and nine months ended September 30, 2008, income from discontinued operations included the results of operations of seven apartment communities classified as held for sale at September 30, 2008 and two apartment communities through their sale dates in 2008. For the three and nine months ended September 30, 2007, income from discontinued operations included the results of operations of the seven apartment communities classified as held for sale at September 30, 2008, the two apartment communities sold in 2008, a condominium conversion community through its sell out date in February 2007 and three apartment communities sold in 2007 through their respective sale dates.
The revenues and expenses of these communities for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Rental	$10,896	$13,256	$33,398	$39,528
Other property revenues	415	641	1,290	1,882

Total revenues	11,311	13,897	34,688	41,410

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	3,640	4,493	11,540	13,619
Depreciation	—	2,264	3,623	7,641
Interest	1,776	2,565	5,697	7,456
Minority interest in consolidated property partnerships	241	133	475	271

Total expenses	5,657	9,455	21,335	28,987

Income from discontinued property operations	$5,654	$4,442	$13,353	$12,423

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
For the three and nine months ended September 30, 2008, the Operating Partnership recognized net gains in discontinued operations of $23,520 and $25,831, respectively, from the sales of two communities, containing 143 and 250 units. These sales generated net proceeds of approximately $37,846 and $57,279 for the three and nine months ended September 30, 2008, respectively. For the nine months ended September 30, 2007, the Operating Partnership recognized net gains in discontinued operations of $16,974 from the sale of one community, containing 182 units. The sale generated net proceeds of $23,741.
Subsequent to September 30, 2008, the Operating Partnership sold one community, containing 494 units, for gross proceeds of approximately $52,750. As a result of this sale, the Operating Partnership will record a gain of approximately $37 million in the fourth quarter. Net proceeds from the sale were primarily invested in cash equivalents.
For the three and nine months ended September 30, 2007, the Operating Partnership recorded additional condominium gains of $311 resulting from the reduction of unused warranty accruals from condominium communities sold out in the prior year. For the nine months ended September 30, 2007, gains on sales of real estate assets included in discontinued operations also included net gains from condominium sales at one condominium conversion community that sold out in February 2007. A summary of revenues and costs and expenses of condominium activities included in discontinued operations was as follows:

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
Condominium revenues	$—	$560
Condominium costs and expenses	311	(70)

Gains on condominium sales	$311	$490

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At September 30, 2008, the Operating Partnership holds investments in various individual limited liability companies (the “Property LLCs”) with institutional investors that own apartment communities. The Operating Partnership holds a 25% to 35% equity interest in these Property LLCs. The Operating Partnership and its joint venture partner also hold an approximate pro-rata 48% interest in a Property LLC that is in the process of constructing a mixed-use development, consisting of 129 luxury condominium units, sponsored by the Operating Partnership and its partner, and Class A office space, sponsored by two additional independent investors. The Operating Partnership also has a 50% interest in another Property LLC that holds land for future development. In 2007, another Property LLC completed the sell-out of a condominium conversion community, initially consisting of 121 units.

In 2007, the Operating Partnership’s investment in the 25% owned Property LLC resulted from the transfer of three previously owned apartment communities to the Property LLC co-owned with an institutional investor. The assets, liabilities and members’ equity of this Property LLC were recorded at fair value based on agreed-upon amounts contributed to the Property LLC. At September 30, 2008 and December 31, 2007, the Operating Partnership’s investment in the 25% owned Property LLC reflects a credit investment of $14,048 and $13,688, respectively, resulting primarily from distributions of financing proceeds in excess of the Operating Partnership’s historical cost investment. The credit investment is reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet.

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. At September 30, 2008 and December 31, 2007, the Operating Partnership’s investment in these Property LLCs totaled $40,874 and $23,036, respectively, excluding the credit investment discussed above. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of certain Property LLCs was approximately $6,073 at September 30, 2008. The excess investment related to Property LLCs owning apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)

	September 30,	December 31,
Balance Sheet Data	2008	2007
Real estate assets, net of accumulated depreciation of $19,942 and $15,204, respectively	$381,298	$325,705
Cash and other	18,498	7,254

Total assets	$399,796	$332,959

Mortgage/construction notes payable	$279,886	$214,549
Other liabilities	9,085	5,541

Total liabilities	288,971	220,090
Members’ equity	110,825	112,869

Total liabilities and members’ equity	$399,796	$332,959

Operating Partnership’s equity investment in Property LLCs	$26,826	$9,348

	Three months ended		Nine months ended
	September 30,		September 30,
Income Statement Data	2008	2007	2008	2007
Revenues
Rental	$6,872	$5,450	$20,359	$12,406
Other property revenues	449	372	1,332	851
Other	11	45	47	82

Total revenues	7,332	5,867	21,738	13,339

Expenses
Property operating and maintenance	3,011	2,279	8,646	4,837
Depreciation and amortization	1,753	1,920	5,989	3,861
Interest	2,802	1,921	7,801	3,941

Total expenses	7,566	6,120	22,436	12,639

Income (loss) from continuing operations	(234)	(253)	(698)	700

Discontinued operations
Income from discontinued operations	3	4	1	34
Gains on sales of real estate assets, net	—	41	—	817

Income from discontinued operations	3	45	1	851

Net income (loss)	$(231)	$(208)	$(697)	$1,551

Operating Partnership’s share of net income	$260	$402	$1,081	$1,216

For the three and nine months ended September 30, 2007, gains (losses) on real estate assets represent net gains (losses) from condominium sales at the condominium conversion community held by a Property LLC that completed its sell out in 2007.
At September 30, 2008, mortgage/construction notes payable includes a $50,500 mortgage note that bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. Another mortgage note payable totaling $29,272 bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. These mortgage notes refinanced existing mortgage indebtedness that carried interest rates of 4.13% and 4.04%, respectively.
Three additional mortgage notes were entered into in conjunction with the formation of the 25% owned Property LLC in 2007. Two notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The third mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.
In 2007, the Property LLC constructing the mixed-use development and a related Property LLC holding land for future development entered into a construction loan facility with an aggregate capacity of $187,128. At September 30, 2008, the construction loan had an outstanding balance of $73,390, bears interest at LIBOR plus 1.35% and matures in 2011. Under the terms of the construction loan facility, the Operating Partnership and its equity partner have jointly and severally guaranteed approximately $25,313 of the construction loan held at the unconsolidated Property LLC attributable to the condominium portion of the project as well as certain debt service payments of the condominium portion of the loan held at the unconsolidated Property LLC not to exceed approximately $6,153. Finally, all of the equity owners of the project at the unconsolidated Property LLC, including the Operating Partnership, have jointly and severally guaranteed the completion of the first building of the project.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
In periods prior to the third quarter of 2008, the Operating Partnership held a 50% interest in an unconsolidated limited liability company (the “LLC”), which now holds the approximate pro-rata 48% interest in the Property LLC constructing condominiums as part of a mixed-use development with other investors as discussed above. In the third quarter of 2008, the Operating Partnership invested additional equity of $15,500 in the LLC, for which it received a preferred equity interest and which resulted in the Operating Partnership obtaining a controlling financial interest in the LLC. As such, the Operating Partnership consolidated the LLC at September 30, 2008. As stated above, the LLC’s principal asset is its $30,141 investment in the Property LLC, which is included in investments in and advances to unconsolidated entities on the Operating Partnership’s consolidated balance sheet. In conjunction with the Operating Partnership’s additional equity investment in the LLC, the LLC entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a guaranteed licensing fee on the sale of the condominium units. The payment of the licensing fee will be paid from the proceeds of condominium sales at the LLC.

4.	INDEBTEDNESS

At September 30, 2008 and December 31, 2007, the Operating Partnership’s indebtedness consisted of the following:

	Payment			Maturity	September 30,	December 31,
Description	Terms	Interest Rate		Date	2008	2007
Senior Unsecured Notes	Int.	5.13% - 7.70%	(1)	2010-2013	$535,000	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575%	(2)	2010	100,000	245,000
Cash Management Line	N/A	LIBOR + 0.575%		2010	25,882	12,275

					125,882	257,275

Secured Notes
FNMA	Prin. and Int.	Remarketed rate	(3)	2029	92,275	94,000
Other	Prin. and Int.	4.27% - 6.50%	(4)	2009-2015	290,261	172,791

					382,536	266,791

Total					$1,043,418	$1,059,066

(1)	Of the Operating Partnership’s senior unsecured notes, notes for approximately $185,000 bearing interest at 7.7% mature in 2010. The remaining notes mature between 2011 and 2013.

(2)	Represents stated rate. At September 30, 2008, the weighted average interest rate was 3.48%.

(3)	FNMA credit enhanced taxable bonds accrue interest at a variable remarketed rate established weekly. Prior to the third quarter of 2008, the interest was fixed at 6.15%, inclusive if credit enhancement and other fees, through an interest rate swap arrangement. Due to the credit market instability in the third quarter of 2008, the interest rate swap became ineffective (see note 6) and the weighted average effective interest costs under the debt arrangement averaged approximately 6.7% for the third quarter. Until credit markets stabilize, interest costs may continue to fluctuate and may be higher than the effective 6.15% fixed rate paid in prior periods. The interest rate swap arrangement expires on July 31, 2009 at which time the Operating Partnership will be required to replace the swap with a new interest rate hedge arrangement with a 5-year term. As of that same date, the Operating Partnership also has the option of pre-paying the loan.

(4)	Of the Operating Partnership’s secured notes, notes for approximately $39,645 bearing interest at 6.5% and $34,108 bearing interest at 4.3% mature in 2009. The remaining notes mature between 2011 and 2015.
Debt maturities
The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

Remainder of 2008	$965
2009	76,618
2010	314,510	(1)
2011	141,431
2012	103,296
Thereafter	406,598

	$1,043,418

(1)	Includes outstanding balances on lines of credit totaling $125,882.

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
In October 2008, the Operating Partnership closed six cross-collateralized secured mortgage notes payable. The mortgage notes have an aggregate principle amount of $184,683, require fixed, interest-only payments at 6.09% and mature in 2014. The mortgage notes are prepayable without penalty beginning after October 2012. Net financing proceeds were used primarily to pay down the Company’s revolving lines of credit, with the remainder invested in cash equivalents.
Unsecured Lines of Credit
At September 30, 2008, the Operating Partnership utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line may be extended for an additional year through April 2011. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 17 banks led by Wachovia Bank, N.A. and JP Morgan Securities, Inc. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At September 30, 2008, the Operating Partnership had issued letters of credit to third parties totaling $3,692 under this facility.
Additionally, at September 30, 2008, the Operating Partnership had a $30,000 unsecured line of credit with Wachovia Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
5.	PARTNERS’ EQUITY

Computations of Earnings (Loss) Per Common Unit

For the three and nine months ended September 30, 2008 and 2007, a reconciliation of the numerator and denominator used in the computation of basic and diluted income (loss) from continuing operations per common unit is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Income (loss) from continuing operations available to common unitholders (numerator):
Income (loss) from continuing operations	$(1,900)	$6,403	$(34,493)	$70,939
Less: Preferred unit distributions	(1,909)	(1,909)	(5,728)	(5,728)

Income (loss) from continuing operations available to common unitholders	$(3,809)	$4,494	$(40,221)	$65,211

Common units (denominator):
Weighted average units outstanding — basic	44,340	44,133	44,306	44,087
Dilutive units from stock options and awards (1)	—	576	—	714

Weighted average units outstanding — diluted (1)	44,340	44,709	44,306	44,801

(1)	For the three and nine months ended September 30, 2008, the potential dilution from the Company’s outstanding stock options to purchase 135 and 275 shares, respectively, were antidilutive to the loss from continuing operations per unit calculation. As such, the amounts were excluded from weighted average units for the periods.
For the three and nine months ended September 30, 2008 and 2007, stock options to purchase 2,412 and 216 shares of common stock, respectively, and 2,412 and 194, respectively, were excluded from the computation of diluted earnings (loss) per common unit as these stock options and awards were antidilutive.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Operating Partnership adopted the provisions of SFAS No. 157 on January 1, 2008. To comply with the provisions of SFAS No. 157, the Operating Partnership’s fair value measurement of its derivative instrument at September 30, 2008 uses Level 2 observable inputs that incorporate credit valuation adjustments to appropriately reflect both its risk of nonperformance and the counterparty’s risk of nonperformance.

At September 30, 2008, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $92,145 with a maturity date in 2009. The interest rate swap agreement is included on the accompanying consolidated balance sheet at fair value, representing a liability of $1,526. During the third quarter of 2008, the interest rate swap arrangement, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement for the three months ended September 30, 2008 of $663 was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Operating Partnership is required to amortize into expense the cumulative unrecognized loss on the interest rate swap of $2,189, previously included in partners’ equity, over the remaining life of the swap through 2009. Total amortization expense related to this swap was $508 for the three and nine months ended September 30, 2008.

In prior years, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). Under SFAS No. 133, as amended, the Operating Partnership is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in partners’ equity, over the remaining original life of the swap through 2009. Total amortization expense related to this swap was $281 and $280, respectively, for the three months ended and $843 and $842, respectively, for the nine months ended September 30, 2008 and 2007.

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
On February 1, 2008, a $28,495 interest rate cap arrangement expired on its maturity date with no change in value from December 31, 2007.
A summary of comprehensive income (loss) for the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$27,274	$11,156	$4,691	$100,826
Change in derivatives (1)	(393)	(901)	1,387	227

Comprehensive income (loss)	$26,881	$10,255	$6,078	$101,053

(1)	For the three and nine months ended September 30, 2008 and 2007, the change in derivatives balance includes an adjustment of $789 and $280, respectively, and $1,351 and $842, respectively, for amortized swap costs included in net income.
7.	SEGMENT INFORMATION

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2007. The segment information for the three and nine months ended September 30, 2007 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold subsequent to September 30, 2007 to discontinued operations under SFAS No. 144 (see note 2).
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
Segment Information
The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income (loss) for the three and nine months ended September 30, 2008 and 2007. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Fully stabilized communities	$52,037	$51,588	$154,555	$151,377
Communities stabilized during 2007	2,749	2,261	7,967	5,094
Development, rehabilitation and lease-up communities	5,067	4,103	13,905	11,901
Condominium conversion and other communities	160	1,625	549	8,409
Acquired communities	1,363	830	4,040	830
Other property segments	6,206	5,832	18,421	17,216
Other	261	171	735	416

Consolidated revenues	$67,843	$66,410	$200,172	$195,243

Contribution to Property Net Operating Income
Fully stabilized communities	$31,189	$30,812	$92,103	$91,069
Communities stabilized during 2007	1,716	1,290	4,767	2,084
Development, rehabilitation and lease-up communities	2,038	2,082	5,563	5,992
Condominium conversion and other communities	96	851	333	4,706
Acquired communities	781	473	2,165	473
Other property segments, including corporate management expenses	(783)	(1,438)	(4,051)	(5,282)

Consolidated property net operating income	35,037	34,070	100,880	99,042

Interest income	96	189	367	652
Other revenues	261	171	735	416
Minority interest in consolidated property partnerships	52	(452)	113	(1,146)
Depreciation	(14,979)	(14,522)	(43,628)	(43,248)
Interest expense	(11,471)	(10,658)	(31,739)	(32,566)
Amortization of deferred financing costs	(869)	(828)	(2,579)	(2,469)
General and administrative	(4,461)	(4,761)	(15,265)	(16,168)
Investment and development	(1,834)	(2,007)	(4,648)	(5,512)
Strategic review costs	—	—	(8,161)	—
Impairment, severance and other charges	(5,002)	—	(34,302)	—
Gains on sales of real estate assets, net	476	5,061	2,227	71,506
Equity in income of unconsolidated real estate entities	260	402	1,081	1,216
Other income (expense), net	534	(262)	426	(784)

Income (loss) from continuing operations	(1,900)	6,403	(34,493)	70,939
Income from discontinued operations	29,174	4,753	39,184	29,887

Net income	$27,274	$11,156	$4,691	$100,826

8.	IMPAIRMENT, SEVERANCE AND OTHER COSTS

After an evaluation of its development pipeline in light of difficult market conditions, the Operating Partnership recorded impairment charges of approximately $28,947 in the second quarter of 2008. The impairment charges relate to the substantial cessation of current development activities associated with four land parcels in pre-development which were written down to their estimated fair market values, as well as the write-off of capitalized pursuit costs associated with certain abandoned projects. Fair

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
market value for the assets recorded at fair value in the second quarter of 2008 was determined using Level 3 unobservable inputs, such as estimated cash flows, market capitalization rates and market internal rates of return.
Additionally, in the second quarter of 2008, the Operating Partnership initiated a management and staff workforce reduction resulting in the elimination of 40 employment positions and severance charges of approximately $2,238 and $2,591 for the three and nine months ended September 30, 2008, respectively. The impairment and severance charges reflected management’s decision to reduce the size of its workforce and lower overhead expenses in response in part to its decision to reduce the number of markets in which the Operating Partnership operates, to sell additional operating assets and to focus its development strategy on fewer projects in the near term. The Operating Partnership may also record additional severance charges in the fourth quarter of 2008 or in future periods, depending on market conditions and the Operating Partnership’s business plans.
For the three and nine months ended September 30, 2008, the Operating Partnership recorded estimated casualty losses of approximately $2,764 related to damage sustained at its Houston, Texas properties as a result of Hurricane Ike. The Company currently estimates that these losses will be below its insured wind storm deductible.
In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the nine months ended September 30, 2008 and 2007:

	Nine months ended
	September 30,
	2008	2007
Accrued severance charges, beginning of period	$11,215	$12,832
Severance charges	353	283
Payments for period	(2,557)	(2,129)
Interest accretion	549	555

Accrued severance charges, end of period	$9,560	$11,541

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $9,546 and $8,659 for the nine months ended September 30, 2008 and 2007, respectively), aggregated $37,896 and $40,799 for the nine months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008 and 2007, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $1,700 and $1,575, respectively.

Non-cash investing and financing activities for the nine months ended September 30, 2008 and 2007 were as follows:

For the nine months ended September 30, 2008 and 2007, the Operating Partnership amortized approximately $1,351 and $842, respectively, of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). Other than the amortization discussed herein, for the nine months ended September 30, 2008, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, increased in value by $663, causing a decrease in accounts payable and accrued expenses and a corresponding increase in the Operating Partnership’s other income, as this cash flow hedge became ineffective during the quarter. Other than the amortization discussed herein, for the nine months ended September 30, 2008, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in partners’ equity of $35. Other than the amortization discussed herein, for the nine months ended September 30, 2007, the Operating Partnership’s derivative financial instruments accounted for as cash flow hedges decreased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in partner’s equity of $616.

The Operating Partnership committed to distribute $19,990 and $21,840 for the three months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008 and 2007, the Company issued common shares for director compensation, totaling $552 and $394, respectively. These stock issuances were non-cash transactions. The Operating Partnership bears the compensation costs associated with the Company’s compensation plans. As such, the Operating Partnership issued common units to the Company in amounts equal to the above.

10. EQUITY-BASED COMPENSATION PLANS
     Equity Compensation Plans
As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership.
     Incentive Stock Plans
Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). As of December 31, 2007, prior to the amendment of the plan, there were 1,869 shares available for issuance under the 2003 Stock Plan. The plan was amended in October 2008 to increase the number of shares of the Company’s common stock reserved for issuance and available for grant by 1,600 shares, so that 3,469 shares of common stock were reserved for issuance as of January 1, 2008. Of this amount, stock grants count against the total shares available under the 2003 Stock Plan as 2.7 shares for every one share issued on and after January 1, 2008, while options (and stock appreciation rights (“SAR”) settled in shares) count against the total shares available as one share for every one share issued on the exercise of an option (or SAR) on and after January 1, 2008. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At September 30, 2008, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,412.
Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The Company did not grant any stock options for the nine months ended September 30, 2008. For options granted during the nine months ended September 30, 2007, the weighted average assumptions used in the Black-Scholes option-pricing model were dividend yield of 3.8%, expected volatility of 18.1%, risk-free interest rate of 4.8% and expected option term of 5.0 years.
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
For the nine months ended September 30, 2008 and 2007, the Company granted stock options to purchase zero and 199 shares of Company common stock, respectively, to Company officers and directors, of which zero and 28 shares, respectively, were granted to the Company’s non-executive chairman of the board. The Company recorded compensation expense related to stock options of $376 and $404 for the three months ended and $1,042 and $1,162 for the nine months ended September 30, 2008 and 2007, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.
     A summary of stock option activity under all plans for the nine months ended September 30, 2008 and 2007 is presented below:

	Nine months ended
	September 30,
	2008		2007
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding, beginning of period	2,455	$34	2,375	$33
Granted	—	—	199	48
Exercised	(39)	37	(108)	36
Forfeited	(4)	32	(8)	41

Options outstanding, end of period	2,412	34	2,458	34

Options exercisable, end of period	2,164	33	1,774	33

Weighted-average fair value of options granted during the period	$—		$7.22

At September 30, 2008, there was $751 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 0.8 years. The total intrinsic value of stock options exercised during

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
the nine months ended September 30, 2008 and 2007 was $194 and $1,395, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at September 30, 2008 was $1,248. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at September 30, 2008 were 4.6, 4.2 and 4.6 years, respectively. Stock options expected to vest at September 30, 2008 totaled 2,398 at a weighted average exercise price of approximately $33.91.
At September 30, 2008, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,379 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.17 and a weighted average remaining contractual life of 4.4 years. Of these outstanding options, 1,369 were exercisable at September 30, 2008 at a weighted average exercise price of $29.17. In addition, there were 1,033 options outstanding with exercise prices ranging from $36.47 to $48.00. These options had a weighted average exercise price of $40.37 and a weighted average remaining contractual life of 4.8 years. Of these outstanding options, 795 were exercisable at September 30, 2008 at a weighted average exercise price of $39.09.
For the nine months ended September 30, 2008 and 2007, the Company granted 78 and 49 shares of restricted stock, respectively, to Company officers and directors, of which 9 and 4 shares, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the nine months ended September 30, 2008 and 2007 was $42.25 and $48.15, respectively, per share. The total value of the restricted share grants for the nine months ended September 30, 2008 and 2007 was $3,308 and $2,371, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $821 and $644 for the three months ended and $2,395 and $1,748 for the nine months ended September 30, 2008 and 2007, respectively.
A summary of the activity related to the Company’s restricted stock for the nine months ended September 30, 2008 and 2007 is presented below:

	Nine months ended
	September 30,
	2008		2007
		Weighted Average		Weighted Average
		Grant-Date		Grant-Date
	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning or period	119	$35	125	$31
Granted	78	42	49	48
Vested	(26)	31	(23)	28
Forfeited	—	—	(1)	42

Unvested shares, end of period	171	39	150	37

At September 30, 2008, there was $4,438 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic value of restricted shares vested for the nine months ended September 30, 2008 and 2007 was $790 and $1,185, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) under a plan approved by Company shareholders in 2005, and the maximum number of shares issuable is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $36 and $40 for the three months ended and $113 and $162 for the nine months ended September 30, 2008 and 2007, respectively.

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

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2005 through 2007. Net income tax loss carryforwards and other tax attributes generated in years prior to 2005 are also subject to challenge in any examination of the 2005 to 2007 tax years. Subsequent to September 30, 2008, the Operating Partnership received notice that its TRSs’ federal income tax return for 2005 has been selected for Internal Revenue Service examination. At this stage, it is not possible to predict or determine the outcome of the examination, nor is it possible to estimate the amount or whether any adjustment will be required to that tax return.
As of September 30, 2008, the Operating Partnership’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Operating Partnership does not expect any significant change in this unrecognized tax benefit in the remainder of 2008. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the three and nine months ended September 30, 2008 and at September 30, 2008 were not material to the Operating Partnership’s results of operations, cash flows or financial position.
The Operating Partnership utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three and six months ended September 30, 2008, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable is expected to be fully offset by deferred tax benefits resulting from current period temporary differences and reductions of valuation allowances recorded in prior years.
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
A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2007 are included in the footnotes to the Operating Partnership’s audited financial statements included in the Form 10-K, as amended. Other than the activity discussed above relating to the three and nine months ended September 30, 2008, there were no material changes to the components of deferred tax assets and liabilities at September 30, 2008.
12. LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Fact discovery is mostly completed by both parties, and the parties exchanged affirmative expert reports on July 8, 2008. On August 1, 2008, ERC disclosed an alleged $9 million dollar damages assessment for a portion of the compensatory damages claimed. On August 12, 2008, the Company and the Operating Partnership filed a motion to strike all evidence regarding that new assessment. A hearing on that motion will be held on December 9, 2008. The parties exchanged expert rebuttal reports on October 3, 2008. Expert discovery is scheduled to be completed by November 18, 2008, and the last briefing on dispositive motions is due by February 3, 2009. It is possible that these dates could be further extended. At

POST APARTMENT HOMES, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, in thousands, except per share or unit and apartment unit data)
this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.
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
The Operating Partnership is underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. At this early stage of the process, the Operating Partnership has preliminarily determined that varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio containing a total of approximately 11,000 units. The Operating Partnership preliminarily estimates that the aggregate cost of this initiative could be in the range of $40,000 to $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. The work is currently expected to be completed between now and the end of 2010 and may include, but not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. There can be no assurance that the scope of work or the Operating Partnership’s preliminary estimates of costs will not change in the future. The component cost of the remediation, improvements and replacements will either be capitalized or expensed as incurred in accordance with the Operating Partnership’s normal accounting policy for capitalization of fixed assets (see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Capitalization of Fixed Assets and Community Improvements” for further discussion). In addition, as a result of the scope of this work, if the Operating Partnership should be required to retire existing components of fixed assets on its consolidated balance sheet, it could result in acceleration of depreciation or other charges in subsequent periods relating to the undepreciated portion of these components. At this early stage of the process, however, it is not possible to estimate the potential impact on the Operating Partnership’s financial position and results of operations in subsequent periods other than as discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Company Overview
Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At September 30, 2008, the Company owned 21,890 apartment units in 60 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,736 apartment units in five communities currently under construction and/or in lease-up. The Company is also developing and selling 506 for-sale condominium homes in four communities (including 129 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At September 30, 2008, approximately 40.9%, 20.3%, 12.1% and 10.1% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.
The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.
At September 30, 2008, the Company owned approximately 99.3% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.7% common minority interest in the Operating Partnership.
Conclusion of Strategic Process and Strategies to Enhance Shareholder Value
On January 23, 2008, the Company announced that its Board of Directors had authorized management, working with financial and legal advisors, to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. The Board announced on June 25, 2008 that the process had concluded without a business combination or other sale transaction due to the increasingly difficult market environment and a lack of definitive proposals. In the first half of 2008, the Company incurred approximately $8,161 of strategic review costs related to this process. At that same time, the Board reaffirmed its commitment to actively pursue other strategies to enhance shareholder value through the following strategies:
•	Realizing value through asset sales, the proceeds of which can be used to repay debt, pay potential special dividends or repurchase shares, and fund committed investments,

•	Cutting costs by reducing corporate overhead, gross development overhead and property management expenses,

•	Focusing the Company by evaluating the number of markets within which it operates, and the appropriate size of its development pipeline, and

•	Pursuing construction loan financing and joint venture equity to fund development activity.
Since the start of the third quarter of 2008, conditions in the global capital markets and the U.S. economy have continued to deteriorate. The U.S. federal government has nationalized government-sponsored mortgage entities, Fannie Mae and Freddie Mac, and has taken other substantive actions to stabilize U.S. financial institutions and the capital markets. In response to these events, the Company has adjusted the timing of its strategic priorities by deferring further substantive activities on its pre-development pipeline and by focusing on maintaining the relative strength of its balance sheet and the liquidity necessary to fund its operations, including its active pipeline of development projects under construction and its near-term debt maturities. Since the start of the third quarter of 2008, the Company has closed the sales of two apartment communities for total gross proceeds of approximately $91,250 and has closed a $184,683 secured portfolio financing with Freddie Mac. As a result, as of October 31, 2008, the Company had approximately $597,000 of borrowing capacity under its combined $630,000 unsecured revolving lines of credit and approximately $110,000 of available cash equivalents. The status of the Company’s asset sales, development and cost savings initiatives are discussed in further detail below.
Operations Overview
The Company’s operating results have benefited from generally improved fundamentals in the multifamily apartment market over the last several years, although the rate of growth began moderating in 2007 and has continued into 2008. This is evidenced by a decrease in the year over year rate of growth in same store operating revenues and property net operating income (“NOI”) which increased

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
2.1% and 1.1%, respectively, for the nine months ended September 30, 2008, compared to 4.7% and 4.7%, respectively, for the full year of 2007. In the third quarter of 2008, the year over year rate of growth in same store operating revenues and NOI declined to 0.9% and 1.2%, respectively.
Recent events in the global capital markets discussed above have generated significant concerns relating to a substantial economic slowdown in the U.S., including signs of declining job growth and severe tightening in the credit markets. Historically, weaker economic conditions and declining job growth in the U.S. and in the Company’s markets has led to deteriorating, even negative, revenue and NOI growth in the multifamily market. The overall tightening of the credit markets and current conditions in the global capital markets and the U.S. economy could also make it increasingly difficult for the Company to actively pursue sales of its assets currently held for sale and will continue to adversely impact the Company’s ability to obtain joint venture or other financing for its development projects while these conditions persist.
The multifamily market is also being impacted by a slowdown in the overall U.S. housing market, attributable in part to continued concerns relating to the impact of rising mortgage delinquencies, tighter credit markets and a rising (“shadow”) supply of for-sale multifamily product entering the rental market. Based on the above factors, the Company is forecasting a decline in same store community revenues and NOI for the fourth quarter of 2008, as compared to 2007, and as more fully discussed in the “Outlook” section below. If the U.S. economy has entered into a recession, the Company believes that apartment fundamentals will be adversely affected.
The Company’s operating results for the nine months ended September 30, 2008 also reflect approximately $2,591 of severance charges related to the elimination of 40 property management, landscaping, corporate and development employment positions as of September 30, 2008, and certain other positions though attrition. These charges are consistent with the Company’s objective to reduce overhead expenses, and the Company currently expects that the elimination of these positions will reduce overhead costs prospectively on an annual basis by approximately $4 million. There can be no assurance that the Company will not recognize additional severance charges in future periods or that the anticipated overhead savings will be achieved.
The Company has been active over the past several years in repositioning its real estate portfolio and building its development and value creation capabilities centered upon its Southeast, Southwest and Mid-Atlantic regions. During this time, the Company has been a net seller of apartment assets in an effort to exploit opportunities to harvest value and recycle capital through the sale of non-core assets that no longer meet the Company’s growth objectives. The Company’s asset sales program has been consistent with its strategy of reducing its concentration in Atlanta, Georgia and Dallas, Texas, building critical mass in fewer markets and leveraging the Post® brand in order to improve operating efficiencies. The Company has redeployed capital raised from its asset sales to strengthen its balance sheet, by reducing high-coupon preferred equity and debt, and by reinvesting in assets that the Company believes demonstrate better growth potential. In this regard, the Company disposed of 807 apartment units in 2007 and 887 units in 2008 through October for aggregate gross proceeds of approximately $91,800 and $111,100, respectively. In 2007, the Company also transferred three communities, containing 1,202 apartment units, to a newly formed unconsolidated entity, in which the Company retained a 25% interest. The 75% interest in these communities effectively sold to the institutional partner generated gross proceeds of approximately $136,200.
Currently, the Company continues to market for sale six other apartment communities. The communities, comprising 1,871 apartment units, include three communities located in Atlanta, Georgia, one community located in the northern Virginia submarket of greater Washington, D.C., and the Company’s only two communities located in New York City. The Company currently expects to use net proceeds to fund its committed investments, repay debt, pay potential special dividends, if necessary, or possibly to repurchase shares of its stock. Gross proceeds that may potentially be realized by the Company from the sales of these six communities are currently expected to be approximately $360,000, although current conditions in the global capital markets and the U.S. economy discussed above may adversely affect the Company’s ability to sell assets, making it difficult for potential buyers to obtain financing at attractive terms or at all. As a result, there can be no assurance that the potential gross proceeds will be realized by the Company, used for the purposes intended or that these assets will be sold.
As more fully described in “Current Development Activity” later in this Item 2, in the second quarter of 2008, the Company made a decision to defer further activities on four of its development projects and to abandon the pursuit of certain other development projects in light of difficult market conditions. The total projected development costs of these projects totaled more than $430,000. As a result, the Company recognized impairment charges for the nine months ended September 30, 2008 of $28,947 to write down these four projects to fair market value and to write off pursuit costs on abandoned projects.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
In response to current conditions in the global capital markets and the U.S. economy discussed above, the Company also deferred substantive activities in the third quarter on its remaining pre-development pipeline totaling six projects. The total projected development costs of these projects totaled approximately $380,000. At present, management believes that the timing of future development starts will depend largely on the stabilization of capital market conditions and the U.S. economy, which it believes will influence conditions in employment and the local real estate markets, the Company’s ability to generate asset sales proceeds and its ability to attract potential construction loan financing and joint venture equity to fund future development. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future development or sale.
As of September 30, 2008, the Company’s aggregate pipeline of development projects under construction totaled approximately $541,500 (including the Company’s share, net of joint venture partner interests, of $507,200). As of the same date, approximately $265,800 of estimated construction costs remained to be funded by the Company (or approximately $219,000, excluding committed construction loan financing and escrow deposits held by the construction lender). The Company expects to fund future estimated construction expenditures primarily by utilizing available cash equivalents, totaling approximately $110,000, and borrowing capacity under its unsecured revolving lines of credit totaling approximately $597,000 as of October 31, 2008.
Based on the factors discussed above, there can be no assurance that projects in pre-development will commence construction in the future or at all or that actual development costs will approximate estimated costs. Should the Company further change its expectations regarding the timing and projected undiscounted future cash flows expected from projects in pre-development or land held for future development, the Company may be required to recognize additional impairment losses in future periods. Should the Company change its current estimates of the fair value of assets held for sale to below their carrying values, the Company may also be required to recognize additional impairment losses in future periods.
In early 2005, the Company entered the for-sale condominium housing market to exploit the strategic opportunity for Post to serve those consumers who are choosing to own, rather than rent, their home. In total, the Company has converted five apartment communities since 2005, initially consisting of 731 units (including one held in a joint venture), into for-sale condominium homes. As of the end of the third quarter of 2008, three of these condominium conversion projects were sold out. The other two projects, containing a total of 349 units, had on average closed the sales of approximately 76.2% of their total units as of October 27, 2008. Beginning in the second quarter of 2007, the Company also began closing condominium homes at two of its newly developed for-sale condominium projects, containing 230 homes. As of October 27, 2008, the Company had on average closed the sales of approximately 81.7% of the total units at these two communities. The Company expects closings at these communities to continue, although slowly, through the fourth quarter of 2008 and into 2009. Beginning in 2007 and continuing presently, there has been a softening in the condominium and single family housing markets due to increasing supply, weak consumer confidence, tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of prospective condominium buyers to qualify for mortgage financing, and a significant slow down in the residential housing market in the U.S. Further, as a result of the turmoil in the global capital markets and a slowdown in the U.S. economy discussed above, the for-sale housing markets are likely to continue to be weak and may even deteriorate further. As a result, condominium closings are likely to be slow at these communities for the remainder of 2008 and into 2009.
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
The Company’s expansion into for-sale condominium housing exposes the Company to additional risks and challenges, which if they materialize, could have an adverse impact on the Company’s business, results of operations and financial condition. As of September 30, 2008, the Company had approximately $232,100 of total estimated capital cost (based on book value and including the Company’s investment in unconsolidated entities) committed to its for-sale condominium conversion and ground-up development projects, including the Company’s share of projected development costs expected to be funded relating to for-sale projects currently under construction and held for sale. See “Risk Factors” in the Company’s Form 10-K, as amended, for the year ended December 31, 2007 (the “Form 10-K”) and in Item 1A of this Form 10-Q for a discussion of these and other Company risk factors.
The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
their results of operations and financial condition are substantially the same except for the effect of the 0.7% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”
Disclosure Regarding Forward-Looking Statements
Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements proceeded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include expectations with respect to the Company’s strategies to enhance shareholder value, the Company’s anticipated performance for the remainder of 2008 (including the Company’s assumptions for such performance and expected levels of costs and expenses to be incurred in 2008), anticipated apartment community sales in 2008 (including estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium homes, development of new for-sale condominium housing and the related sales of the for-sale condominium homes, anticipated future acquisition and development activities (including projected costs, timing and anticipated potential sources of financing), anticipated costs and timing to remediate and improve apartment communities with stucco and EIFS exteriors, accounting recognition and measurement of guarantees, anticipated refinancing and other new financing needs, the anticipated dividend level in 2008, the Company’s ability to meet new construction, development and other long-term liquidity requirements, expected overhead and severance expenses, its ability to execute future asset sales, expected impact that a resolution of any legal proceeding may have on the Company, anticipated impact of a U.S. recession on the Company, the Company’s ability under its credit facilities to execute the remainder of its 2008 business plan and to meet its short term liquidity requirements and expected enhancement in value of the Company’s properties currently in rehabilitation. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:
•	The success of the Company’s business strategies described on pages 2 to 3 of the Form 10-K and those discussed under “Conclusion of Strategic Process and Strategies to Enhance Shareholder Value” in this Management Discussion and Analysis of Financial Condition and Results of Operations;
•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;
•	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;
•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;
•	The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and buyers of the Company’s for-sale condominium homes and development locations;
•	The uncertainties associated with the Company’s real estate development, including actual costs exceeding the Company’s budgets or development periods exceeding expectations;
•	Uncertainties associated with the timing and amount of apartment community sales, the market for such sales and the resulting gains/losses associated with such sales;
•	The Company’s ability to enter into new joint ventures and the availability of equity financing from traditional real estate investors to fund development activities;
•	The Company’s ability to obtain construction loan financing to fund development activities;
•	Uncertainties associated with the Company’s condominium conversion and for-sale housing business, including the timing and volume of condominium sales;
•	Uncertainties associated with loss of personnel in connection with the Company’s reduction of corporate and property development and management overhead;
•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;
•	Uncertainties associated with environmental and other regulatory matters;
•	The impact of the Company’s ongoing litigation with the Equal Rights Center regarding the Americans with Disabilities Act and the Fair Housing Act (including any award of compensatory or punitive damages or injunctive relief requiring the Company to

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
retrofit apartments or public use areas or prohibiting the sale of apartment communities or condominium units) as well as the impact of other litigation;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;
•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and
•	Other factors, including the risk factors discussed in Item 1A of the Form 10-K and Item 1A of this Form 10-Q.
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
Critical Accounting Policies and New Accounting Pronouncements
In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 28 and 29 of the Form 10-K. There were no significant changes to the Company’s critical accounting policies and estimates during the nine months ended September 30, 2008. The discussion below addresses the implementation and impact of recently issued and adopted accounting pronouncements with an impact on the Company for the nine months ended September 30, 2008 or that may have an impact on future reported results.
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
SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R will replace SFAS No. 141 on the date it becomes effective. SFAS No. 141R will require 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination at fair value, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R will lead to the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. SFAS No. 141R is effective for the Company on January 1, 2009. The Company is currently evaluating the potential impact of SFAS No. 141R on the Company’s financial position and results of operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
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
At September 30, 2008, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities consisted of the following: (1) 36 communities that were completed and stabilized for all of the current and prior year, (2) two communities that achieved full stabilization during 2007, (3) six communities and an additional phase of one community under rehabilitation programs or in lease-up, (4) one community that was acquired in 2007 and (5) portions of two communities that are being converted into condominiums that are reflected in continuing operations. These community totals exclude three communities under development (not currently in lease-up) and the operations of seven apartment communities classified in discontinued operations.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
All Operating Communities
The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities, condominium conversion communities included in continuing operations, and other commercial properties summarized by segment for the three and nine months ended September 30, 2008 and 2007 is summarized as follows:

	Three months ended			Nine months ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
Rental and other property revenues
Fully stabilized communities (1)	$52,037	$51,588	0.9%	$154,555	$151,377	2.1%
Communities stabilized during 2007 (2)	2,749	2,261	21.6%	7,967	5,094	56.4%
Development, rehabilitation and lease-up communities	5,067	4,103	23.5%	13,905	11,901	16.8%
Condominium conversion and other communities (3)	160	1,625	(90.2)%	549	8,409	(93.5)%
Acquired communities (4)	1,363	830	64.2%	4,040	830	386.7%
Other property segments (5)	6,206	5,832	6.4%	18,421	17,216	7.0%

	67,582	66,239	2.0%	199,437	194,827	2.4%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	20,848	20,776	0.3%	62,452	60,308	3.6%
Communities stabilized during 2007 (2)	1,033	971	6.4%	3,200	3,010	6.3%
Development, rehabilitation and lease-up communities	3,029	2,021	49.9%	8,342	5,909	41.2%
Condominium conversion and other communities (3)	64	774	(91.7)%	216	3,703	(94.2)%
Acquired communities (4)	582	357	63.0%	1,875	357	425.2%
Other property segments, including corporate management expenses (6)	6,989	7,270	(3.9)%	22,472	22,498	(0.1)%

	32,545	32,169	1.2%	98,557	95,785	2.9%

Property net operating income (7)	$35,037	$34,070	2.8%	$100,880	$99,042	1.9%

Capital expenditures (8)(9)
Annually recurring:
Carpet	$800	$538	48.7%	$2,072	$2,181	(5.0)%
Other	1,691	1,627	3.9%	5,192	4,884	6.3%

Total	$2,491	$2,165	15.1%	$7,264	$7,065	2.8%

Periodically recurring	$1,768	$1,670	5.9%	$4,968	$5,397	(7.9)%

Average apartment units in service	16,193	16,235	(0.3)%	16,105	16,246	(0.9)%

(1)	Communities which reached stabilization prior to January 1, 2007.

(2)	Communities which reached stabilization in 2007.

(3)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 and communities converted to joint venture ownership in 2007.

(4)	Communities acquired subsequent to January 1, 2007.

(5)	Other property segment revenues include revenues from commercial properties, from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $261 and $171 for the three months ended and $735 and $416 for the nine months ended September 30, 2008 and 2007, respectively.

(6)	Other expenses includes certain indirect central office operating expenses related to management, grounds maintenance, and costs associated with commercial properties and furnished apartment rentals.

(7)	A reconciliation of property net operating income to GAAP net income is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Total same store NOI	$31,189	$30,812	$92,103	$91,069
Property NOI from other operating segments	3,848	3,258	8,777	7,973

Consolidated property NOI	35,037	34,070	100,880	99,042

Add (subtract):
Interest income	96	189	367	652
Other revenues	261	171	735	416
Minority interest in consolidated property partnerships	52	(452)	113	(1,146)
Depreciation	(14,979)	(14,522)	(43,628)	(43,248)
Interest expense	(11,471)	(10,658)	(31,739)	(32,566)
Amortization of deferred financing costs	(869)	(828)	(2,579)	(2,469)
General and administrative	(4,461)	(4,761)	(15,265)	(16,168)
Investment and development	(1,834)	(2,007)	(4,648)	(5,512)
Strategic review costs	—	—	(8,161)	—
Impairment, severance and other charges	(5,002)	—	(34,302)	—
Gains on sales of real estate assets, net	476	5,061	2,227	71,506
Equity in income of unconsolidated real estate entities	260	402	1,081	1,216
Other income (expense), net	534	(262)	426	(784)
Minority interest of common unitholders	14	(41)	298	(923)

Income (loss) from continuing operations	(1,886)	6,362	(34,195)	70,016
Income from discontinued operations	28,962	4,687	38,894	29,441

Net income	$27,076	$11,049	$4,699	$99,457

(8)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring capital expenditures relating to acquiring and developing new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Annually recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.
(9)	A reconciliation of property capital expenditures from continuing operations to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows under GAAP is detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Annually recurring capital expenditures
Continuing operations	$2,491	$2,165	$7,264	$7,065
Discontinued operations	462	570	1,328	1,750

Total annually recurring capital expenditures per statements of cash flows	$2,953	$2,735	$8,592	$8,815

Periodically recurring capital expenditures
Continuing operations	$1,768	$1,670	$4,968	$5,397
Discontinued operations	15	86	146	226

Total periodically recurring capital expenditures per statements of cash flows	$1,783	$1,756	$5,114	$5,623

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
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

	Three months ended			Nine months ended
	September 30,			September 30,
	2008	2007	% Change	2008	2007	% Change
Rental and other revenues	$52,037	$51,588	0.9%	$154,555	$151,377	2.1%
Property operating and maintenance expenses (excluding depreciation and amortization)	20,848	20,776	0.3%	62,452	60,308	3.6%

Same store net operating income (1)	$31,189	$30,812	1.2%	$92,103	$91,069	1.1%

Capital expenditures (2)
Annually recurring:
Carpet	$759	$756	0.4%	$1,913	$1,945	(1.6)%
Other	1,320	1,023	29.0%	3,953	3,284	20.4%

Total annually recurring	2,079	1,779	16.9%	5,866	5,229	12.2%
Periodically recurring	1,562	856	82.5%	4,375	1,992	119.6%

Total capital expenditures (A)	$3,641	$2,635	38.2%	$10,241	$7,221	41.8%

Total capital expenditures per unit (A ÷ 13,693 units)	$266	$192	38.5%	$748	$527	41.9%

Average economic occupancy (3)	95.3%	95.3%	0.0%	94.5%	94.5%	0.0%

Average monthly rental rate per unit (4)	$1,244	$1,232	1.0%	$1,244	$1,219	2.1%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 48 for a reconciliation of net operating income for stabilized communities to GAAP net income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
(2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP detailed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Annually recurring capital expenditures by operating segment Fully stabilized	$2,079	$1,779	$5,866	$5,229
Communities stabilized during 2007	30	19	151	42
Development, rehabilitation and lease-up	327	217	982	878
Condominium conversion and other	—	57	—	672
Acquired	26	4	93	4
Other segments	491	659	1,500	1,990

Total annually recurring capital expenditures per statements of cash flows	$2,953	$2,735	$8,592	$8,815

Periodically recurring capital expenditures by operating segment Fully stabilized	$1,562	$856	$4,375	$1,992
Communities stabilized during 2007	81	363	98	2,337
Development, rehabilitation and lease-up	10	132	104	405
Condominium conversion and other	—	192	—	418
Acquired	4	—	39	—
Other segments	126	213	498	471

Total periodically recurring capital expenditures per statements of cash flows	$1,783	$1,756	$5,114	$5,623

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

(3)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 94.4% and 94.5% for the three months ended and 93.6% and 93.7% for the nine months ended September 30, 2008 and 2007, respectively. For the three months ended September 30, 2008 and 2007, net concessions were $301 and $232, respectively, and employee discounts were $140 and $156, respectively. For the nine months ended September 30, 2008 and 2007, net concessions were $908 and $659, respectively, and employee discounts were $426 and $465, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.
Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007
The Operating Partnership reported net income available to common unitholders of $25,365 for the three months ended September 30, 2008 compared to $9,247 for the three months ended September 30, 2007. The Company reported net income available to common shareholders of $25,167 for the three months ended September 30, 2008 compared to $9,140 for the three months ended September 30, 2007. As discussed below, the increase between periods primarily reflects gains on the sale of an apartment community in 2008, partially offset by severance charges of $2,238 and losses associated with hurricane damage of $2,764 in 2008.
Rental and other revenues from property operations increased $1,343 or 2.0% from 2007 to 2008 primarily due to increased revenues from the Company’s fully stabilized communities of $449 or 0.9%, increased revenues from communities that achieved full stabilization in 2007 of $488 or 21.6%, increased revenues from development, rehabilitation and lease-up communities of $964 or 23.5% and increased revenues from acquired communities of $533, offset by reduced revenues from condominium conversion and other communities of $1,465 or 90.2%. The moderate revenue increase from fully stabilized communities of $449 is discussed more fully below. The revenue increase from communities that achieved full stabilization in 2007 reflects two communities that were fully

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
stabilized for the third quarter of 2008 compared to the communities being in lease up and under rehabilitation in 2007. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of two development communities and one community expansion in 2008. The revenue increase from acquired communities reflects the Company’s acquisition of one community in late July 2007. The revenue decrease from condominium conversion and other communities was due primarily to the transfer and sale of a 75% interest in one community to an unconsolidated entity in December 2007 and to a lesser extent the reduction of leased units at condominium conversion communities as units were vacated for conversion and sale throughout 2008 and 2007.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $376 or 1.2% from 2007 to 2008 primarily due to increases from development, rehabilitation and lease-up communities of $1,008 or 49.9% and from acquisition communities of $225 or 63.0%, offset by reduced expenses from condominium conversion and other communities of $710 or 91.7%. The moderate expense increase from stabilized communities of $72 is discussed below. The expense increase from development, rehabilitation and lease-up communities reflects the lease-up of two communities and one community expansion in late 2007 and early 2008. The expense increase from acquisition communities reflects a full quarter of expenses in 2008 from the community acquired in July 2007. The expense decrease from condominium conversion and other communities primarily reflects the reduced expenses from the transfer and sale of a 75% interest in one community to an unconsolidated entity in December 2007.
For the three months ended September 30, 2008, gains on sales of real estate assets from condominium sales activities in continuing operations represented net gains of $476 compared to net gains of $5,061 for the three months ended September 30, 2007. There were no condominium gains included in discontinued operations for the three months ended September 30, 2008 compared to condominium gains in discontinued operations of $311 for the three months ended September 30, 2007. The decrease in aggregate condominium gains between periods primarily reflects the sales of 18 units at newly developed communities in 2008 compared to 56 units in 2007. Unit sales at condominium conversion communities also decreased from 27 sales in 2007 to 12 in 2008. Additionally, the decrease in condominium profits between periods reflects lower revenue and profit margin expectations in 2008. Lower revenues and profit margins resulted primarily from the slower residential housing market in 2008 resulting from tighter credit markets, an over supply of condominium units and softening general economic conditions. The Company expects profits from condominium sales activities to continue at a slow pace for the fourth quarter of 2008 as the backlog of condominiums under contract continues to be low and due to the further tightening of credit market conditions in an already slow for-sale housing market as well as a significant expected decline in overall U.S. economic activity. See the “Outlook” section below for a discussion of expected condominium sale closings at the Company’s condominium communities.
Depreciation expense increased $457 or 3.1% from 2007 to 2008 primarily due to an increase in depreciation of $730 related to development and lease-up communities as apartment units were placed in service in late 2007 and early 2008 offset by decreased depreciation of $215 between periods resulting from the contribution of one community into an unconsolidated entity in late 2007, and decreased depreciation of $232 between periods related to one community acquired in 2007 due to the amortization of acquired lease intangible assets that became fully amortized in early 2008.
General and administrative expenses decreased $300, or 6.3%, from 2007 to 2008 primarily due reduced executive incentive compensation accruals and reduced accruals for certain employee award programs that were eliminated as part of the Company’s initiative to reduce expenses offset somewhat by increases in the Company’s variable compensation costs due to the timing of changes in the Company’s stock price between years. In addition, corporate governance expenses were somewhat lower in 2008 primarily due to the timing of the expenses between periods.
Investment and development expenses decreased $173 or 8.6% from 2007 to 2008. In 2008, development personnel and other costs decreased $190 over 2007 due to a modest workforce reduction as well as a reduction in incentive compensation in the third quarter of 2008. The capitalization of development personnel remained essentially flat between periods, reflecting the completion of projects started in prior years and the lack of new starts in 2008. Due to current economic conditions and tight capital markets, the Company does not anticipate the start of new development projects in the near term. In the absence of further cost reductions, the lack of new starts will result in lower capitalized costs to development projects and higher net investment and development expenses in future periods.
Impairment, severance and other charges in 2008 included severance charges of $2,238 associated with the elimination of certain property management, corporate and development positions in the third quarter of 2008. The severance charges resulted from decisions to reduce the Company’s personnel costs after the conclusion of the strategic review process conducted in the first six months of 2008. The workforce reductions began in the second quarter of 2008. The Company may record additional severance charges in the fourth quarter of 2008 or in future periods, depending on market conditions and the Company’s business plans. See note 8 to the consolidated financial statements for further discussion. Additionally, the Company recorded estimated casualty losses

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
of approximately $2,764 in the third quarter of 2008, related to damage sustained at the Company’s Houston, Texas properties from Hurricane Ike in September 2008. The Company currently estimates that these losses will be below its insured wind storm deductible.
Interest expense included in continuing operations increased $813 or 7.6% from 2007 to 2008. The increased expense amounts between periods primarily reflects increased expense of approximately $508 associated with the amortization of accumulated other comprehensive losses from hedging arrangements due to the ineffectiveness of the Company’s interest rate swap arrangement in the third quarter of 2008. In addition, interest expense under the Company’s taxable FNMA variable rate debt (the hedged debt) and associated swap arrangement increased approximately $129 primarily due to the turmoil in short-term credit markets resulting from deteriorating global capital market conditions in the third quarter of 2008. Interest capitalization remained essentially flat between periods. Interest capitalization is expected to decrease in the fourth quarter of 2008 due to the cessation of interest capitalization on five pre-development projects that are no longer probable of starting in the near term. The Company expects interest expense in the fourth quarter of 2008 to be higher than the fourth quarter of 2007 due to the amortization discussed herein, the increased interest costs of the FNMA variable rate debt, the cessation of interest capitalization on five pre-development projects that are no longer probable of starting in the near term and the increased interest expense associated with a new secured, fixed rate borrowing that closed early in the fourth quarter of 2008. Interest expense included in discontinued operations decreased from $2,565 in 2007 to $1,776 in 2008 primarily due to interest expense associated with nine communities classified as held for sale or sold in 2008 compared to twelve communities classified as held for sale or sold in 2007.
Equity in income of unconsolidated real estate entities decreased $142 or 35.3% from 2007 to 2008. The decrease was primarily due to increased interest expense at two of the unconsolidated entities that refinanced debt during the third quarter of 2008 at both higher principal amounts and higher interest rates.
Other income (expense), net in 2008 primarily related to non-cash income related to the mark-to-market of the Company’s interest rate swap arrangement of $663 due to the ineffectiveness of the interest rate swap arrangement during the third quarter of 2008. Other expenses in 2008 and 2007 related to estimated state franchise and other income taxes.
Annually recurring and periodically recurring capital expenditures from continuing operations increased $424 or 11.1% from 2007 to 2008. The increase in annually recurring capital expenditures of $326 primarily reflects an increase related to amenity and breezeway upgrades of $98, appliance expenditures of $107 as well as the general timing of expenditures between periods. The increase in periodically recurring capital expenditures of $98 primarily reflects increased costs associated with the Company’s “resident design center program,” of $368 as well as capital expenditures for water penetration issues at one community of approximately $674, offset by reduced expenditures associated with one community under rehabilitation in 2007 of $282, one community contributed to an unconsolidated entity in late 2007 of $192 as well as reduced access upgrade expenditures at several communities between years. The resident design center program offers certain residents selected unit enhancements (principally appliance upgrades, granite counter tops, closet organizers, wood flooring and wood blinds) in return for increased rental revenues. The resident design center program started in late 2007 with a more significant roll out in 2008. Capital expenditures related to this program are expected to continue for the remainder of 2008.
Fully Stabilized Communities
Rental and other revenues increased $449 or 0.9% from 2007 to 2008. This increase resulted from a 1.0% increase in the average monthly rental rate per apartment unit. This increase in average rental rates resulted in a revenue increase of approximately $474 between years. Average economic occupancy levels remained relatively flat at 95.3% between years. The occupancy change between periods resulted in higher vacancy losses of $12 in 2008. Other property revenues decreased $12 due primarily to slightly higher net concessions between years of $67 and lower leasing fees of $115 offset by higher utility reimbursements of $170. Overall, the revenue performance of the operating portfolio in the third quarter of 2008 reflected moderate, yet declining, market conditions (see “Company Overview” and “Outlook” where discussed further). The Company continues to focus on maximizing rental rates in 2008 while also maintaining a rental rate structure that enables average occupancy rates to remain at mid-90% levels. See the “Outlook” section below for an additional discussion of trends for the fourth quarter of 2008.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $72 or 0.3% from 2007 to 2008. This increase was primarily due to increased property tax expenses of $205 or 3.0% and increased utility expenses of $266 or 9.3%, offset by decreased maintenance expenses of $231 or 8.6% and decreased insurance expenses of $208 or 18.0%. Property tax expenses increased due to increased accrual rates in 2008 resulting from actual and expected tax increases in 2008. Utility expenses increased due to generally higher utility rates and due to the expiration in early 2008 of a favorable pricing program in Texas. Maintenance expenses decreased due to the timing of the expenses, primarily painting, between years. For the full year of 2008, the Company expects exterior painting expenses to be somewhat higher compared to 2007. Insurance expenses decreased primarily due

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
to lower property insurance costs resulting from lower property insurance rates on the renewal of the Company’s polices in the second quarter of 2008.
Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007
The Operating Partnership reported a net loss attributable to common unitholders of $1,037 for the nine months ended September 30, 2008 compared to net income available to common unitholders of $95,098 for the nine months ended September 30, 2007. The Company reported a net loss attributable to common shareholders of $1,029 for the nine months ended September 30, 2008 compared to net income available to common shareholders of $93,729 for the nine months ended September 30, 2007. As discussed below, the decrease between periods primarily reflects reduced gains on sales of apartment communities, in both continuing and discontinued operations, and land parcels of $50,381 between years and strategic review, impairment, severance and other costs of $42,463 in 2008.
Rental and other revenues from property operations increased $4,610 or 2.4% from 2007 to 2008 primarily due to increased revenues from the Company’s fully stabilized communities of $3,178 or 2.1%, increased revenues of $2,873 or 56.4% from communities that achieved full stabilization in 2007, increased revenue from development, rehabilitation and lease-up communities of $2,004 or 16.8% and increased revenues from acquired communities of $3,210, offset by reduced revenues from condominium conversion and other communities of $7,860. The revenue increase from fully stabilized communities is discussed more fully below. The revenue increase from communities that achieved full stabilization in 2007 reflects two communities that were fully stabilized for 2008 compared to the communities being in lease up and under rehabilitation for 2007. The revenue increase from development, rehabilitation and lease-up communities reflects the lease-up of two communities and one community expansion in late 2007 and early 2008. The revenue increase from acquired communities reflects the Company’s acquisition of one community in July 2007. The revenue decrease from condominium conversion and other communities was due primarily to the transfer and sale of a 75% interest in three communities to an unconsolidated entity in mid to late 2007 and to a lesser extent the reduction of leased units as units were vacated for conversion and sale throughout 2008 and 2007.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,772 or 2.9% from 2007 to 2008 primarily due to increases from fully stabilized communities of $2,144 or 3.6%, from development, rehabilitation and lease-up communities of $2,433 or 41.2% and from acquisition communities of $1,518, offset by reduced expenses from condominium conversion and other communities of $3,487 or 94.2%. The expense increase from stabilized communities is discussed below. The expense increase from development, rehabilitation and lease-up communities reflects the lease-up of two communities and one community expansion in late 2007 and early 2008. The expense increase from acquisition communities reflects nine months of expenses in 2008 from the community acquired in July 2007. The expense decrease from condominium conversion and other communities primarily reflects the reduced expenses from the transfer and sale of a 75% interest in three communities to an unconsolidated entity in mid to late 2007.
For the nine months ended September 30, 2008, gains on real estate assets in discontinued operations included a gain of $25,831 from the sale of two apartment communities containing 393 apartment units. For the nine months ended September 30, 2007, gains on sales of real estate assets in continuing operations included a 75% proportionate gain of $55,300 related to the transfer and sale of a 75% interest in two communities to an unconsolidated entity as well as $3,938 from the sales of land sites. Gains on real estate assets in discontinued operations for the nine months ended September 30, 2007 included a gain of $16,974 from the sale of one apartment community containing 182 apartment units. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund new investment activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.
For the nine months ended September 30, 2008 and 2007, gains on sales of real estate assets from condominium sales activities represented net gains of $2,227 and $12,758, respectively. As discussed in the consolidated financial statements, net condominium gains of $2,227 and $12,268 in 2008 and 2007, respectively, were included in continuing operations. The decrease in aggregate condominium gains between periods primarily reflects the sales of 37 units at condominium conversion communities in 2008 compared to 83 in 2007, and 53 units sold in 2008 compared to 91 units sold in 2007 for newly developed communities. Additionally, the decrease in condominium profits between periods reflects lower revenue and profit margin expectations in 2008, including the negative impact of adjusting such expectations in the second and third quarters of 2008. Lower revenues and profit margins were driven primarily by the slowing residential housing market in 2008 resulting from tighter credit markets, an over supply of condominium units and softening general economic conditions. The Company expects gains (losses) on condominium sales activities to continue at a slow pace for the remainder of 2008 as the backlog of condominiums under contract continues to be low and due to a further tightening of credit market conditions in an already slow for-sale housing market as well as a significant expected decline in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
overall U.S. economic activity. See the “Outlook” section below for a discussion of expected condominium sale closings at the Company’s condominium communities.
Depreciation expense increased $380 or 0.9% from 2007 to 2008, primarily due to increased depreciation of $1,094 related to development and lease-up communities as apartment units were placed in service in late 2007 and early 2008, increased depreciation of $232 related to communities that stabilized in 2007 and $902 related to one community acquired in 2007. These increases were partially offset by a reduction in depreciation expense of approximately $466 between periods due to the acceleration of depreciation related to the retirement of six apartment units and certain enclosed garages at a Florida community in order to accommodate an expansion of the community in 2007, reduced depreciation of $1,155 resulting from the contribution of three communities into an unconsolidated entity in mid to late 2007 and decreased depreciation of $284 at commercial properties due to prior year accelerated depreciation of tenant improvements at certain properties resulting from early terminations.
General and administrative expenses decreased $903, or 5.6%, from 2007 to 2008 primarily due to reduced corporate governance and legal expenses of $499 due to the timing of expenses between years and due to generally lower corporate recurring legal costs during the Company’s concluded strategic review process, reduced executive incentive compensation accruals and reduced accruals for certain employee award programs that were eliminated as part of the Company’s initiative to reduce expenses.
Investment and development expenses decreased $864 or 15.7% from 2007 and 2008. In 2008, the Company’s development personnel and other costs increased $962 over 2007, as the Company expanded its development pipeline in three regional markets. These cost increases were offset by $1,826 of increased capitalization of development personnel to increasing development activity commencing in 2007 and continuing into 2008. In the absence of cost reductions, the lack of new starts will result in lower capitalized costs to development projects and higher net investment and development expenses in future periods.
Impairment, severance and other charges in 2008 included non-cash impairment charges of approximately $28,947 attributable to the cessation of current development activities associated with four pre-development projects which were written down to their estimated fair market values, as well as the write off of capitalized pursuit costs associated with abandoned projects. Impairment, severance and other charges in 2008 also included severance charges of $2,591 associated with the elimination of certain employment positions in the second and third quarters of 2008. The impairment and severance charges resulted from decisions to reduce the Company’s development pipeline and personnel costs after an evaluation of its current pipeline in light of difficult market conditions and upon the conclusion of a strategic review process in the first six months of 2008. The Company could record additional severance charges in the fourth quarter of 2008 or in future periods depending on market conditions and the Company’s business plans. See note 8 to the consolidated financial statements for further discussion. Additionally, the Company recorded estimated casualty losses of approximately $2,764 in the third quarter of 2008, related to damage sustained at the Company’s Houston, Texas properties from Hurricane Ike in September 2008. The Company currently estimates that these losses will be below its insured wind storm deductible.
Strategic review costs in 2008 of $8,161 were a result of the Company’s formal process to pursue a possible business combination or sale transaction. These costs generally consist of legal, financial and other costs. The Company’s Board of Directors ended the process in June 2008 due to the increasingly difficult market environment as well as a lack of definitive proposals.
Interest expense included in continuing operations decreased $827 or 2.5% from 2007 to 2008. The decreased expense amounts between periods primarily reflect increased interest capitalization on the Company’s development projects of $887 between periods. Interest capitalization is expected to decrease in the fourth quarter of 2008 due to the cessation of interest capitalization on five pre-development projects that are no longer probable of starting in the near term. Interest expense included in discontinued operations decreased from $7,456 in 2007 to $5,697 in 2008 primarily due to interest expense associated with nine communities classified as held for sale or sold in 2008 compared to twelve communities classified as held for sale or sold in 2007. The Company expects interest expense in the fourth quarter of 2008 to be higher than the fourth quarter of 2007 due to the amortization of an ineffective interest rate swap arrangement (see note 6 to the consolidated financial statements), the increased interest costs of the FNMA variable rate debt due to the volatility of the variable interest rate under this debt caused by current credit market conditions, the cessation of interest capitalization on five pre-development projects that are no longer probable of starting in the near term and the increased interest expense associated with a new secured, fixed rate borrowing that closed early in the fourth quarter of 2008.
Equity in income of unconsolidated real estate entities decreased $135 or 11.1% from 2007 to 2008. The decrease was primarily due to increased interest expense at two of the unconsolidated entities that refinanced debt during the third quarter of 2008 at both a higher principal amounts and higher interest rates as well as by the cessation of earnings from the unconsolidated entity that was selling condominium conversion units in 2007.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
Other income (expense), net for 2008 primarily related to non-cash income related to the mark-to-market of the Company’s interest rate swap arrangement of $663 due to the ineffectiveness of the swap in the third quarter of 2008. Other expenses in 2008 and 2007 related to estimated state franchise and other income taxes. Franchise taxes are associated with margin-based taxes in Texas that were effective in 2007.
Annually recurring and periodically recurring capital expenditures from continuing operations decreased $230 or 1.8% from 2007 to 2008. The increase in annually recurring capital expenditures of $199 primarily reflects an increase in expenditures of $322 primarily related to amenity and breezeway upgrades as well as generally higher appliance, landscape and pool upgrade expenditures due to the timing of such expenditures between years, partially offset by a decrease in expenditures at three communities that were contributed to an unconsolidated entity in mid to late 2007. The decrease in periodically recurring capital expenditures of $429 primarily reflects decreased costs associated with non-revenue generating capital expenditures at one community incurred in conjunction with the Company’s rehabilitation of the community in 2007 (approximately $2,240), reduced expenditures at three communities contributed to unconsolidated entities in 2007 of approximately $418 and reduced expenditures for access upgrades at several communities between years. These decreases were offset by increased capital expenditures for “resident design center” costs of $1,341 as well as capital expenditures for water penetration issues at one community of approximately $1,371. The “resident design center” program offers certain residents selected unit enhancements (principally appliance upgrades, granite counter tops, closet organizers, wood flooring and wood blinds) in return for increased rental revenues. This program started in late 2007 with a more significant roll out in 2008. Capital expenditures related to this program are expected to continue for the remainder of 2008.
Fully Stabilized Communities
Rental and other revenues increased $3,178 or 2.1% from 2007 to 2008. This increase resulted from a 2.1% increase in the average monthly rental rate per apartment unit. The increase in average rental rates resulted in a revenue increase of approximately $3,009 between years. Average economic occupancy remained relatively flat at 94.5% between periods. The occupancy change between periods resulted in higher vacancy losses of $194 in 2008. Other property revenues increased $363 due primarily to higher utility reimbursements offset by slightly higher net concessions between years of $248. Overall, the revenue performance of the operating portfolio for the first nine months of 2008 reflected moderate, yet declining, market conditions (see “Company Overview” and “Outlook” where discussed further). Average occupancy levels have remained generally consistent between years. The Company continues to focus on maximizing rental rates in 2008 while also maintaining a rental rate structure that enables average occupancy rates to remain at mid-90% levels. See the “Outlook” section below for an additional discussion of trends for the fourth quarter of 2008.
Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,144 or 3.6% from 2007 to 2008. This increase was primarily due to increased property tax expenses of $883 or 4.3%, increased maintenance expenses of $487 or 6.9%, increased utility expenses of $541 or 7.0% and increased personnel costs of $302 or 2.4%. Property tax expenses increased due to increased accrual rates in 2008 resulting from actual and expected tax increases in 2008. Maintenance expenses increased primarily due to higher interior and exterior painting costs, partially due to the timing of the expenses between years. For the full year of 2008, the Company expects exterior painting expenses to be somewhat higher compared to 2007. Utility costs increased primarily due to generally higher utility rates and due to the expiration in early 2008 of a favorable pricing program in Texas. Personnel costs increased primarily due to annual salary increases effective in January each year.
Discontinued Operations
In accordance with SFAS No. 144, the operating results and gains and losses on property sales of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations. For the nine months ended September 30, 2008, income from discontinued operations included the results of operations of one apartment community, containing 143 units, through its sale date in January 2008, one apartment community, containing 250 units, through its sale date in August 2008 and the results of operations of seven apartment communities classified as held for sale in 2008. For the nine months ended September 30, 2007, income from discontinued operations included the results of operations of the seven apartment communities held for sale at September 30, 2008, the apartment communities sold in 2008 and a condominium conversion community and three apartment communities sold in 2007. The revenues and expenses of discontinued operations are summarized in note 2 to the consolidated financial statements. The gains on sales of real estate assets between periods reflect the timing and size of the communities and for-sale condominiums sold. For the three and nine months ended September 30, 2008, the Company recognized net gains of $23,520 and $25,831, respectively, from the sales of one apartment community in the first quarter of 2008 and another in the third quarter of 2008. For the nine months ended September 30, 2007, the Company recognized net gains of $16,974 from the sale of one apartment community and net gains of $179 from a condominium conversion community included in discontinued operations that sold out in the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
first quarter of 2007 and from a reduction of $311 warranty accruals at a second conversion community. These gains are discussed in note 2 to the consolidated financial statements.
As discussed under “Liquidity and Capital Resources,” the Company expects to continue to market for sale real estate assets as part of its overall investment strategy and to provide additional liquidity for both development activities and operations. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from period to period. Additionally, should the Company change its expectations regarding the holding period for certain assets or decide to classify certain assets as held for sale, this could cause the Company to recognize impairment losses in future periods if the carrying value of these assets is not deemed recoverable.
Outlook
Statements made below may constitute “forward-looking statements” within the meaning of the federal securities laws, and are based on current apartment market and general economic conditions and litigation and other risks as outlined in the section titled “Disclosure Regarding Forward-Looking Statements” above.
The Company’s outlook for the fourth quarter of 2008 is based on the expectation that apartment market fundamentals will begin to decline compared to 2007 and the first three quarters of 2008, as a result of declining job growth expectations and a significant slow down in overall U.S. economy. Additionally, the Company continues to expect increased rental competition from the rental of excess for-sale condominiums and single family inventories in some of its markets.
Rental and other revenues from fully stabilized communities are expected to decrease modestly in the fourth quarter of 2008, compared to the fourth quarter of 2007, driven by modest reductions in rental rates and occupancy levels. Operating expenses of fully stabilized communities are expected to increase in the fourth quarter of 2008, compared to 2007. Other than general inflationary increases, the Company expects property taxes to increase at higher rates. As a result, management expects fully stabilized community net operating income to decline moderately in the fourth quarter of 2008 compared to 2007. If the U.S. economy has entered into a recession and economic conditions worsen, rental revenues and net operating income could be adversely affected and reflect year over year declines.
Management expects interest expense to increase in the fourth quarter of 2008, compared to 2007, generally due to lower interest capitalization resulting from deferral of substantive activities on its pre-development pipeline as well as secured debt issued in October 2008, the proceeds of which were partly invested in cash equivalents. Management also expects general and administrative expenses and property management expenses to be modestly lower in the fourth quarter of 2008, compared to 2007, due to workforce reductions and expense reduction initiatives that began late in the second quarter of 2008. The Company may record additional severance charges in future periods, depending on market conditions and the Company’s business plans.
The Company sold one apartment community for gross proceeds of approximately $52,750 in October 2008, which will result in a net gain of approximately $37 million recorded in the fourth quarter of 2008. As discussed above, the Company also continues to market for sale six other apartment communities; although, based on current market conditions, there can be no assurance that these assets will be sold. The Company, through a taxable REIT subsidiary, also continues to market for-sale condominium homes in four communities, although there can be no assurance that such sales will close. As sales close, the Company expects to realize net accounting gains in the fourth quarter of 2008 from apartment community and condominium sales. In addition, should the Company refinance certain indebtedness, it may result in prepayment penalties and other charges being recorded in the fourth quarter of 2008.
As discussed above, the Company has deferred substantive activities on its pre-development pipeline and management believes that the timing of future development starts will depend largely on the stabilization of capital market conditions and the U.S. economy. Until such time as substantive development activities on its pre-development pipeline re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future development or sale (primarily interest and real estate tax expenses).
Liquidity and Capital Resources
The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
The Company’s net cash flow from operating activities increased from $78,214 for the first nine months of 2007 to $79,318 in the first nine months of 2008 primarily due to favorable changes in the working capital components (primarily larger increases in accounts

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
payable and accrued expenses due to the timing of payments between periods as well as the accrual of severance and hurricane casualty losses in 2008) included in operating activities, offset somewhat by the payment of strategic review costs of approximately $7,500 in 2008. The Company expects cash flows from operating activities to be lower for the full year of 2008 compared to 2007 primarily given the strategic review costs incurred to date and the expected costs associated with employee severance arrangements, hurricane casualty losses and the expected moderate decline in the operating performance of the Company’s fully stabilized properties.
Net cash flows from investing activities decreased from net cash used of $54,221 in the first nine months of 2007 to net cash provided of $167 in the first nine months of 2008 primarily due to reduced spending on investment and development activities in 2008 resulting from reduced acquisitions of land for development and the 2007 acquisition of an apartment community for approximately $75,500. The reduced expenditures were partially offset by reduced net proceeds of real estate asset sales in 2008 as well as reduced distributions from unconsolidated entities in 2008. Proceeds from sales of real estate assets were higher in 2007 primarily due to the sales of an apartment community, a 75% interest in two apartment communities and land sites in 2007 compared to the sale of two apartment communities and the collection of net cash proceeds of approximately $67,000, held by an exchange intermediary at December 31, 2007, in 2008. Distributions from unconsolidated entities were higher in 2007 due to distributions made to the Company upon formation of an unconsolidated entity in May 2007. For the remainder of 2008, the Company expects its development spending to increase as it completes its existing development projects. Future development starts will be dependant on market conditions and the availability of joint venture equity and construction financing. As of September 30, 2008, the Company had seven apartment communities held for sale as well as condominium units for sale. The Company currently plans to principally reinvest the proceeds from these sales in its development communities, repay debt and provide additional liquidity for general corporate purposes; although, there can be no assurance that proceeds will be realized or used for these intended purposes.
Net cash flows used in financing activities increased from $25,013 in the first nine months of 2007 to $86,699 in the first nine months of 2008 primarily due to larger net borrowings in 2007 to fund acquisition related activities. For the remainder of 2008, the Company expects that its outstanding debt may increase modestly, depending on the level of potential asset sales, principally to fund the expected increase in development activity discussed above.
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
Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring, periodically recurring and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time.
For the nine months ended September 30, 2008, the Company’s net cash flow from operations, reduced by annual operating capital expenditures and for favorable changes in the working capital components of operating cash flow, was not sufficient to fully fund the Company’s current level of dividend payments to common and preferred shareholders by approximately $18,000, including the impact of costs associated with the recently concluded strategic review process. The Company used line of credit borrowings and proceeds from asset sales to fund the additional cash flow necessary to satisfy the Company’s quarterly dividend to common shareholders of $0.45 per share. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.
The Company’s quarterly dividend payment rate to common shareholders has been $0.45 per share for each quarter of 2008. At this dividend rate, the Company expects that net cash flows from operations reduced by annual operating capital expenditures will not be sufficient to fund the dividend payments to common and preferred shareholders. To the extent the historical dividend is maintained, the Company would intend to use primarily line of credit borrowings and the proceeds from apartment community and condominium sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The primary factors leading to the shortfall are the negative cash flow impact of sales of operating communities (discussed below) and the short-term negative impact of apartment rehabilitation and lease-up activities and strategic review costs incurred in connection with the Company’s recently concluded strategic review process, no longer underway, to seek a potential sale of the Company. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained in future periods.
The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s revolving lines of credit as of October 31, 2008 was created primarily through the Company’s asset sales program and secured financings. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating communities, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities. As previously discussed, the Company’s strategy is to pursue construction loan financing and joint venture equity to fund future development starts that are in pre-development. At present, the Company has deferred substantive activities on its pre-development pipeline and management believes that the timing of future development starts will depend largely on the stabilization of capital market conditions and the U.S. economy, which it believes will influence conditions in employment and the local real estate markets, the Company’s ability to generate asset sales proceeds and its ability to attract potential construction loan financing and joint venture equity to fund future development.
As previously discussed, the Company intends to use the proceeds from the sale of operating communities and condominium homes, availability under its unsecured revolving lines of credit, debt financing and joint venture arrangements as the primary source of capital to fund its current and future development and acquisition expenditures. The Company has instituted an active asset sale and capital recycling program as a means to fund its on-going community development and acquisition program. In the first nine months of 2008, the Company generated net proceeds of approximately $57,279 from the sales of two apartment communities, and has sold another apartment community in October which generated net proceeds of approximately $52,236. The Company is currently marketing for sale three Atlanta, Georgia communities, two New York City communities and one greater Washington D.C. community as well as condominium homes. Current deteriorating conditions in the global capital markets and the U.S. economy may adversely affect the Company’s ability to sell assets. As previously discussed, the Company currently expects to use asset sale proceeds to fund its committed investments, repay debt, pay potential special dividends, if necessary, or possibly to repurchase shares of its stock. There can be no assurance that assets will be sold, gross proceeds will be realized or used for the purposes intended.
In August 2008, two unconsolidated entities completed the refinancing of their mortgage notes that were scheduled to mature in late in 2008 and in 2009. For the fourth quarter of 2008, the Company has no remaining scheduled maturities of consolidated unsecured or secured indebtedness. In 2009, principal payments under amortizing debt arrangements plus scheduled debt maturities total approximately $76,618. In addition, in July 2009, the Company’s interest rate swap arrangement expires relating to the $92,275 in outstanding FNMA taxable bonds that mature in 2029. At that time, the Company will be required to replace the existing interest rate swap with a new interest rate hedge arrangement with a 5-year term. As of that same date, the Company also has the option of pre-paying the FNMA loan.
At September 30, 2008, the Company had approximately $125,882 borrowed under its $630,000 combined unsecured line of credit facilities. The credit facilities mature in April 2010, but the $600,000 facility contains a one-year extension to April 2011 at the Company’s option. The terms, conditions and restrictive covenants associated with the Company’s lines of credit facilities are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s credit facility arrangements at September 30, 2008.
As of September 30, 2008, the Company’s aggregate pipeline of development projects under construction totaled approximately $541,500 (including the Company’s share, net of joint venture partner interests, of $507,200). As of the same date, approximately $266,700 of estimated construction costs remained to be funded by the Company (or approximately $219,000, excluding committed construction loan financing and escrow deposits held by the construction lender).
Subsequent to quarter end, in October 2008, the Company closed six, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $184,683, require fixed, interest-only, payments at 6.09% and mature in six years in November 2014. The mortgage loans are also pre-payable without penalty beginning after October 2012. In addition, the Company closed the sale of one apartment community as discussed above. The net proceeds of these transactions were used to pay down the Company’s unsecured lines of credit and to invest in short-term cash equivalents.
As of October 31, 2008, outstanding borrowings on the Company’s combined $630,000 lines of credit totaled approximately $29,600, and available cash equivalents totaled approximately $110,000. Management believes that it will have adequate capacity under its revolving lines of credit together with available cash and cash equivalents to execute its near-term business plan and meet its short-term liquidity requirements as discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
Stock Repurchase Program
In the fourth quarter of 2006, the Company’s board of directors adopted a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock at market prices from time to time until December 31, 2008. During the first nine months of 2008, the Company did not repurchase any shares under this program. During 2007, the Company repurchased 83 shares of common stock totaling approximately $3,694 under this program.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
Acquisition of assets and community development and other capitalized expenditures for the three and nine months ended September 30, 2008 and 2007 are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
New community development and acquisition expenditures (1)	$35,893	$175,921	$116,506	$242,541
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	4,603	3,440	12,554	10,646
Other community additions and improvements (3)	1,783	1,756	5,114	5,623
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	2,953	2,735	8,592	8,815
Corporate additions and improvements	191	324	613	1,932

	$45,423	$184,176	$143,379	$269,557

Other Data
Capitalized interest	$2,875	$2,864	$9,546	$8,659

Capitalized development and associated costs (5)	$1,247	$1,264	$4,575	$2,749

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.

(2)	Represents expenditures for major community rehabilitations and other unit upgrade costs that enhance the rental value of such units.

(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.

(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.

(5)	Reflects internal personnel and associated costs capitalized to construction and development activities.
The Company is currently undertaking substantial renovations and re-leasing of two apartment communities, Post Peachtree Hills® in Atlanta, Georgia and Post Heights™ in Dallas, Texas, containing a total of 668 units. The total projected rehabilitation capital cost of these projects is approximately $21,300. The Company believes that the long-term value of these communities will be enhanced as a result of the renovations; however, operating results at these communities is affected negatively by increased vacancy during the renovation period. The renovation of these communities began earlier in 2008. As of September 30, 2008, the Company had completed the renovation of 298 units (44.6% of the total) at these communities.
In addition, the Company is underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. At this early stage of the process, the Company has preliminarily determined that varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio containing a total of approximately 11,000 units. The Company preliminarily estimates that the aggregate cost of this initiative could be in the range of $40,000 to $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. The work is currently expected to be completed between now and the end of 2010 and may include, but not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. There can be no assurance that the scope of work or the Company’s preliminary estimates of costs will not change in the future. The component cost of the remediation, improvements and replacements will either be capitalized or expensed as incurred in accordance with the Company’s normal accounting policy for capitalization of fixed assets (see “Capitalization of Fixed Assets and Community Improvements” above for further discussion). In addition, as a result of the scope of this work, if the Company should be required to retire existing components of fixed assets on its consolidated balance sheet, it could result in acceleration of depreciation or other charges in subsequent periods relating to the undepreciated portion of these components. At this early stage of the process, however, it is not possible to estimate the potential impact on the Company’s financial position and results of operations in subsequent periods other than as discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
Current Development Activity
At September 30, 2008, the Company had five communities containing 1,736 apartment units and 276 for-sale condominiums in two communities under development. These communities are summarized in the table below ($ in millions).

									Costs
								Company	Incurred
		Number			Company		Estimated	Share of	as of
Community	Location	of Units		Retail Sq. Ft.	Ownership		Cost	Est. Cost	09/30/08
									(Company Share)
Apartments:
Post Alexander™	Atlanta, GA	307		—	100%		$59.4	$59.4	$56.2
Post Eastside™	Dallas, TX	435		37,900	100%		56.7	56.7	40.9
Post Frisco Bridges™	Dallas, TX	269		29,000	100%		41.3	41.3	18.8
Post Park®	Wash. DC	396		1,700	100%		84.7	84.7	37.0
Post West Austin™	Austin, TX	329		—	100%		53.2	53.2	25.8

Total Apartments		1,736		68,600			$295.3	$295.3	$178.7

Condominiums:
The Ritz-Carlton Residences, Atlanta, Buckhead (4)	Atlanta, GA	129	(5)	—	62.5	%(4)	$112.7	$78.4	$26.9
Four Seasons Residences	Austin, TX	147	(5)	8,000	100%		133.5	133.5	35.8

Total Condominiums		276		8,000			$246.2	$211.9	$62.7

			Estimated
	Quarter	Quarter of	Quarter of		Units
	of Const.	First Units	Stabilized	Units	Under	Units
Community	Start	Available	Occupancy(1)	Leased(2)	Contract(3)	Closed(2)
Apartments:
Post Alexander™	2Q 2006	1Q 2008	2Q 2009	143	N/A	N/A
Post Eastside™	4Q 2006	2Q 2008	4Q 2009	107	N/A	N/A
Post Frisco Bridges™	3Q 2007	1Q 2009	2Q 2010	—	N/A	N/A
Post Park®	4Q 2007	1Q 2009	3Q 2010	—	N/A	N/A
Post West Austin™	4Q 2007	1Q 2009	1Q 2010	—	N/A	N/A

Total Apartments				250

Condominiums:
The Ritz-Carlton Residences, Atlanta, Buckhead (4)	3Q 2007	4Q 2009	N/A	N/A	—	—
Four Seasons Residences	1Q 2008	4Q 2009	N/A	N/A	60	—

Total Condominiums					60	—

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.

(2)	As of October 27, 2008.

(3)	As of October 27, 2008, represents the total number of units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium units under contract will close.

(4)	The amounts reflected for this project represent the condominium portion of a mixed-use development currently being developed in an entity owned with other third-party developers. The condominium portion of the project is owned through a joint venture with an Atlanta-based condominium development partner and is branded as The Ritz-Carlton Residences, Atlanta, Buckhead. See note 3 to the consolidated financial statements for further information related to this venture.

(5)	Due to the combination of certain contiguous units, the aggregate unit count was reduced from 137 to 129 units for the Ritz-Carlton Residences and 168 units to 147 units for the Four Seasons Residences.
After an evaluation of its development pipeline and market conditions in the second quarter of 2008, the Company decided to defer further activities on four of its development projects: Allen Plaza I in Atlanta, Georgia, the third phase of Post Lake® at Baldwin Park in Orlando, Florida, Post Soho Square™ in Tampa, Florida, and Post Walk® at Citrus Park Village in Tampa, Florida which is also currently held for sale. The Company also decided to abandon the pursuit of its Post Plaza South™ development project in Charlotte, North Carolina and to terminate its purchase contract to acquire that site. The total projected development costs of these projects totaled more than $430,000. As a result of these decisions, the Company recognized non-cash impairment charges of approximately $28,947 for the nine months ended September 30, 2008 attributable to the substantial cessation of these development activities, specifically to write down these projects to their estimated fair market values as well as to write off capitalized pursuit costs associated with certain abandoned projects.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
In response to deteriorating conditions in the global capital markets and the U.S. economy discussed above, the Company has also deferred substantive activities on its pre-development pipeline totaling six projects, including: Post South Lamar™ in Austin, Texas, Post Morningside™ in Charlotte, North Carolina, Post Midtown Square® III and Post Richmond™ in Houston, Texas, Post Parkside™ at Wade I in Raleigh, North Carolina and Post Carlyle Square™ II in Alexandria, Virginia. The total projected development costs of these projects totaled approximately $380,000. At present, management believes that the timing of future development starts will depend largely on the stabilization of capital market conditions and the U.S. economy, which it believes will influence conditions in employment and the local real estate markets, the Company’s ability to generate asset sales proceeds and its ability to attract potential construction loan financing and joint venture equity to fund future development. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future development or sale.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
A reconciliation of net income (loss) available to common shareholders and unitholders to FFO is provided below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss) available to common shareholders	$25,167	$9,140	$(1,029)	$93,729
Minority interest of common unitholders — continuing operations	(14)	41	(298)	923
Minority interest in discontinued operations (1)	212	66	290	446
Depreciation on consolidated real estate assets	14,569	16,306	45,851	49,319
Depreciation on real estate assets held in unconsolidated entities	347	322	1,042	822
Gains on sales of real estate assets	(23,996)	(5,372)	(28,058)	(85,031)
Incremental gains on condominium sales, net of Incremental gains (losses) on condominium sales (2)	(149)	3,376	(393)	6,540
Gains on sales of real estate assets — unconsolidated entities	—	(8)	—	(171)
Incremental gains on condominium sales — unconsolidated entities (2)	—	4	—	92

Funds from operations available to common shareholders and unitholders (3)	$16,136	$23,875	$17,405	$66,669

Weighted average shares outstanding — basic	44,047	43,524	43,976	43,452
Weighted average shares and units outstanding — basic	44,340	44,133	44,306	44,087
Weighted average shares outstanding — diluted (4)	44,182	44,101	44,251	44,166
Weighted average shares and units outstanding — diluted (4)	44,475	44,709	44,581	44,801

(1)	Represents the minority interest in earnings and gains on properties held for sale and sold reported as discontinued operations for the periods presented.

(2)	For conversion projects, the Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium units exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary. For development projects, gains on condominium sales in FFO are equivalent to gains reported under GAAP.

(3)	For the nine months ended September 30, 2008, FFO included $8,161 of strategic review costs associated with the Company’s initiation of a formal process to pursue a possible business combination or other sale transaction. FFO also included $5,002 and $34,302, respectively, for the three and nine months ended September 30, 2008 for impairment, severance charges. For the nine months ended September 30, 2007, FFO included gains on land sales of $3,938.

(4)	Funds from operations per share were computed using weighted average shares and units outstanding, including the impact of dilutive securities totaling 135 and 275 shares and units for the three and nine months ended September 30, 2008, respectively. Such dilutive securities were antidilutive to the income (loss) per share computations for the nine months ended September 30, 2008 under generally accepted accounting principles for such period.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company’s primary market risk exposure is interest rate risk. At September 30, 2008, the Company had $125,882 of variable rate debt tied to LIBOR and $92,275 of variable rate debt based on a weekly remarketed rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this Interest Rate Sensitivity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.
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

		Average	Average	Expected
Interest Rate Derivatives	Notional Amount	Pay Rate/Cap Rate	Receive Rate	Settlement Date	Fair Value
					Asset (Liab.)
Interest Rate Swap (variable to fixed)	$95,600 amortizing to $90,270	5.21%	1 month LIBOR	7/31/09	$(1,526)

					$(1,526)

As more fully described in note 6 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended and SFAS No. 157. If interest rates under the Company’s floating rate LIBOR-based and weekly remarketed borrowings fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at September 30, 2008, would increase or decrease by approximately $2,181 on an annualized basis.
During the third quarter of 2008, the interest rate swap arrangement, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement for the three months ended September 30, 2008 of $663 was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Company is required to amortize into expense the cumulative unrecognized loss on the interest rate swap of $2,189, previously included in shareholders’ equity, over the remaining life of the swap through 2009. Total amortization expense related to this swap was $508 for the three and nine months ended September 30, 2008.
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
(In thousands, except per share or unit and apartment unit data)
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Fact discovery is mostly completed by both parties, and the parties exchanged affirmative expert reports on July 8, 2008. On August 1, 2008, ERC disclosed an alleged $9 million dollar damages assessment for a portion of the compensatory damages claimed. On August 12, 2008, the Company and the Operating Partnership filed a motion to strike all evidence regarding that new assessment. A hearing on that motion will be held on December 9, 2008. The parties exchanged expert rebuttal reports on October 3, 2008. Expert discovery is scheduled to be completed by November 18, 2008, and the last briefing on dispositive motions is due by February 3, 2009. It is possible that these dates could be further extended. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
ITEM 1A. RISK FACTORS
The credit crisis and a recent rise in mortgage qualification requirements may affect the Company’s financial condition and results of operations.
The current instability and tightening in the credit markets has led to an increase in spreads and pricing of secured and unsecured debt. The effect of a prolonged tightening in the credit markets could negatively impact the Company’s ability to borrow and refinance existing borrowings at acceptable rates or at all. Further, with respect to potential condominium home purchasers, there has been a decrease in the type of mortgage products available and a significant increase in the qualification requirements for new mortgages. The difficulty that potential condominium home buyers may have obtaining financing may result in a significant decrease in demand for the Company’s condominium units, which may materially adversely affect the Company’s operations and financial results, and the duration and severity of the effects are uncertain.
The economic slowdown in the U.S. and the decline in the condominium and single family housing markets have affected and may continue to affect the Company’s financial condition and results of operations.
The significant decline in economic growth, both in the U.S. and globally, in the second half of 2008 has led to the U.S. economy bordering on recession. The trends in both the real estate development industry and the U.S. economy continue to be unfavorable. These trends affect the Company’s for-sale housing revenues as well as its revenues from the Company’s apartment communities. The Company’s apartment communities compete with more affordable apartments in most markets. The Company’s ability to lease its units in these communities at favorable rates, or at all is dependent upon the overall level of spending, which is affected by, among other things, employment levels, recession, personal debt levels, the recent slowdown in the housing market, stock market volatility and uncertainty about the future. The Company may be disproportionately vulnerable to reduced spending arising from this overall downturn than owners of lower cost apartment communities. The rental of excess for-sale condominiums in an already competitive multifamily market may also reduce the Company’s ability to lease its apartment units and depress rental rates in certain markets. The excess in for-sale condominiums in the Company’s markets also affects the Company’s profits in its for-sale condominium business. The market for the Company’s for-sale condominium homes depends on an active demand for new for-sale housing and high consumer confidence. Continuing decline in demand, exacerbated by tighter credit standards for home buyers, has led to an oversupply of new for-sale housing that affects the price at which the Company is able to sell condominium homes and the number of condominium communities that the Company is able to develop in the future. In an effort to reduce its unsold inventory, the Company has implemented reduced pricing programs which have also resulted in lower condominium profits for 2008. The Company cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets continue to be weak or deteriorate further, the pace of condominium sales and closings may continue to be slow for the remainder of 2008 and into 2009.
The Company may not be able to maintain its current dividend level.
The Company’s quarterly dividend payment rate to common shareholders has been $0.45 per share. At this dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures for 2008 would not be sufficient to fund the dividend payments to common and preferred shareholders in the near term. To the extent the historical common stock dividend level is maintained in the fourth quarter of 2008, the Company would intend to use primarily line of credit borrowings and apartment community and condominium sales to fund the additional cash flow necessary to fully fund the dividend payments to common shareholders. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained in future periods.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	through (b) — None

(c)	The following table summarizes the Company’s purchases of its equity securities for the three months ended September 30, 2008 (in thousands, except per share amounts).

			Total Number of
			Shares Purchased as	Approximate Dollar
			Part of Publicly	Value of Shares that May
	Total Number of	Average Price Paid	Announced Plans or	Yet Be Purchased Under
Period	Shares Purchased	Per Share	Programs	the Plans or Programs(1)
July 1, 2008 to July 31, 2008	—	$—	—	$196,300
August 1, 2008 to August 31, 2008	—	—	—	$196,300
September 1, 2008 to September 30, 2008	—	—	—	$196,300

Total	—	$—	—	$196,300

(1)	In the fourth quarter of 2006, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2008.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
ITEM 6. EXHIBITS
Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.
The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated as of March 14, 2008)

4.1(e)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(e)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee

10.1(f)	—	Second Amendment, dated September 8, 2008, to the Amended and Restated Credit Agreement, dated April 28, 2006

10.2(g)	—	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan

10.3(g)	—	Form of Amended and Restated Indemnification Agreement

11.1(h)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed March 20, 2008 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(f)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed September 11, 2008 and incorporated herein by reference.

(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.

(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.
November 7, 2008	By /s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

November 7, 2008	By /s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 7, 2008	By /s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P. By:Post GP Holdings, Inc., its sole general partner
November 7, 2008	By /s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer (Principal Executive Officer)

November 7, 2008	By /s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

November 7, 2008	By /s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(In thousands, except per share or unit and apartment unit data)
EXHIBIT INDEX

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated as of March 14, 2008)

4.1(e)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(e)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee

10.1(f)	—	Second Amendment, dated September 8, 2008, to the Amended and Restated Credit Agreement, dated April 28, 2006

10.2(g)	—	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan

10.3(g)	—	Form of Amended and Restated Indemnification Agreement

11.1(h)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.

(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.

(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.

(d)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed March 20, 2008 and incorporated herein by reference.

(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.

(f)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed September 11, 2008 and incorporated herein by reference.

(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.

(h)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.