Form 10-K
period 2008-12-31
POST APARTMENT HOMES LP; POST PROPERTIES INC
filed 2009-03-02
CIK 1012271, 903127

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2008

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

(Address of principal executive office – zip code)

(404) 846-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
8 1/2% Series A Cumulative Redeemable Preferred Shares, $.01 par value	New York Stock Exchange
7 5/8% Series B Cumulative Redeemable Preferred Shares, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Name of Each Exchange on Which Registered
None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Post Properties, Inc.	Yes	[X	]	No	[	]
Post Apartment Homes, L.P.	Yes	[	]	No	[X	]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Post Properties, Inc.	Yes	[	]	No	[X	]
Post Apartment Homes, L.P.	Yes	[	]	No	[X	]

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Post Properties, Inc.	Yes	[X	]	No	[	]
Post Apartment Homes, L.P.	Yes	[X	]	No	[	]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the shares of common stock held by non-affiliates (based upon the closing sale price on the New York Stock Exchange) on June 30, 2008 was approximately $1,283,234,299. As of February 16, 2009, there were 44,345,163 shares of common stock, $.01 par value, outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer	[X	]	Accelerated Filer [ ]
	Non-Accelerated Filer	[	]	(Do not check if a smaller reporting company)	Smaller Reporting Company	[	]
Post Apartment Homes, L.P.	Large Accelerated Filer	[	]	Accelerated Filer [ ]
	Non-Accelerated Filer	[X	]	(Do not check if a smaller reporting company)	Smaller Reporting Company	[	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	[	]	No	[X	]
Post Apartment Homes, L.P.	Yes	[	]	No	[X	]

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference from the Post Properties, Inc.’s Proxy Statement in connection with its

Annual Meeting of Shareholders.

PART I

ITEM 1.	BUSINESS

The Company

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries, is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2008, approximately 38.9%, 21.0%, 12.6% and 10.4% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. At December 31, 2008, the Company owned 21,189 apartment units in 58 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,736 apartment units in five communities currently under construction and/or in lease-up. The Company is also developing and selling 361 for-sale condominium homes in three communities (including 129 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. The Company is a fully integrated organization with multi-family development, operations and asset management expertise. The Company has approximately 659 employees, 17 of whom are parties to a collective bargaining agreement.

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

The Operating Partnership

The Operating Partnership, through the operating divisions and subsidiaries described below, is the entity through which all of the Company’s operations are conducted. At December 31, 2008, the Company, through wholly-owned subsidiaries, controlled the Operating Partnership as the sole general partner and as the holder of 99.5% of the common units in the Operating Partnership (the “Common Units”) and 100% of the preferred units (the “Perpetual Preferred Units”). The other limited partners of the Operating Partnership who hold Common Units are those persons who, at the time of the Company’s initial public offering, elected to hold all or a portion of their interests in the form of Common Units rather than receiving shares of common stock. Holders of Common Units may cause the Operating Partnership to redeem any of their Common Units for, at the option of the Operating Partnership, either one share of Common Stock or cash equal to the fair market value thereof at the time of such redemption. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption (as has been done in all redemptions to date) rather than paying cash. With each redemption of outstanding Common Units for common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common and preferred stock, the Company will contribute any net proceeds to the Operating Partnership, and the Operating Partnership will issue an equivalent number of Common Units or Perpetual Preferred Units, as appropriate, to the Company.

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

Post Properties, Inc.	1
Post Apartment Homes, L.P.

received Common Units of the Operating Partnership in connection with the Company’s initial public offering. The Company’s indirect limited and general partner interests in the Operating Partnership entitle it to share in cash distributions from, and in the profits and losses of, the Operating Partnership in proportion to the Company’s percentage interest in the Operating Partnership and indirectly entitle the Company to vote on all matters requiring a vote of the Operating Partnership.

As part of the formation of the Operating Partnership, a holding company, Post Services, Inc. (“Post Services”) was organized as a separate corporate subsidiary of the Operating Partnership. Through Post Services and its subsidiaries, the Operating Partnership develops and sells for-sale condominium homes and provides other services to third parties. Post Services is a “taxable REIT subsidiary” as defined in the Internal Revenue Code. The Operating Partnership owns 100% of the voting and nonvoting common stock of Post Services, Inc.

Conclusion of Strategic Process and Strategies to Enhance Shareholder Value

On January 23, 2008, the Company announced that its board of directors had authorized management, working with financial and legal advisors, to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. In the first half of 2008, the Company incurred approximately $8,161 of strategic review costs related to this process. The Board announced on June 25, 2008 that the process had concluded without a business combination or other sale transaction due to the increasingly difficult market environment and a lack of definitive proposals. At that same time, the board reaffirmed its commitment to actively pursue other strategies to enhance shareholder value through the following strategies, in addition to its business strategies discussed later:

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

Since the start of the third quarter of 2008, conditions in the global capital markets and the U.S. economy have continued to deteriorate. The U.S. federal government has nationalized government-sponsored mortgage entities, Fannie Mae and Freddie Mac, and has taken other substantive actions to stabilize U.S. financial institutions, capital markets and the economy. In response to these events, the Company has adjusted the timing of its strategic priorities discussed further below by deferring further substantive activities on its pre-development pipeline and by focusing on maintaining the relative strength of its balance sheet and the liquidity necessary to fund its operations, including its active pipeline of development projects under construction and its near-term debt maturities.

Business Strategy

The Company’s mission is to deliver superior satisfaction and value to its residents, associates and investors, with a vision to be the first choice in quality multi-family living. Key elements of the Company’s business strategy, as may be adjusted from time to time in response to current conditions in the global markets and the U.S. economy discussed later, are as follows:

Investment, Disposition and Acquisition Strategy

The Company’s investment, disposition and acquisition strategy is aimed to achieve a real estate portfolio that has uniformly high quality, low average age properties and cash flow diversification. The Company’s plans to achieve its objectives have included reducing its asset concentration in Atlanta, Georgia, while at the same time, building critical mass in other core markets where it may currently lack the portfolio size to achieve operating efficiencies and the full value of the Post® brand. The Company defines critical mass for this purpose as at least 2,000 apartment units or $200 million of investment in a particular market.

The Company’s plans to achieve its objectives have included selling older and less competitively located properties, and it may also consider selling joint venture interests in some of its core properties, depending on market conditions. The Company expects that this strategy will provide capital to reinvest in new communities in dynamic neighborhoods and may also allow for leveraged returns through joint venture structures that preserve Post® branded property and asset management.

Post Properties, Inc.	2
Post Apartment Homes, L.P.

The Company is focusing on a limited number of major cities and has regional value creation capabilities. The Company has investment and development personnel to pursue acquisitions, development, rehabilitations and dispositions of apartment communities and select multi-family for-sale (condominium) opportunities that are consistent with its market strategy. The Company’s value creation capabilities include the regional value creation teams in Atlanta, Georgia (focusing on the Southeast), Washington, DC (focusing on the mid-Atlantic market and New York, New York) and Dallas, Texas (focusing on the Southwest, currently limited to the Texas market). The Company operates in ten markets as of December 31, 2008. In one of those markets, Raleigh, North Carolina, the Company currently only holds land for future investment and sale and has no operating apartment assets.

Key elements of the Company’s investment and acquisition strategy include instilling a disciplined team approach to development and acquisition decisions and selecting sites and properties in infill suburban and urban locations in strong primary markets that serve the higher-end multi-family consumer. The Company plans to develop, construct and continually maintain and improve its apartment communities consistent with quality standards management believes are synonymous with the Post® brand. New acquisitions will be limited to properties that meet, or that are expected to be repositioned and improved to meet, its quality and location requirements. The Company will generally pursue acquisitions either to rebalance its property portfolio, using the proceeds of asset sales to redeploy capital in markets where critical mass is desired, or to pursue opportunistic purchases on a selective basis where market conditions warrant.

Post® Brand Name Strategy

The Post® brand name has been cultivated for more than 37 years, and its promotion has been integral to the Company’s success. Company management believes that the Post® brand name is synonymous with quality upscale apartment communities that are situated in desirable locations and that provide a high level of resident service. The Company believes that it provides its residents with a high level of service, including attractive landscaping and numerous amenities, including controlled access, high-speed connectivity, on-site business centers, on-site courtesy officers, urban vegetable gardens and fitness centers at a number of its communities.

Key elements in implementing the Company’s brand name strategy include extensively utilizing the trademarked brand name and coordinating its advertising programs to increase brand name recognition. During recent years, the Company implemented new internet-based marketing, started new customer service programs designed to maintain high levels of resident satisfaction and provided employees and residents new opportunities for community involvement, all intended to enhance what it believes is a valuable asset.

Service and Associate Development Strategy

The Company’s service orientation strategy includes utilizing independent third parties to periodically measure resident satisfaction and providing performance incentives to its associates linked to delivering a high level of service and enhancing resident satisfaction. The Company also achieves its objective by investing in the development and implementation of training programs focused on associate development, improving the quality of its operations and the delivery of resident service.

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

Financing and Liquidity Strategy

The Company’s financing and liquidity strategy has been to maintain a strong balance sheet and to maintain its investment grade credit rating. The Company’s plans to achieve its objectives have included generally limiting total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, generally limiting variable rate indebtedness as a percentage of total indebtedness to not more than 25% of aggregate indebtedness, and maintaining adequate liquidity through its unsecured lines of credit. At December 31, 2008, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and its total variable rate indebtedness as a percentage of total indebtedness were below these percentages. In response to conditions in the global capital markets and the U.S. economy, the Company has adapted its financing strategy of managing its balance sheet to stay in front of short-term liquidity requirements, including scheduled debt maturities and remaining development spending, by maintaining substantial unused line capacity and available cash equivalents primarily through additional secured debt financings.

Operating Divisions

The major operating divisions of the Company include Post Apartment Management, Post Investment Group and Post Corporate Services. Each of these operating divisions is discussed below.

Post Properties, Inc.	3
Post Apartment Homes, L.P.

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

Post Investment Group

Post Investment Group is responsible for all development, acquisition, rehabilitation, disposition, for-sale (condominium) and asset management activities of the Company. For development, this includes site selection, zoning and regulatory approvals, project design and construction management. This division is also responsible for apartment community acquisitions as well as property dispositions and strategic joint ventures that the Company undertakes as part of its investment strategy. The division recommends and executes major value added renovations and redevelopments of existing communities.

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

•

Fully stabilized communities - those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during prior year - communities which reached stabilized occupancy in the prior year.

•

Development, rehabilitation and lease-up communities - those communities that are under development, rehabilitation and in lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

•

Condominium conversion and other communities - those portions of existing apartment communities being converted into condominiums and other communities converted to joint venture ownership that are reflected in continuing operations under Statement of Financial Accounting Standards (“SFAS”) No. 144 (see note 1 to the consolidated financial statements).

•	Acquired communities - those communities acquired in the current or prior year.

A summary of segment operating results for 2008, 2007 and 2006 is included in note 15 to the Company’s consolidated financial statements. Additionally, segment operating performance for such years is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K.

Summary of Investment and Disposition Activity

During the five-year period from January 1, 2004 through December 31, 2008, the Company and its affiliates have developed and completed 746 apartment units in three apartment communities and sold 27 apartment communities containing an aggregate of 11,375 apartment units (including a joint venture interest in three apartment communities consisting of 1,202 units). During the same period, the Company acquired six apartment communities containing 1,837 units. The Company and its affiliates have sold apartment communities after holding them for investment periods that generally range up to twenty years after acquisition or development. The following table shows a summary of the Company’s development and sales activity during these periods.

Post Properties, Inc.	4
Post Apartment Homes, L.P.

	2008		2007		2006		2005		2004
Units developed and completed	307		439		-		-		-
Units acquired	-		350		669	(4)	319		499
Units sold	(1,093)		(807	) (2)	(1,342	) (5)	(3,051	) (7)	(3,880)
Units sold as condominiums or currently being converted into for-sale condominiums	-		-		-		(731	) (8)	-
Total units completed and owned by the Company and its affiliates (including units held for sale) at year-end	19,760	(1)	20,546	(3)	20,564	(6)	21,237	(9)	24,700

Total revenues from continuing operations (in thousands)	$281,940		$277,324		$262,324		$244,387		$231,312

(1)	Excludes 994 units currently under development and 435 units in lease-up at December 31, 2008.
(2)	Excludes 1,202 units in three apartment communities that were converted to joint venture ownership where the Company retained a 25% ownership interest.
(3)	Excludes 1,937 units under development or in lease-up at December 31, 2007.
(4)	Excludes 150 units in lease-up, as the community was undergoing renovation upon purchase.
(5)	Includes a net reduction of two apartment units to reflect the addition of four apartment units at one community and a reduction of six apartment units at another community to facilitate an expansion.
(6)	Excludes 1,181 apartment units under development or in lease-up at December 31, 2006.
(7)	Includes reduction of four apartment units that were combined with other units.
(8)	Represents all units within communities that began conversion into condominiums in 2005. Of these units, 219, 282 and 106 units were sold in 2005, 2006 and 2007 respectively.
(9)	Excludes 205 apartment units under development at December 31, 2005.

Current Development Activity

At December 31, 2008, the Company had four communities under development containing 1,429 apartment units, and 276 for-sale condominium homes under development in two communities (including 129 units in one community held in an unconsolidated entity). In addition, the Company completed construction of one community containing 307 apartment units during the fourth quarter of 2008. These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft.	Company Ownership	Estimated Cost	Company Share of Est. Cost	Costs Incurred as of 12/31/08
Apartments:							(Company Share)
Post Alexander™	Atlanta, GA	307	-	100%	$57.3	$57.3	$57.3
Post Eastside™	Dallas, TX	435	37,900	100%	56.7	56.7	53.8
Post Frisco Bridges™	Dallas, TX	269	29,000	100%	41.3	41.3	26.6
Post Park®	Wash. DC	396	1,700	100%	84.7	84.7	48.9
Post West Austin™	Austin, TX	329	-	100%	53.2	53.2	33.0

Total Apartments		1,736	68,600		$293.2	$293.2	$219.6

Condominiums:
The Ritz-Carlton Residences, Atlanta, Buckhead (4)	Atlanta, GA	129	-	62.5% (4)	$115.3	$81.6	$37.1
Four Seasons Residences	Austin, TX	147	8,000	100%	133.5	133.5	50.9

Total Condominiums		276	8,000		$248.8	$215.1	$88.0

Community	Quarter of Const. Start	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (1)	Units Leased (2)	Units Under Contract (3)	Units Closed (2)
Apartments:
Post Alexander™	2Q 2006	1Q 2008	2Q 2009	215	N/A	N/A
Post Eastside™	4Q 2006	2Q 2008	1Q 2010	157	N/A	N/A
Post Frisco Bridges™	3Q 2007	2Q 2009	2Q 2010	-	N/A	N/A
Post Park®	4Q 2007	2Q 2009	3Q 2010	-	N/A	N/A
Post West Austin™	4Q 2007	2Q 2009	2Q 2010	-	N/A	N/A

Total Apartments				372

Condominiums:
The Ritz-Carlton Residences, Atlanta, Buckhead (4)	3Q 2007	4Q 2009	N/A	N/A	-	-
Four Seasons Residences	1Q 2008	1Q 2010	N/A	N/A	61	-

Total Condominiums					61	-

Post Properties, Inc.	5
Post Apartment Homes, L.P.

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	As of February 2, 2009.
(3)

As of February 2, 2009, represents the total number of units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium units under contract will close.

(4)

The amounts reflected for this project represent the condominium portion of a mixed-use development currently being developed in an entity owned with other third-party developers. The condominium portion of the project is owned through a joint venture with an Atlanta-based condominium development partner and is branded as The Ritz-Carlton Residences, Atlanta, Buckhead.

Competition

All of the Company’s apartment and for-sale (condominium) communities are located in developed markets that include other upscale apartments and for-sale (condominium) projects owned by numerous public and private companies. Some of these companies may have substantially greater resources and greater access to capital than the Company, allowing them to grow at rates greater than the Company. The number of competitive upscale apartment and for-sale (condominium) properties and companies in a particular market could have a material effect on the Company’s ability to lease apartment units at its apartment communities, including any newly developed or acquired communities, and on the rents charged, and could have a material effect on the Company’s ability to sell for-sale (condominium) units and on the selling prices of such units. In addition, other forms of residential properties, including single family housing and town homes, provide housing alternatives to potential residents of upscale apartment communities or potential purchasers of for-sale (condominium) units.

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

Within the past two years, there has been heightened scrutiny of multi-family housing communities for compliance with the requirements of the FHA and ADA. In November 2006, the Equal Rights Center, or ERC, filed a lawsuit against the Company and the Operating Partnership alleging various violations of the FHA and the ADA at certain properties designed, constructed or operated by the Company and the Operating Partnership. The ERC seeks compensatory and punitive damages, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family housing units and public use areas to comply with the FHA and ADA and prohibiting construction or sale of noncompliant units or complexes.

At this stage in the proceeding, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision. The Company cannot ascertain the ultimate cost of compliance with the ADA, FHA or other similar state and local legislation and such costs are

Post Properties, Inc.	6
Post Apartment Homes, L.P.

not likely covered by insurance policies. The cost associated with ongoing litigation or compliance could be substantial and could adversely affect the Company’s business, results of operations and financial condition.

Environmental Regulations

The Company is subject to federal, state and local environmental laws, ordinances, and regulations that apply to the development of real property, including construction activities, the ownership of real property, and the operation of multi-family apartment and for-sale (condominium) communities.

The Company has instituted a policy that requires an environmental investigation of each property that it considers for purchase or that it owns and plans to develop. The environmental investigation is conducted by a qualified third-party environmental consultant in accordance with recognized industry standards. The environmental investigation report is reviewed by the Company and counsel prior to purchase and/or development of any property. If the environmental investigation identifies evidence of potentially significant environmental contamination that merits additional investigation, sampling of the property is performed by the environmental consultant.

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

Post Properties, Inc.	7
Post Apartment Homes, L.P.

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

It is possible, however, that the environmental investigations of the Company’s properties might not have revealed all potential environmental liabilities associated with the Company’s real property and its apartment and for-sale (condominium) communities or the Company might have underestimated any potential environmental issues identified in the investigations. It is also possible that future environmental laws, ordinances, or regulations or new interpretations of existing environmental laws, ordinances, or regulations will impose material environmental liabilities on the Company; the current environmental conditions of properties that the Company owns or operates will be affected adversely by hazardous substances associated with other nearby properties or the actions of third parties unrelated to the Company; or our residents and/or commercial tenants may engage in activities prohibited by their leases or otherwise expose the Company to liability under applicable environmental laws, ordinances, or regulations. The costs of defending any future environmental claims, performing any future environmental remediation, satisfying any such environmental liabilities, or responding to any changed environmental conditions could materially adversely affect the Company’s financial conditions and results of operations.

Where You Can Find More Information

The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to such reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, available (free of charge) on or through its Internet website, located at http://www.postproperties.com, as soon as reasonably practicable after they are filed with or furnished to the SEC.

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

There has been a significant decline in economic growth, both in the U.S. and globally, in the second half of 2008 and beginning of 2009. The trends in both the real estate development industry and the U.S. economy continue to be unfavorable. These trends affect the Company’s revenues from its apartment communities. The Company’s apartment communities compete with more affordable apartments in most markets. The Company’s ability to lease its units in these communities at favorable rates, or at all is dependent upon the overall level of spending, which is affected by, among other things, employment levels, recession, personal debt levels, the recent slowdown in the housing market, stock market volatility and uncertainty about the future. The Company may be disproportionately vulnerable to reduced spending arising from this overall downturn as compared to owners of lower cost apartment communities. The rental of excess for-sale condominiums and single family homes in an already competitive multi-family market may also reduce the Company’s ability to lease its apartment units and depress rental rates in certain markets.

The excess in for-sale condominiums in the Company’s markets also affects the Company’s profits in its for-sale condominium business. The market for the Company’s for-sale condominium homes depends on an active demand for new for-sale housing and high consumer confidence. Continuing decline in demand, exacerbated by tighter credit standards for home buyers, has led to an oversupply of new for-sale housing that affects the price at which the Company is able to sell condominium homes and the number of condominium communities that the Company is able to develop in the future. The Company cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets continue to be weak or deteriorate further, the pace of condominium sales and closings will be slow during 2009.

Post Properties, Inc.	8
Post Apartment Homes, L.P.

The credit crisis, global economic volatility and a recent rise in mortgage qualification requirements may affect the Company’s financial condition and results of operations.

The current instability and tightening in the credit markets has led to an increase in spreads and pricing of secured and unsecured debt. Continued concerns about the systemic impact of inflation, energy costs, geopolitical issues, the availability and cost of credit and declining real estate market have contributed to increased market volatility and diminished expectations for the global economy. Added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, as well as other federal government interventions in the U.S. credit markets and similar events in Europe and other regions have led to increased uncertainty and instability in global capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have contributed to global economic and financial volatility of unprecedented levels.

Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease, to provide funding to borrowers. Continued volatility in the credit markets may negatively impact the Company’s ability to borrow and refinance existing borrowings at acceptable rates or at all.

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

The failure of banking and financial institutions may affect the Company’s financial condition and results of operations.

The Company’s access to funds under its revolving credit facility and other lines of credit depend on the ability of the lenders that are parties to such facilities to meet their funding commitments to the Company. Continuing long-term disruptions in the global economy and the continuation of tighter credit conditions among, and potential failures of, third-party financial institutions as a result of such disruptions may have an adverse effect on the Company’s lenders. If the Company’s lenders are not able to meet their funding commitments to the Company, the business, results of operations, cash flows and financial condition of the Company could be adversely affected.

In addition, the Company may have cash and cash equivalents deposited in certain banking institutions that exceed federally insured limits. A failure of any banking institution in which the Company has funds on deposit may result in a loss of its deposits in excess of the federally insured limit. The loss of such deposits would reduce cash available to fund operations and pay dividends.

There can be no assurance that the actions of the U.S. government, the U.S Treasury, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect. The Company’s business may not benefit from these actions, and further government or market developments could adversely impact the Company.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or the EESA, was recently enacted. The EESA provides the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on, or related to, such mortgages, as well as other financial instruments. In addition, the U.S. Secretary of Treasury has the authority to establish a program to guarantee, upon request from a financial institution, the timely payment of principal and interest on these financial assets.

Additionally, in response to the decline in economic growth in the U.S. brought about by the subprime mortgage crisis and the resulting credit crunch, the American Recovery and Reinvestment Act of 2009, or the ARRA, was recently enacted. The ARRA is intended to provide a stimulus to the U.S. economy and includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care and infrastructure, including the energy sector.

Post Properties, Inc.	9
Post Apartment Homes, L.P.

There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility, or that the ARRA will have a beneficial impact on economic growth. To the extent the market does not respond favorably to this legislation or the programs do not function as intended, the Company’s business may not receive the anticipated positive impact from the legislation. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. It is not possible to predict whether or when such actions may occur or what impact, if any, such actions could have on the Company’s business, results of operations and financial condition.

Unfavorable changes in apartment markets and economic conditions could adversely affect occupancy levels and rental rates.

Market and economic conditions in the various metropolitan areas of the United States where the Company operates, particularly Atlanta, Georgia, Dallas, Texas, Tampa, Florida and the greater Washington, D.C. area where a substantial majority of the Company’s apartment communities are located, may significantly affect occupancy levels and rental rates and therefore profitability. The recent decline in economic growth may have a disproportionate impact on the Company as discussed above. In general, factors that may adversely affect market and economic conditions include the following:

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

Any of these factors would adversely affect the Company’s ability to achieve desired operating results from its communities.

Development and construction risks could impact the company’s profitability.

The Company may develop and construct apartment communities and may convert existing apartment communities into condominiums or develop for-sale (condominium) housing. In response to deteriorating conditions in the global capital markets and the U.S. economy, the Company has recently deferred substantive activities on its pre-development pipeline but currently intends to continue to develop its active pipeline of development projects under construction. Development activities may be conducted through wholly-owned affiliated companies or through joint ventures with unaffiliated parties. The Company’s development and construction activities may be exposed to the following risks:

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
•

because occupancy rates and rents at a newly developed community may fluctuate depending on a number of factors, including market and economic conditions, the Company may be unable to meet its profitability goals for that community; and

•

land costs and construction costs have been volatile in the Company’s markets and may continue to be volatile in the future and, in some cases, the costs of upgrading acquired communities have, and may continue to, exceed original estimates and the Company may be unable to charge rents, or sales prices with respect to for-sale (condominium) product, that would compensate for these increases in costs.

Post Properties, Inc.	10
Post Apartment Homes, L.P.

Possible difficulty of selling apartment communities could limit the Company’s operational and financial flexibility.

Purchasers may not be willing to pay acceptable prices for apartment communities that the Company wishes to sell. A weak market may limit the Company’s ability to change its portfolio promptly in response to changing economic conditions. Furthermore, general uncertainty in the real estate markets has resulted in conditions where the pricing of certain real estate assets may be difficult due to uncertainty with respect to capitalization rates and valuations, among other things, which may add to the difficulty of potential buyers to obtain financing to acquire such properties on favorable terms or cause potential buyers to not complete acquisitions of such properties. Also, if the Company is unable to sell apartment communities or if it can only sell apartment communities at prices lower than are generally acceptable, then the Company may have to take on additional leverage in order to provide adequate capital to execute its development and construction and acquisitions strategy. Furthermore, a portion of the proceeds from the Company’s overall property sales in the future may be held in escrow accounts in order for some sales to qualify as like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) so that any related capital gain can be deferred for federal income tax purposes. As a result, the Company may not have immediate access to all of the cash flow generated from property sales.

The Company is subject to increased exposure to economic and other competitive factors due to the concentration of its investments in certain markets.

At December 31, 2008, approximately 38.9%, 21.0%, 12.6% and 10.4% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively. The Company has recently adopted a strategy of reducing its concentration in Atlanta, Georgia and Dallas, Texas and building critical mass in fewer markets. The Company is currently subject to increased exposure to economic and other competitive factors specific to its markets within these geographic areas.

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

Expenses associated with the Company’s investment in apartment communities, such as debt service, real estate taxes, insurance and maintenance costs, are generally not reduced when circumstances cause a reduction in cash flows from operations from that community. If a community is mortgaged to secure payment of debt and the Company is unable to make the mortgage payments, the Company could sustain a loss as a result of foreclosure on the community or the exercise of other remedies by the mortgagor. The Company is likely to need to refinance at least a portion of its outstanding debt as it matures. There is a risk that the Company may not be able to refinance existing debt or that the terms of any refinancing will not be as favorable as the terms of the existing debt. As of December 31, 2008, the Company had outstanding mortgage indebtedness of $527,049 (of which $33,954 matures in 2009 and $92,275 that the Company will prepay in March 2009), senior unsecured debt of $535,000 (none of which matures in 2009 and $174,858 that the Company repurchased in February 2009 through a tender offer) and unsecured line of credit borrowings of $50,864.

Post Properties, Inc.	11
Post Apartment Homes, L.P.

The Company could become more highly leveraged which could result in an increased risk of default and in an increase in its debt service requirements.

The Company’s stated goal is to generally maintain total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets to not more than 55%, to generally limit variable rate indebtedness as a percentage of total indebtedness to not more than 25% of aggregate indebtedness, and to maintain adequate liquidity through the Company’s unsecured lines of credit. At December 31, 2008, the Company’s total effective leverage (debt and preferred equity) as a percentage of undepreciated real estate assets and the Company’s total variable rate indebtedness as a percentage of total indebtedness were below these percentages. If management adjusts the Company’s stated goal in the future, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect funds from operations, adversely affect the Company’s ability to make expected distributions to its shareholders and the Operating Partnership’s ability to make expected distributions to its limited partners and result in an increased risk of default on the obligations of the Company and the Operating Partnership.

In addition, the Company’s ability to incur debt is limited by covenants in bank and other credit agreements and in the Company’s outstanding senior unsecured notes. The Company manages its debt to be in compliance with its stated policy and with its debt covenants, but the Company may increase the amount of outstanding debt at any time without a concurrent improvement in the Company’s ability to service the additional debt. Accordingly, the Company could become more leveraged, resulting in an increased risk of default of its debt covenants or on its debt obligations and in an increase in debt service requirements. In addition, the Company may continue to utilize secured debt financing to replace near term maturities of its senior unsecured notes, which could over time increase the Company’s ratio of secured debt to total assets and increase the risk of default of related covenants in its bank credit agreements and its senior unsecured notes. Any covenant breach or significant increase in the Company’s leverage could materially adversely affect the Company’s financial condition and ability to access debt and equity capital markets in the future.

A downgrade in the credit rating of the Company’s securities could materially adversely affect the Company’s business and financial condition.

The Company’s senior unsecured debt is rated investment grade by Standard & Poor’s Corporation and Moody’s Investors Service. In determining the Company’s credit ratings, the rating agencies consider a number of both quantitative and qualitative factors. These factors include earnings, fixed charges such as interest, cash flows, total debt outstanding, total secured debt, off balance sheet obligations and other commitments, total capitalization and various ratios calculated from these factors. There has been a limited market for primary issuances of unsecured debt securities for REITs in recent months, and the pricing of these debt securities has been at significant spreads over treasury rates. Accordingly, the Company and other multi-family REITs have pursued secured debt financing to replace near term maturities of unsecured debt securities. To the extent primary issuances of unsecured debt securities continue not to be available at attractive rates and the Company continues to replace unsecured debt with secured debt financing, the Company’s ratings could come under pressure. The rating agencies also consider predictability of cash flows, business strategy and diversity, industry conditions and contingencies. Therefore, deterioration in the Company’s operating performance could also cause the Company’s investment grade rating to come under pressure. There can be no assurance that the Company will be able to maintain its credit ratings or that the Company’s credit ratings will not be lowered or withdrawn in their entirety. A negative change in the Company’s ratings outlook or any downgrade in the Company’s current investment-grade credit ratings by the Company’s rating agencies could adversely affect the Company’s cost and/or access to sources of liquidity and capital. Additionally, such a downgrade could, among other things, significantly increase the costs of borrowing under the Company’s unsecured credit lines, adversely impact the Company’s ability to obtain unsecured debt or refinance its unsecured credit lines on competitive terms in the future, or require the Company to take certain actions to support its obligations, any of which would adversely affect the Company’s business and financial condition.

Debt financing may not be available and equity issuances could be dilutive to the company’s shareholders.

The Company’s ability to execute its business strategy depends on its access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

Debt financing may not be available in sufficient amounts, or on favorable terms or at all. As discussed above, the current instability and tightening in the credit markets may negatively impact the Company’s ability to borrow and refinance existing borrowings at acceptable rates or at all. In addition, if the Company issues additional equity securities to finance developments and acquisitions instead of incurring debt, the interests of existing shareholders could be diluted.

Post Properties, Inc.	12
Post Apartment Homes, L.P.

The Company may not be able to maintain its current dividend level.

The Company’s quarterly dividend payment rate to common shareholders had been $0.45 per share for the first three quarters of 2008. The board of directors reduced the Company’s dividend payment rate to $0.20 per share for the fourth quarter of 2008. To the extent the Company continues to pay dividends at this reduced dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures for 2009 should generally fund the dividend payments to common and preferred shareholders (excluding the expected cost of the water intrusion remediation project of approximately $45,000 in 2009), although there can be no assurances that such operating cash flows will be sufficient in the near term. The Company would intend to use primarily line of credit borrowings and apartment community and condominium sales to fund any additional cash flow necessary to fully fund the dividend payments to common shareholders to the extent not funded by operating cash flows, as well as to fund the water intrusion remediation project. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained in future periods.

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

In total, the Company has converted five apartment communities since 2005, initially consisting of 731 units (including one held in a joint venture), into for-sale condominium homes. As of the end of 2008, three of these condominium conversion projects were sold out. The other two projects, consisting of a 206-unit project in Tampa, FL and a 143-unit project in Houston, TX, had, on average, closed the sales of approximately 77.9% of their total units as of February 2, 2009. Beginning in the second quarter of 2007, the Company also began closing condominium homes at its two newly developed for-sale condominium projects, containing 230 homes. As of the end of 2008, one of these condominium projects containing 145 homes had sold out. The remaining condominium project containing 85 homes had one condominium home under contract and had closed 54 homes as of February 2, 2009.

Post Properties, Inc.	13
Post Apartment Homes, L.P.

Beginning in 2007 and continuing presently, there has been a substantial decline in the condominium and single family housing markets due to increasing supplies of such assets, weak consumer confidence, tighter credit standards for home purchases, which the Company believes has negatively impacted the ability of prospective condominium buyers to qualify for mortgage financing, and a significant slow down in the residential housing market in the U.S. Further, the turmoil in the global capital markets and a significant decline in economic growth in the U.S. economy in the second half of 2008 and continuing into 2009 has resulted in a further decline in demand in the for-sale housing markets. Continuing decline in demand, exacerbated by tighter credit standards for home buyers, has led to an oversupply of new for-sale housing that affects the price at which the Company is able to sell condominium homes and the number of condominium communities that the Company is able to develop in the future. In an effort to reduce its unsold inventory, the Company implemented reduced pricing programs which have also resulted in lower condominium profits for 2008.

As a result of these factors, the pace of condominium closings began to slow in the second half of 2006 and has continued to slow through 2007 and 2008. Additionally, a significant portion of the condominium closings at the Company’s remaining newly developed for-sale condominium project resulted from contracts entered into during the second half of 2007 when credit standards tightened and markets increased in volatility resulting in a further slowing of the demand for for-sale housing. The Company cannot predict how long demand and other factors in the real estate market will remain unfavorable, but if the markets continue to be weak or deteriorate further, the pace of condominium sales and closings will be slow during 2009. There can be no assurance of the amount or pace of future for-sale condominium sales and closings. To the extent that condominium pricing pressure continues or worsens or we are required to hold unsold units longer than anticipated (requiring us to continue to pay debt service), the profitability of these projects may be materially adversely affected and it could cause the Company to realize impairment losses in future periods.

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

In years prior to 2005 as well as in 2008, the Company recorded impairment charges on assets held for investment and assets designated as held for sale. There can be no assurance that the Company will not take additional charges in the future related to the impairment of its assets. For the years ended December 31, 2008, 2007 and 2006, management believes it has applied reasonable estimates and judgments in determining the proper classification of its real estate assets. However, these estimates require the use of market data values, which are currently difficult to assess. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record additional impairment charges. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its fair value, less selling costs. Any future impairment could have a material adverse affect on the Company’s results of operations and funds from operations in the period in which the charge is taken.

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

Post Properties, Inc.	14
Post Apartment Homes, L.P.

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

From time to time when the Company anticipates issuing debt securities, it may seek to limit exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. The Company may do this to increase the predictability of its financing costs. Also, from time to time, the Company may rely on interest rate hedging contracts to limit its exposure under variable rate debt to unfavorable changes in market interest rates. If the pricing of new debt securities is not within the parameters of, or market interest rates produce a lower interest cost than the Company incurs under, a particular interest rate hedging contract, the contract may be ineffective. During the third quarter of 2008, the Company’s outstanding interest rate swap arrangement became ineffective under generally accepted accounting principles.

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

Post Properties, Inc.	15
Post Apartment Homes, L.P.

properties, such as multi-family housing communities to be public accommodations or commercial facilities, except to the extent portions of such facilities, such as the leasing office, are open to the public.

The Company must also comply with the Fair Housing Act, or the FHA, which requires that multi-family housing communities first occupied after March 13, 1991 be accessible to persons of disabilities. Noncompliance with the FHA and ADA could result in the imposition of fines, awards of damages to private litigants, payment of attorneys’ fees and other costs to plaintiffs, substantial litigation costs and substantial costs of remediation. Compliance with the FHA could require removal of structural barriers to handicapped access in a community, including the interiors of apartment units covered under the FHA. In addition to the ADA and FHA, state and local laws exist that impact the Company’s multi-family housing communities with respect to access thereto by persons with disabilities. Further, legislation or regulations adopted in the future may impose additional burdens or restrictions on the company with respect to improved access by persons with disabilities. The ADA, FHA, or other existing or new legislation may require the Company to modify its existing properties. These laws may also restrict renovations by requiring improved access to such buildings or may require the Company to add other structural features that increase its construction costs.

Within the past few years, there has been heightened scrutiny of multi-family housing communities for compliance with the requirements of the FHA and ADA. In November 2006, the Equal Rights Center, or ERC, filed a lawsuit against the Company and the Operating Partnership alleging various violations of the FHA and the ADA at certain properties designed, constructed or operated by the Company and the Operating Partnership. The ERC seeks compensatory and punitive damages, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family housing units and public use areas to comply with the FHA and ADA and prohibiting construction or sale of noncompliant units or complexes.

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

Post Properties, Inc.	16
Post Apartment Homes, L.P.

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

The costs of remediating damage to the Company’s communities that have stucco interiors or exterior insulation finishing systems for potential water penetration and other related issues could exceed current cost estimates.

The Company is currently underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. At this early stage of the process, the Company has preliminarily determined that varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio. The Company preliminarily estimates that the aggregate cost of this initiative could be approximately $45.0 million to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. The work is currently underway at approximately seven properties and is expected to be completed at all properties by 2010. The work may include, but not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. There can be no assurance that the scope of work or the Company’s preliminary estimates of costs will not change in the future. At this early stage of the process, it is not possible to estimate the potential impact on the Company’s financial position and results of operations in subsequent periods other than as discussed above.

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

Post Properties, Inc.	17
Post Apartment Homes, L.P.

has qualified for taxation as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1993, and plans to continue to meet the requirements to qualify as a REIT in the future. Many of these requirements, however, are highly technical and complex. Therefore, the Company may not have qualified or may not continue to qualify in the future as a REIT. The determination that the Company qualifies as a REIT for federal income tax purposes requires an analysis of various factual matters that may not be totally within the Company’s control. Even a technical or inadvertent mistake could jeopardize the Company’s REIT status. Furthermore, Congress and the Internal Revenue Service (“IRS”) might make changes to the tax laws and regulations, and the courts might issue new decisions that make it more difficult, or impossible, for the Company to remain qualified as a REIT. The Company does not believe, however, that any pending or proposed tax law changes would jeopardize its REIT status.

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

Preferred shares. The Company’s articles of incorporation provide that the Company has the authority to issue up to 20,000,000 shares of preferred stock, of which 2,900,000 were outstanding as of December 31, 2008. The board of directors has the authority, without the approval of the shareholders, to issue additional shares of preferred stock and to establish the preferences and rights of such shares. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company, even if a change of control were in the shareholders’ interest.

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

Post Properties, Inc.	18
Post Apartment Homes, L.P.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At December 31, 2008, the Company owned 55 Post® multi-family apartment communities, including five communities held in unconsolidated entities and two communities that were in lease-up at December 31, 2008. These communities are summarized below by metropolitan area.

Metropolitan Area	Communities	# of Units	% of Total
Atlanta, GA	19	7,849	38.9%
Dallas, TX	13	4,232	21.0%
Greater Washington, D.C.	7	2,538	12.6%
Tampa, FL	4	2,111	10.4%
Charlotte, NC	4	1,388	6.9%
Houston, TX	2	837	4.1%
Orlando, FL	2	595	2.9%
New York, NY	2	337	1.7%
Austin, TX	2	308	1.5%

	55	20,195	100.0%

Thirty-six of the communities have in excess of 300 apartment units, with the largest community having a total of 1,334 apartment units. The average age of the communities is approximately 10.1 years. The average economic occupancy rate was 94.4% and 94.6% for the years ended December 31, 2008 and 2007, respectively, and the average monthly rental rate per apartment unit was $1,306 and $1,286, respectively, for the 38 communities stabilized for each of the years ended December 31, 2008 and 2007. See “Selected Financial Information.”

At December 31, 2008, the Company also had 994 apartment units in three communities under construction.

At December 31, 2008, the Company is also developing and selling three ground-up condominium projects, consisting of 361 homes (including 129 units in one community held in an unconsolidated entity). The Company is also converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary, at December 31, 2008.

Post Properties, Inc.	19
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

Communities	Location (1)	Year Completed/ Year of Substantial Renovations	No. of Units	December 2008 Average Rental Rates Per Unit	2008 Average Economic Occupancy (2)
Georgia
Post Alexander™ (6)	Atlanta	2008	307	$1,645	N/A
Post Biltmore™ (3)	Atlanta	2001	276	1,182	95.1%
Post Briarcliff™	Atlanta	1999	688	1,126	94.8%
Post Brookhaven®	Atlanta	1990-1992 (4)	735	994	95.4%
Post Chastain® (7)	Atlanta	1990/2008	558	1,119	86.4%
Post Collier Hills® (3)	Atlanta	1997	396	1,056	97.9%
Post Crest® (3)	Atlanta	1996	410	1,049	96.0%
Post Crossing®	Atlanta	1995	354	1,077	94.8%
Post Dunwoody®	Atlanta	1989-1996 (4)	530	1,024	94.6%
Post Gardens®	Atlanta	1998	397	1,176	93.8%
Post Glen®	Atlanta	1997	314	1,196	95.6%
Post Lindbergh® (3)	Atlanta	1998	396	1,090	96.7%
Post Parkside™	Atlanta	2000	188	1,397	96.2%
Post Peachtree Hills® (7)	Atlanta	1992-1994/2009 (4)	300	1,303	70.7%
Post Renaissance® (5)	Atlanta	1992-1994 (4)	342	1,081	95.7%
Post Ridge®	Atlanta	1998	434	1,075	96.3%
Post Riverside®	Atlanta	1998	522	1,428	94.2%
Post Spring™	Atlanta	2000	452	1,013	96.1%
Post Stratford™ (5)	Atlanta	2000	250	1,166	92.2%

Subtotal/Average – Georgia			7,849	$1,146	93.6%

Texas
Post Abbey™	Dallas	1996	34	$1,876	93.3%
Post Addison Circle™	Dallas	1998-2000 (4)	1,334	1,006	94.6%
Post Barton Creek™	Austin	1998	160	1,475	95.7%
Post Cole’s Corner™	Dallas	1998	186	1,128	95.5%
Post Eastside™ (6)	Dallas	2008	435	1,172	N/A
Post Gallery™	Dallas	1999	34	3,053	87.8%
Post Heights™ (7)	Dallas	1998-1999/2009 (4)	368	1,328	75.4%
Post Legacy	Dallas	2000	384	973	94.7%
Post Meridian™	Dallas	1991	133	1,208	94.1%
Post Midtown Square®	Houston	1999-2000 (4)	529	1,180	94.0%
Post Park Mesa™	Austin	1992	148	1,208	94.5%
Post Rice Lofts™ (5)	Houston	1998	308	1,416	91.5%
Post Square™	Dallas	1996	218	1,239	95.9%
Post Uptown Village™	Dallas	1995-2000 (4)	496	1,008	95.3%
Post Vineyard™	Dallas	1996	116	1,080	95.2%
Post Vintage™	Dallas	1993	160	1,079	96.4%
Post Worthington™	Dallas	1993/2008	334	1,383	93.6%

Subtotal/Average – Texas			5,377	$1,164	92.8%

Post Properties, Inc.	20
Post Apartment Homes, L.P.

COMMUNITY INFORMATION

Communities	Location (1)	Year Completed/ Year of Substantial Renovations	No. of Units	December 2008 Average Rental Rates Per Unit	2008 Average Economic Occupancy (2)
Florida
Post Bay at Rocky Point™ (6)	Tampa	1997	150	$1,332	N/A
Post Harbour Place™	Tampa	1999-2002 (4)	578	1,374	94.5%
Post Hyde Park® (6)	Tampa	1996-2008	467	1,347	N/A
Post Lake® at Baldwin Park	Orlando	2004-2007	350	1,436	89.4%
Post Parkside™	Orlando	1999	245	1,334	95.6%
Post Rocky Point®	Tampa	1996-1998 (4)	916	1,122	93.7%

Subtotal/Average – Florida			2,706	$1,286	93.4%

North Carolina
Post Ballantyne	Charlotte	2004	323	$1,091	92.9%
Post Gateway Place™	Charlotte	2000	436	1,125	93.9%
Post Park at Phillips Place®	Charlotte	1998	402	1,306	92.5%
Post Uptown Place™	Charlotte	2000	227	1,183	93.4%

Subtotal/Average – North Carolina			1,388	$1,179	93.1%

Greater Washington, D.C.
Post Carlyle Square™	D.C.	2006	205	$2,256	94.5%
Post Corners at Trinity Centre	Fairfax Co., VA	1996	336	1,474	93.4%
Post Fallsgrove	Rockville, MD	2003	361	1,629	95.1%
Post Forest®	Fairfax Co., VA	1990	364	1,435	96.2%
Post Massachusetts Avenue™ (3)	D.C.	2002	269	2,693	94.4%
Post Pentagon Row™ (5)	Arlington Co., VA	2001	504	2,175	93.4%
Post Tysons Corner™	Fairfax Co., VA	1990	499	1,631	94.6%

Subtotal/Average – Washington, D.C.			2,538	$1,853	94.4%

New York
Post Luminaria™	New York	2002	138	$3,811	95.3%
Post Toscana™	New York	2003	199	4,025	94.9%

Subtotal/Average – New York			337	$3,938	95.0%

Total			20,195	$1,307	93.6%

(1)	Refers to greater metropolitan areas of cities indicated.
(2)	Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage.
(3)	These communities are owned in unconsolidated entities.
(4)	These dates represent the respective completion dates for multiple phases of a community.
(5)	The Company has a leasehold interest in the land underlying these communities.
(6)	During 2008, these communities, or portions thereof, were in lease-up and, therefore, the average economic occupancy information for these communities is not included above.
(7)	These communities are undergoing rehabilitation, or were in lease-up following rehabilitation during 2008.

Post Properties, Inc.	21
Post Apartment Homes, L.P.

ITEM 3.	LEGAL PROCEEDINGS

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery is mostly completed by both parties. However, on August 1, 2008, ERC disclosed an alleged $9 million damages assessment for a portion of the compensatory damages claimed. On August 12, 2008, the Company and the Operating Partnership filed a motion to strike all evidence regarding that new assessment, which was granted in part to allow additional discovery but not strike the evidence. The Company and the Operating Partnership appealed the ruling to the Trial Judge, which was denied on February 20, 2009. Additional discovery will now begin on ERC’s alleged damages. Also on February 20, 2009, the Department of Justice filed an amicus brief on behalf of ERC. The last briefing on dispositive motions is due by March 17, 2009. It is possible that these dates could be further extended. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

The Company’s Annual Meeting of Shareholders was held on October 16, 2008. The following proposals were adopted by the shareholders of the Company at the Annual Meeting:

Election of Directors

Nominees for Board of Directors

	For	Withheld
Robert C. Goddard, III	35,896,966	4,621,657
David P. Stockert	35,603,376	4,915,246
Herschel M. Bloom	32,754,892	7,763,730
Douglas Crocker II	39,080,380	1,438,242
Walter M. Deriso, Jr.	40,114,158	404,464
Russell R. French	38,991,708	1,526,914
David R. Schwartz	40,232,008	286,614
Stella F. Thayer	40,111,191	407,432
Ronald de Waal	40,236,747	281,875

Proposal to Ratify the Appointment of Independent Registered Public Accountants

For	Against	Abstain
40,325,663	176,256	16,704

Proposal to Ratify the Amendment to the 2003 Stock Plan

For	Against	Abstain	Non Votes
27,964,411	9,930,718	77,402	2,546,092

Post Properties, Inc.	22
Post Apartment Homes, L.P.

ITEM X.	EXECUTIVE OFFICERS OF THE REGISTRANT

The persons who are executive officers of the Company and its affiliates and their positions as of February 15, 2009 are as follows:

NAME	POSITIONS AND OFFICES HELD

David P. Stockert	President and Chief Executive Officer
Thomas L. Wilkes	Executive Vice President and President, Post Apartment Management
Christopher J. Papa	Executive Vice President and Chief Financial Officer
Sherry W. Cohen	Executive Vice President and Corporate Secretary
Arthur J. Quirk	Senior Vice President and Chief Accounting Officer

The following is a biographical summary of the experience of the executive officers of the Company:

David P. Stockert.  Mr. Stockert is the President and Chief Executive Officer of the Company. Mr. Stockert has been the Chief Executive Officer since July 2002. From January 2001 to June 2002, Mr. Stockert was President and Chief Operating Officer. From July 1999 to October 2000, Mr. Stockert was Executive Vice President of Duke Realty Corporation, a publicly traded real estate company. From June 1995 to July 1999, Mr. Stockert was Senior Vice President and Chief Financial Officer of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. From August 1990 to May 1995, Mr. Stockert was an investment banker in the Real Estate Group at Dean Witter Reynolds Inc. (now Morgan Stanley). Mr. Stockert is 46 years old.

Thomas L. Wilkes.  Mr. Wilkes has been an Executive Vice President and President of Post Apartment Management since January 2001. From October 1997 through December 2000, he was an Executive Vice President and Director of Operations for Post Apartment Management responsible for the operations of Post communities in the Western United States. Mr. Wilkes was a Senior Vice President of Columbus Realty Trust from December 1993 through October 1997. Mr. Wilkes served as President of CRH Management Company, a member of the Columbus Group, from its formation in October 1990 to December 1993. Mr. Wilkes is a Certified Property Manager. Mr. Wilkes is 49 years old.

Christopher J. Papa.  Mr. Papa has been an Executive Vice President and Chief Financial Officer of the Company since December 2003. Prior to joining the Company, he was an audit partner at BDO Seidman, LLP from June 2003 to November 2003, the Chief Financial Officer at Plast-O-Matic Valves, Inc., a privately-held company, from June 2002 to June 2003, and until June 2002, an audit partner at Arthur Andersen LLP where he was employed for over 10 years. Mr. Papa is a Certified Public Accountant. Mr. Papa is 43 years old.

Sherry W. Cohen.  Ms. Cohen has been with the Company for twenty-four years. Since October 1997, she has been an Executive Vice President of the Company responsible for supervising and coordinating legal affairs and insurance. Since April 1990, Ms. Cohen has also been Corporate Secretary. She was a Senior Vice President with Post Corporate Services from July 1993 to October 1997. Prior thereto, Ms. Cohen was a Vice President of Post Properties, Inc. since April 1990. Ms. Cohen is 54 years old.

Arthur J. Quirk.  Mr. Quirk has been a Senior Vice President and Chief Accounting Officer of the Company since January 2003. Mr. Quirk served as the Company’s Vice President and Chief Accounting Officer from March 2001 to December 2002. From July 1999 to March 2001, Mr. Quirk was Vice President and Controller of Duke Realty Corporation, a publicly traded real estate company. From December 1994 to July 1999, Mr. Quirk was the Vice President and Controller of Weeks Corporation, also a publicly traded real estate company that was a predecessor by merger to Duke Realty Corporation. Mr. Quirk is a Certified Public Accountant. Mr. Quirk is 50 years old.

Post Properties, Inc.	23
Post Apartment Homes, L.P.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (In thousands, except per share and shareholder/unitholder amounts)

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “PPS.” The Company has submitted to the NYSE its 2008 annual certificate from the chief executive officer certifying that he is not aware of any violation by the Company of NYSE corporate governance listing standards. The following table sets forth the quarterly high and low prices per share reported on the NYSE, as well as the quarterly dividends declared per share:

Quarter	High	Low	Dividends Declared

2007
First Quarter	$49.25	$43.88	$0.45
Second Quarter	55.90	44.24	0.45
Third Quarter	53.37	36.25	0.45
Fourth Quarter	43.97	33.67	0.45

2008
First Quarter	$44.68	$30.13	$0.45
Second Quarter	40.20	29.35	0.45
Third Quarter	34.31	25.29	0.45
Fourth Quarter	29.65	10.08	0.20

On February 16, 2009, the Company had 1,535 common shareholders of record and 44,345 shares of common stock outstanding.

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

During 2008, the Company did not sell any unregistered securities.

There is no established public trading market for the Common Units. On February 16, 2009, the Operating Partnership had 28 holders of record of Common Units and 218 Common Units outstanding, excluding the 44,345 of Common Units owned by the Company.

For each quarter during 2008 and 2007, the Operating Partnership paid a cash distribution to holders of Common Units equal in amount to the dividends paid on the Company’s common stock for such quarter.

During 2008, the Operating Partnership did not sell any unregistered securities.

In the fourth quarter of 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. Under its previous stock repurchase program which expired on December 31, 2008, the Company repurchased approximately 83 shares of common stock totaling approximately $3,694 at an average price of $44.61 under 10b5-1 plans in 2007. The Operating Partnership repurchased the same number and amount of common units from the Company. The following table summarizes the Company’s purchases of its equity securities in the three months ended December 31, 2008 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2008 to October 31, 2008	-	$-	-	$196,300
November 1, 2008 to November 30, 2008	-	-	-	196,300
December 1, 2008 to December 31, 2008	-	-	-	196,300

Total	-	$-	-	$196,300

Information regarding the Company’s equity compensation plans will appear in its proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

Post Properties, Inc.	24
Post Apartment Homes, L.P.

ITEM 6.	SELECTED FINANCIAL DATA

Post Properties, Inc.

(In thousands, except per share and apartment unit data)

	Year ended December 31,
	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$266,204	$262,436	$247,212	$230,784	$218,201
Other	15,736	14,888	15,112	13,603	13,111

Total revenues	$281,940	$277,324	$262,324	$244,387	$231,312

Income (loss) from continuing operations (1)	$(95,823)	$103,845	$19,788	$(14,665)	$(48,935)
Income from discontinued operations (2)	87,171	74,854	81,681	156,613	137,154

Net income (loss)	(8,652)	178,699	101,469	141,948	88,219
Dividends to preferred shareholders	(7,637)	(7,637)	(7,637)	(7,637)	(8,325)
Redemption costs on preferred stock and units	-	-	-	-	(3,526)

Net income (loss) available to common shareholders	$(16,289)	$171,062	$93,832	$134,311	$76,368

PER COMMON SHARE DATA
Income (loss) from continuing operations (net of preferred dividends and redemption costs) - basic	$(2.35)	$2.21	$0.28	$(0.55)	$(1.53)
Income from discontinued operations - basic	1.98	1.72	1.91	3.89	3.45
Net income available to common shareholders - basic	(0.37)	3.93	2.19	3.34	1.92
Income (loss) from continuing operations (net of preferred dividends and redemption costs) - diluted	$(2.35)	$2.18	$0.28	$(0.55)	$(1.53)
Income from discontinued operations - diluted	1.98	1.70	1.87	3.89	3.45
Net income available to common shareholders - diluted	(0.37)	3.88	2.15	3.34	1.92
Dividends declared	1.55	1.80	1.80	1.80	1.80
Weighted average common shares outstanding - basic	44,009	43,491	42,812	40,217	39,777
Weighted average common shares outstanding - diluted	44,009	44,129	43,594	40,217	39,777

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,679,344	$2,677,869	$2,580,092	$2,416,335	$2,502,418
Real estate, net of accumulated depreciation	2,083,151	2,111,612	2,028,580	1,899,381	1,977,719
Total assets	2,252,655	2,268,141	2,116,647	1,981,454	2,053,842
Total indebtedness	1,112,913	1,059,066	1,033,779	980,615	1,129,478
Shareholders’ equity	987,630	1,058,505	956,454	881,009	788,070

OTHER DATA
Cash flow provided by (used in):
Operating activities	$81,161	$97,644	$94,326	$86,761	$79,105
Investing activities	21,727	(27,876)	(104,464)	70,293	131,873
Financing activities	(38,973)	(61,874)	7,391	(150,767)	(212,189)

Total stabilized communities (at end of period)	51	54	55	57	65
Total stabilized apartment units (at end of period)	18,785	19,404	20,019	21,237	24,700
Average economic occupancy (fully stabilized communities) (3)	94.4%	94.7%	94.7%	94.5%	93.5%

(1)

Income (loss) from continuing operations in 2008 included non-cash impairment charges and write-off of pursuit costs of approximately $90,558, severance charges of approximately $5,540, strategic review costs of approximately $8,161 as well as casualty losses of approximately $2,764. Income (loss) from continuing operations in 2007 included gains on the sale of partial interests of three communities totaling approximately $81,268. Income (loss) from continuing operations in 2006 included final proceeds of $325 related to the sale of a technology investment, non-cash income of $1,655 relating to the mark-to-market of an interest rate swap arrangement, a gain on the sale of marketable securities of $573 and a gain on the sale of a land parcel of $503. Income (loss) from continuing operations in 2005 included a $5,267 gain on sale of technology investment and severance charges of $796. Income (loss) from continuing operations in 2004 included the impact of costs associated with the termination of a debt remarketing agreement (interest expense) and an early debt extinguishment loss totaling $14,626.

(2)	See note 2 to the consolidated financial statements for a discussion of discontinued operations.
(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.5%, 93.9%, 94.0%, 93.9% and 93.0% for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively). Net concessions were $1,229, $1,150, $1,255, $947 and $621 for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively. Employee discounts were $744, $781, $765, $398 and $442 for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.	25
Post Apartment Homes, L.P.

Post Apartment Homes, L.P.

(In thousands, except per unit and apartment unit data)

	Year ended December 31,
	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA
Revenues
Rental	$266,204	$262,436	$247,212	$230,784	$218,201
Other	15,736	14,888	15,112	13,603	13,111

Total revenues	$281,940	$277,324	$262,324	$244,387	$231,312

Income (loss) from continuing operations (1)	$(96,542)	$105,192	$20,023	$(15,842)	$(49,277)
Income from discontinued operations (2)	87,777	75,900	83,263	164,889	146,454

Net income (loss)	(8,765)	181,092	103,286	149,047	97,177
Distributions to preferred unitholders	(7,637)	(7,637)	(7,637)	(7,637)	(12,105)
Redemption costs on preferred units	-	-	-	-	(3,526)

Net income (loss) available to common unitholders	$(16,402)	$173,455	$95,649	$141,410	$81,546

PER COMMON UNIT DATA
Income (loss) from continuing operations (net of preferred distributions and redemption costs) - basic	$(2.35)	$2.21	$0.28	$(0.55)	$(1.53)
Income from discontinued operations - basic	1.98	1.72	1.91	3.89	3.45
Net income available to common unitholders - basic	(0.37)	3.93	2.19	3.34	1.92
Income (loss) from continuing operations (net of preferred distributions and redemption costs) - diluted	$(2.35)	$2.18	$0.28	$(0.55)	$(1.53)
Income from discontinued operations - diluted	1.98	1.70	1.87	3.89	3.45
Net income available to common unitholders - diluted	(0.37)	3.88	2.15	3.34	1.92
Distributions declared	1.55	1.80	1.80	1.80	1.80
Weighted average common units outstanding - basic	44,316	44,101	43,645	42,353	42,474
Weighted average common units outstanding - diluted	44,316	44,738	44,427	42,353	42,474

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$2,679,344	$2,677,869	$2,580,092	$2,416,335	$2,502,418
Real estate, net of accumulated depreciation	2,083,151	2,111,612	2,028,580	1,899,381	1,977,719
Total assets	2,252,655	2,268,141	2,116,647	1,981,454	2,053,842
Total indebtedness	1,112,913	1,059,066	1,033,779	980,615	1,129,478
Partners’ equity	992,040	1,068,859	970,511	907,773	831,411

OTHER DATA
Cash flow provided by (used in):
Operating activities	$81,161	$97,644	$94,326	$86,761	$79,105
Investing activities	21,727	(27,876)	(104,464)	70,293	131,873
Financing activities	(38,973)	(61,874)	7,391	(150,767)	(212,189)
Total stabilized communities (at end of period)	51	54	55	57	65
Total stabilized apartment units (at end of period)	18,785	19,404	20,019	21,237	24,700
Average economic occupancy (fully stabilized communities) (3)	94.4%	94.7%	94.7%	94.5%	93.5%

(1)

Income (loss) from continuing operations in 2008 included non-cash impairment charges and write-off of pursuit costs of approximately $90,558, severance charges of approximately $5,540, strategic review costs of approximately $8,161 as well as casualty losses of approximately $2,764. Income (loss) from continuing operations in 2007 included gains on the sale of partial interests of three communities totaling approximately $81,268. Income (loss) from continuing operations in 2006 included final proceeds of $325 related to the sale of a technology investment, non-cash income of $1,655 relating to the mark-to-market of an interest rate swap arrangement, a gain on the sale of marketable securities of $573 and a gain on the sale of a land parcel of $503. Income (loss) from continuing operations in 2005 included a $5,267 gain on sale of technology investment and severance charges of $796. Income (loss) from continuing operations in 2004 included the impact of costs associated with the termination of a debt remarketing agreement (interest expense) and an early debt extinguishment loss totaling $14,626.

(2)	See note 2 to the consolidated financial statements for a discussion of discontinued operations.
(3)

Calculated based on fully stabilized communities as defined for each year (unadjusted for the impact of assets designated as held for sale in subsequent years). Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt divided by gross potential rent for the period, expressed as a percentage. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts (average economic occupancy, taking account of these amounts, would have been 93.5%, 93.9%, 94.0%, 93.9% and 93.0% for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively). Net concessions were $1,229, $1,150, $1,255, $947 and $621 for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively. Employee discounts were $744, $781, $765, $398 and $442 for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively. A community is considered by the Company to have achieved stabilized occupancy on the earlier to occur of (i) attainment of 95% physical occupancy on the first day of any month, or (ii) one year after completion of construction.

Post Properties, Inc.	26
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In thousands, except apartment unit data)

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2008, the Company owned 21,189 apartment units in 58 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,736 apartment units in five communities currently under construction and/or in lease-up. The Company is also developing and selling 361 for-sale condominium homes in three communities (including 129 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2008, approximately 38.9%, 21.0%, 12.6% and 10.4% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2008, the Company owned approximately 99.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.5% common minority interest in the Operating Partnership.

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

Since the start of the third quarter of 2008, conditions in the global capital markets and the U.S. economy have continued to deteriorate. The U.S. federal government has nationalized government-sponsored mortgage entities, Fannie Mae and Freddie Mac, and has taken other substantive actions to stabilize U.S. financial institutions, capital markets and the economy. In response to these events, the Company has adjusted the timing of its strategic priorities by deferring further substantive activities on its pre-development pipeline and by focusing on maintaining the relative strength of its balance sheet and the liquidity necessary to fund its operations, including its active pipeline of development projects under construction and its near-term debt maturities.

Post Properties, Inc.	27
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Since the conclusion of the sales process, the Company closed the sales of three apartment communities for total gross proceeds of approximately $113,950 in the second half of 2008, closed a $184,683 secured portfolio financing with Freddie Mac in October 2008 and another $202,162 secured portfolio financing with Freddie Mac in January 2009. As discussed more fully in “Liquidity and Capital Resources” below, the proceeds from the above-described transactions are expected to be used in 2009 to further the Company’s strategy of managing its balance sheet to stay in front of short-term liquidity requirements, including scheduled debt maturities and remaining development spending, by maintaining substantial unused line capacity and available cash equivalents. The status of the Company’s financing activities, asset sales, development and cost savings initiatives are discussed in further detail below.

Operations Overview

Although the Company’s operating results have benefited from generally improved fundamentals in the multi-family apartment market over the last several years, the rate of growth has been moderating since 2007, and as discussed further below, is forecasted to decline in 2009. This was evidenced by year over year increase (decrease) in same store operating revenues and property net operating income (“NOI”) of 1.4% and (0.1)%, respectively, in 2008, compared to 2007, and 4.8% and 4.9%, respectively, in 2007, compared to 2006.

As a result of recent events in the global capital markets and the U.S. economy, including a severe tightening in the credit markets, increasing unemployment and declining consumer confidence, a significant decline in economic growth in the U.S. is forecasted during 2009. Historically, weaker economic conditions and declining job growth in the U.S. and in the Company’s markets has led to deteriorating, even negative, revenue and NOI growth in the multi-family market. Further, the multi-family market is being adversely impacted by a substantial decline in the overall U.S. housing market, attributable in part to continued concerns relating to the impact of rising mortgage delinquencies and foreclosures, tighter credit markets and a rising (“shadow”) supply of for-sale multi-family product entering the rental market. Based on the above factors, the Company is forecasting a decline in same store community revenues and NOI in 2009 as more fully discussed in the “Outlook” section below. If the recession in the U.S. economy were to worsen or continue beyond 2009, the Company’s operating results would be adversely affected. In addition, the overall tightening of the credit markets and current conditions in the global capital markets and the U.S. economy could also make it increasingly difficult for the Company to actively pursue sales of its assets currently held for sale and will continue to adversely impact the Company’s ability to obtain joint venture or other financing for its development projects while these conditions persist.

During the year ended December 31, 2008, the Company reduced its headcount approximately 15%, including an approximately 25% reduction in headcount in corporate office positions, through a combination of asset sales, out-sourcing, attrition and positions eliminated. In connection with these headcount reductions, the Company incurred severance charges during 2008 of approximately $5,540. The Company also implemented a salary freeze for associates with base salaries greater than $50, substantially reduced bonuses, including eliminating any incentive bonus for 2008 for the Company’s President and CEO, reduced long-term incentives for executive officers for 2008 and targeted long-term incentives for 2009. In addition, at his request, compensation paid to the Chairman of the Company’s Board of Directors was substantially reduced for 2008 and waived entirely for 2009. There can be no assurance that the Company will not recognize additional severance charges in future periods.

The Company is currently marketing for sale three apartment communities, totaling 1,328 units, including two communities located in Atlanta, Georgia and one community located in the northern Virginia submarket of greater Washington, D.C. Gross proceeds that may potentially be realized by the Company from the sales of these three communities are expected to be utilized consistent with the Company’s liquidity and balance sheet strategy discussed above and are currently expected to be in excess of $150,000. However, current conditions in the global capital markets and the U.S. economy discussed above may adversely affect the Company’s ability to sell assets, making it difficult for potential buyers to obtain financing at attractive terms or at all. As a result, there can be no assurance that the potential gross proceeds will be realized by the Company, used for the purposes intended or that these assets will be sold.

The Company’s asset sales strategy over the past several years has been focused on repositioning its real estate portfolio and building its development and value creation capabilities centered upon its Southeast, Southwest and Mid-Atlantic regions. During this time, the Company was a net seller of apartment assets in an effort to exploit opportunities to harvest

Post Properties, Inc.	28
Post Apartment Homes, L.P.

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

In this regard, the Company disposed of 1,340, 807 and 1,093 apartment units in 2006, 2007 and 2008, respectively, for aggregate gross proceeds of approximately $175,000, $91,800 and $133,800 in 2006, 2007 and 2008, respectively. In 2007, the Company also transferred three communities, containing 1,202 apartment units, to a newly formed unconsolidated entity, in which the Company retained a 25% interest. The 75% interest in these communities effectively sold to the institutional partner generated gross proceeds of approximately $136,200. During this same period, the Company acquired 819 and 350 apartment units for aggregate gross purchase prices of approximately $152,000 and $74,000 in 2006 and 2007, respectively. There were no communities acquired in 2008.

As more fully described in “Current Development Activity” below, the Company made the decision to defer further substantive activities on all of its pre-development projects and to abandon the pursuit of certain other development projects in light of difficult market conditions. Additionally, during 2008, management evaluated its current expectations regarding the timing and projected undiscounted future cash flows from land held for future development (including the Company’s expectations of possible future uses, capitalization rates, investors’ return expectations, rental rates and operating cash flows) and reduced its expectations regarding the estimated fair values of its land holdings. As a result, the Company recorded non-cash impairment charges of approximately $87,831 for the year ended December 31, 2008 to write down a substantial portion of its land held for sale and land held for future investment (including the Company’s interest in a joint venture that holds land for future investment) to estimated fair market value and to write off approximately $2,727 in pursuit costs on abandoned projects. After considering the impact of the impairment charges discussed above, which on a cumulative basis represented an approximately 47% reduction to the original aggregate carrying values of its land assets, the Company’s land held for future investment and sale totaled approximately $98,428 at December 31, 2008.

At present, management believes that the timing of future development starts will depend largely on the stabilization of capital market conditions and the U.S. economy, which it believes will influence conditions in employment and the local real estate markets, the Company’s ability to generate asset sales proceeds and its ability to attract potential construction loan financing and joint venture equity to fund future development. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.

As of December 31, 2008, the Company’s aggregate pipeline of development projects under construction totaled approximately $542,000 (including the Company’s share, net of joint venture partner interests, of $508,300). As of the same date, approximately $200,700 of estimated construction costs remained to be funded by the Company (or approximately $163,300, excluding committed construction loan financing and escrow deposits held by the construction lender). The Company expects to fund future estimated construction expenditures primarily by utilizing available cash equivalents and borrowing capacity under its unsecured revolving lines of credit. See “Liquidity and Capital Resources” below where discussed further.

Based on the factors discussed above, there can be no assurance that land held for investment will be developed in the future or at all. Should the Company further change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, the Company may be required to recognize additional impairment losses in future periods. Should the Company change its current estimates of the fair value of assets held for sale to below their carrying values, the Company may also be required to recognize additional impairment losses in future periods.

In early 2005, the Company entered the for-sale condominium housing market to exploit the strategic opportunity for Post to serve those consumers who are choosing to own, rather than rent, their home. In total, the Company has converted five apartment communities since 2005, initially consisting of 731 units (including one held in a joint venture), into for-sale

Post Properties, Inc.	29
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

condominium homes. As of the end of 2008, three of these condominium conversion projects were sold out. The other two projects, containing a total of 349 units, had on average closed the sales of approximately 77.9% of their total units as of February 2, 2009. Beginning in the second quarter of 2007, the Company also began closing condominium homes at two of its newly developed for-sale condominium projects, containing 230 homes. During the fourth quarter of 2008, the Company completed the 100% sell-out of its condominium project in the greater Washington, D.C. area, containing 145 homes. The second newly developed condominium project in Dallas, Texas had closed the sales of approximately 63.5% of its total units as of February 2, 2009. In addition, the Company and its affiliates are developing two luxury for-sale condominium developments: The Ritz-Carlton Residences, Atlanta, Buckhead, consisting of 129 units, and The Four Seasons Residences in Austin, Texas, consisting of 147 units.

Beginning in 2007 and continuing presently, there has been a substantial decline in the condominium and single family housing markets due to increasing supplies of such assets, weak consumer confidence, tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of prospective condominium buyers to qualify for mortgage financing, and a significant slow down in the residential housing market in the U.S. Further, as a result of the turmoil in the global capital markets and a recession in the U.S. economy discussed above, the for-sale housing markets are likely to continue to be weak and may even deteriorate further. As a result, condominium closings are likely to be slow at these communities into 2009.

The Company implemented reduced pricing programs in 2008 in an effort to reduce its unsold condominium inventory at its completed and active for-sale projects. These reduced pricing programs have generally resulted in lower condominium profits in 2008 compared to prior years. There can be no assurance of the amount or pace of future for-sale condominium sales and closings. As discussed in Note 1 to the consolidated financial statement contained herein, the Company uses the relative sales value method to allocate costs and recognize profits from condominium projects. This method requires the Company to estimate its total condominium profits costs and profits each period. Should the Company further adjust its estimates regarding costs and profits expected to be realized from its condominium projects in future periods, the Company may recognize additional losses in subsequent periods to reduce estimated profits previously recorded or may recognize impairment losses if the carrying value of these assets is not deemed recoverable.

The Company’s expansion into for-sale condominium housing exposes the Company to additional risks and challenges, which if they materialize, could have an adverse impact on the Company’s business, results of operations and financial condition. As of December 31, 2008, the Company had approximately $229,700 of total estimated capital cost (based on book value and including the Company’s investment in unconsolidated entities) committed to its for-sale condominium conversion and ground-up development projects, including the Company’s share of projected development costs expected to be funded relating to for-sale projects currently under construction and held for sale. See “Risk Factors” elsewhere in this Form 10-K for a discussion of these and other Company risk factors.

The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 0.7%, 1.4% and 1.9% weighted average common minority interest in the Operating Partnership in 2008, 2007 and 2006, respectively. See the summary financial information in the section below titled, “Results of Operations.”

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” or similar expressions. Examples of such statements in this report include the Company’s anticipated performance for the year ending December 31, 2009

Post Properties, Inc.	30
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(including the Company’s assumptions for such performance and expected levels of costs and expenses to be incurred in 2009), anticipated apartment community sales (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium homes, development of new for-sale condominium housing and the related sales of the for-sale condominium homes, anticipated future acquisition and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), accounting recognition and measurement of guarantees, anticipated renovation projects, anticipated costs, timing and expense to remediate and improve apartment communities with stucco and EIFS exteriors, anticipated overhead reductions, expectations regarding the timing and projected future cash flows from land held for future development and estimated fair values of land holdings, expected costs of interest expense, anticipated refinancing and other new financing needs, the anticipated dividend level in 2009, the Company’s ability to meet new construction, development and other long-term liquidity requirements, and its ability to execute future asset sales. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•

The success of the Company’s business strategies described on pages 2 to 3 of the Form 10-K and those discussed under “Conclusion of Strategic Process and Strategies to Enhance Shareholder Value” in this Management Discussion and Analysis of Financial Condition and Results of Operations;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;
•	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;
•	A downgrade in the credit rating of the Company’s securities;
•	Demand for apartments in the Company’s markets and the effect on occupancy and rental rates;
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

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;
•	The costs of remediating damage to the Company’s communities that have stucco or exterior insulation finishing systems for potential water penetration and other related issues;

Post Properties, Inc.	31
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code; and
•	Other factors, including the risk factors discussed in Item 1A of this Form 10-K.

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

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices and these accounting policies are discussed in note 1 to the Company’s consolidated financial statements. Also discussed in note 1 to the consolidated financial statements, there are new accounting pronouncements issued in 2008 and 2007 that may have an impact on future reported results. The potential impact of certain new pronouncements on the Company is discussed below and in the consolidated financial statements. As the Company is in the business of developing, owning and managing apartment communities and developing, converting and selling for-sale condominiums, its critical accounting policies, ones that are subject to significant management estimates and judgments, relate to cost capitalization, asset impairment evaluation and revenue and profit recognition of for-sale condominium activities.

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs directly related to apartment communities under development and construction. Interest capitalized to projects under development or construction can fluctuate significantly from year to year based on the level of projects under development or construction and to a lesser extent, changes in the weighted average interest rate used in the calculation. For the years ended December 31, 2008, 2007 and 2006, the Company capitalized interest totaling $12,406, $11,801 and $9,942, respectively. The increase in capitalized interest primarily relates to a significantly increased development pipeline over the last few years. The weighted average interest rates used in the calculation of the capitalized interest amounts ranged from 6.6% to 6.3% from 2006 to 2008 and, as a result, were not the primary driver of the changes in interest capitalization discussed above. In 2009, the Company anticipates decreased interest capitalization over 2008 levels due to the completion of current projects under development throughout 2009 and due to a decision to cease new development starts due to conditions in the global capital markets and the U.S. economy. The average interest rate used in the interest capitalization calculation is expected to be substantially the same or somewhat lower than 2008. Due to the predominately fixed rate nature of the Company’s debt, future increases or decreases in short-term interest rates are not expected to have a significant impact on the weighted average interest rate used for interest capitalization purposes. Future increases in short-term and long-term interest rates over time would cause an increase in the weighted average rate used for capitalization and cause interest amounts capitalized to increase.

Internal personnel and associated costs are capitalized to the projects under development or construction based upon the effort associated with such projects. Until early 2008, the Company had been increasing its development personnel in three regional geographic areas in anticipation of increased development activity in 2008 and 2009. In 2008, 2007 and 2006, the Company expensed $5,131, $7,302 and $6,654, respectively, of development personnel and associated costs. In anticipation of slower development starts and lower development cost volumes in 2009 compared to 2008, the Company reduced the size and cost of its investment and development division principally through headcount reductions occurring in the later half of 2008. The Company expects lower capitalization of development personnel and associated costs to development projects in 2009, but due to reduced personnel and other costs, the Company expects investment and development expense to be somewhat lower than in 2008. If the Company does not initiate new development starts later in 2009 and into 2010, aggregate expensed development and investment expenses will increase into 2010 without further cost reductions.

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

Post Properties, Inc.	32
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expecting holding period are less than the asset’s net book value. For real estate assets held for sale, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At December 31, 2008 and 2007, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. In 2008, the severe downturn in overall economic conditions in the U.S. and the lack of available capital have significantly impacted the value of real estate in the U.S. including land, assets under development and operating assets held by the Company. Following the methodology discussed herein, the Company recorded aggregate impairment charges of $87,831 in 2008 to reduce a substantial portion of its land held for sale and land held for future investment and their associated pre-development costs to their estimated fair market value. The Company also wrote off $2,727 in capitalized pursuit costs associated with abandoned projects in 2008. See notes 1 and 7 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets and for a further discussion of impairment charges recorded in 2008. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record future impairment charges.

In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, once construction of these assets is completed and units are ready for their intended use, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). Thus, should the Company’s estimates of discounted future cash flows from completed condominium assets be deemed insufficient to recover the carrying value of those assets in future periods, the Company may be required to recognize future impairment losses on those assets in such periods. The Company and its affiliates currently own interests in two luxury condominium assets with a total projected cost of approximately $248,800 (the Company’s share, net of its joint venture partner’s interest in one project, is approximately $215,100). Initial condominium units in these projects are currently expected to completed and delivered for their intended use starting in the fourth quarter of 2009 and first quarter of 2010, respectively.

At December 31, 2008, the Company is selling condominiums at two condominium conversion communities and at one developed community completed in 2007. A second developed community sold its final units in late 2008. Under Statement of Financial Accounting Standards No. 66 (“SFAS No. 66”), the Company recognizes revenue and the resulting profit from condominium sales based on the relevant facts and circumstances associated with each condominium project. For condominium conversion projects, revenues are recognized upon the closing of each sale transaction (the “Completed Contract Method”), as all conditions for full profit recognition are generally met at that time and the conversion construction periods are typically very short. In 2007 and 2008, sales occurred at both the condominium conversion and developed communities.

Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. Under the relative sales value method, estimates of aggregate project revenues and aggregate project costs are used to determine the allocation of project cost of sales and the resulting profit in each accounting period. In subsequent periods, project cost of sale allocations and profits are adjusted to reflect changes in the actual and estimated costs and revenues of each project. Unexpected increases or decreases in estimated project revenues and project costs could cause future cost of sale and profit margin amounts recognized in the financial statements to be different than the amounts recognized in prior periods. As the Company continues in the condominium business in future periods, changes in estimates of this nature could have a significant impact on reported future results from operations.

For developed condominiums, the Company evaluates the factors specified in SFAS No. 66 and the guidance provided by EITF Issue No. 06-8 (“EITF No. 06-8”) to determine the appropriate method of accounting for each project (either the “Percentage of Completion Method” or the “Completed Contract Method”). The factors used to determine the appropriate method are a determination of whether: the purchaser is legally committed to closing in the real estate contract; the construction of the project is beyond a preliminary phase; sufficient units have been contracted to ensure the project will

Post Properties, Inc.	33
Post Apartment Homes, L.P.

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

To date, the Company accounts for revenues, project cost of sales and resulting profits at all of its condominium development projects under the Completed Contract Method, similar to the accounting for condominium conversion projects discussed above. This conclusion was based upon the determination that the initial and continuing cash investments received did not meet the requirements of SFAS No. 66 and EITF No. 06-8, the inability to reasonably estimate the project sales proceeds, as well as other factors.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company on January 1, 2009. The Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on the Company’s financial position or results of operations.

SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R replaces SFAS No. 141 on the date it becomes effective. SFAS No. 141R will require 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R will lead to the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. SFAS No. 141R is effective for the Company on January 1, 2009. The Company does not anticipate that the adoption of SFAS No. 141R will have a material impact on the Company’s financial position or results of operations.

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

For the year ended December 31, 2008, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 38 communities that were completed and stabilized for all of the current and prior year, (2) two communities that achieved full stabilization during 2007, (3) portions of two communities that are being converted into condominiums that are reflected in continuing operations under SFAS No. 144 (see note 1 to the consolidated financial statements), (4) one operating community that was acquired in 2007, and (5) six communities and an additional phase of one community under rehabilitation programs or in lease-up. These operating segments exclude the operations of three apartment communities classified as discontinued operations, and three apartment communities currently under development (not currently in lease-up).

Post Properties, Inc.	34
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. The lease-up deficits for the years ended December 31, 2008, 2007 and 2006 were approximately $3,052, $1,853 and $460, respectively.

In order to evaluate the operating performance of its communities for the comparative years listed below, the Company has presented financial information which summarizes the rental and other revenues, property operating and maintenance expenses (excluding depreciation and amortization) and net operating income on a comparative basis for all of its operating communities and for its stabilized operating communities. Net operating income is a supplemental non-GAAP financial measure. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income” is the most directly comparable GAAP measure to net operating income. Net operating income is reconciled to GAAP net income in the financial information accompanying the tables. The Company believes that net operating income is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of geographic operations, operating segment groupings and individual properties. Additionally, the Company believes that net operating income, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community.

Post Properties, Inc.	35
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

The operating performance from continuing operations for all of the Company’s apartment communities summarized by segment for the years ended December 31, 2008 and 2007 is summarized as follows:

	Year ended December 31,
	2008	2007	% Change
Rental and other property revenues
Fully stabilized communities (1)	$220,217	$217,207	1.4%
Communities stabilized during 2007 (2)	10,684	7,613	40.3%
Development, rehabilitation and lease-up communities	19,169	16,108	19.0%
Condominium conversion and other communities (3)	639	9,810	(93.5)%
Acquired communities (4)	5,420	2,124	155.2%
Other property segments (5)	24,782	23,860	3.9%

	280,911	276,722	1.5%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	88,391	85,299	3.6%
Communities stabilized during 2007 (2)	4,209	3,991	5.5%
Development, rehabilitation and lease-up communities	11,545	8,081	42.9%
Condominium conversion and other communities (3)	268	4,455	(94.0)%
Acquired communities (4)	2,452	862	184.5%
Other property segments, including corporate management expenses (6)	28,414	30,867	(7.9)%

	135,279	133,555	1.3%

Property net operating income (7)	$145,632	$143,167	1.7%

Capital expenditures (8)(9)
Annually recurring:
Carpet	$2,778	$2,783	(0.2)%
Other	7,283	6,327	15.1%

Total	$10,061	$9,110	10.4%

Periodically recurring	$8,046	$8,182	(1.7)%

Average apartment units in service	16,499	16,610	(0.7)%

(1)	Communities which reached stabilization prior to January 1, 2007.
(2)	Communities which reached stabilization in 2007.
(3)

Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144 and communities converted to joint venture ownership in 2007.

(4)	Operating communities acquired subsequent to January 1, 2007.
(5)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $1,029 and $602 for the years ended December 31, 2008 and 2007, respectively.

(6)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance.

Post Properties, Inc.	36
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(7)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year ended December 31,
	2008	2007
Total same store NOI	$131,826	$131,908
Property NOI from other operating segments	13,806	11,259

Consolidated property NOI	145,632	143,167

Add (subtract):
Interest income	667	822
Other revenues	1,029	602
Minority interest in consolidated property partnerships	(395)	(1,857)
Depreciation	(63,530)	(61,476)
Interest expense	(48,863)	(47,447)
Amortization of deferred financing costs	(3,473)	(3,297)
General and administrative	(16,808)	(18,093)
Investment and development	(5,131)	(7,302)
Other investment costs	(1,384)	(400)
Strategic review costs	(8,161)	-
Impairment, severance and other charges	(98,862)	-
Gains on sales of real estate assets, net	2,752	100,015
Equity in income of unconsolidated real estate entities	1,224	1,556
Other income (expense), net	(1,239)	(1,098)
Minority interest of common unitholders	719	(1,347)

Income (loss) from continuing operations	(95,823)	103,845
Income from discontinued operations	87,171	74,854

Net income (loss)	$(8,652)	$178,699

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

	Year ended December 31,
	2008	2007
Annually recurring capital expenditures
Continuing operations	$10,061	$9,110
Discontinued operations	1,101	2,000

Total annually recurring capital expenditures per statements of cash flows	$11,162	$11,110

Periodically recurring capital expenditures
Continuing operations	$8,046	$8,182
Discontinued operations	158	269

Total periodically recurring capital expenditures per statements of cash flows	$8,204	$8,451

The Operating Partnership reported a net loss attributable to common unitholders of $16,402 for the year ended December 31, 2008 compared to net income available to common unitholders of $173,455 for the year ended December 31, 2007. The Company reported a net loss attributable to common shareholders of $16,289 for the year ended December 31, 2008 compared to net income available to common shareholders of $171,062 for the year ended December 31, 2007. As discussed below, the decrease between periods primarily reflects reduced gains on sales of apartment communities (including proportionate gains on the sale of a 75% interest in three apartment communities to a joint venture), in both continuing and discontinued operations, and land parcels of $73,657, a decrease in gains on sales of condominiums, net of taxes, of $11,162 and strategic review, impairment, severance and other costs of $107,023 in 2008.

Post Properties, Inc.	37
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Rental and other revenues from property operations increased $4,189 or 1.5% from 2007 to 2008 primarily due to increased revenues from the Company’s fully stabilized communities of $3,010 or 1.4%, increased revenues of $3,071 or 40.3% from communities that achieved full stabilization in 2007, increased revenue from development, rehabilitation and lease-up communities of $3,061 or 19.0% and increased revenues from acquired communities of $3,296, offset by reduced revenues from condominium conversion and other communities of $9,171. The revenue increase from fully stabilized communities is discussed more fully below. The revenue increase from communities that achieved full stabilization in 2007 reflects two communities that were fully stabilized for 2008 compared to the communities being in lease up and under rehabilitation for 2007. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of two communities and one community expansion between years. The revenue increase from acquired communities reflects the Company’s acquisition of one community in July 2007. The revenue decrease from condominium conversion and other communities was due primarily to the transfer and sale of a 75% interest in three communities to an unconsolidated entity in mid to late 2007 and to a lesser extent the reduction of leased units as units were vacated for conversion and sale throughout 2008 and 2007.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $1,724 or 1.3% from 2007 to 2008 primarily due to increases from fully stabilized communities of $3,092 or 3.6%, from development, rehabilitation and lease-up communities of $3,464 or 42.9% and from acquisition communities of $1,590, offset by reduced expenses from condominium conversion and other communities of $4,187 or 94.0%. The expense increase from stabilized communities is discussed below. The expense increase from development, rehabilitation and lease-up communities reflects the lease-up of two communities and one community expansion between years. The expense increase from acquisition communities reflects a full year of expenses in 2008 from the community acquired in July 2007. The expense decrease from condominium conversion and other communities primarily reflects the reduced expenses from the transfer and sale of a 75% interest in three communities to an unconsolidated entity in mid to late 2007.

For the year ended December 31, 2008, gains on real estate assets in discontinued operations included gains of $75,204 from the sale of four apartment communities containing 1,093 apartment units. For the year ended December 31, 2007, gains on sales of real estate assets in continuing operations included a 75% proportionate gain of $81,268 related to the transfer and sale of a 75% interest in three communities to an unconsolidated entity as well as $5,186 from the sales of land sites. Gains on real estate assets in discontinued operations for the year ended December 31, 2007 included gains of $62,407 from the sale of three apartment communities containing 807 apartment units. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund new investment activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the years ended December 31, 2008 and 2007, gains on sales of real estate assets from condominium sales activities, net of income taxes, were $2,783 and $13,945, respectively. As discussed in the consolidated financial statements, condominium gains, net of income taxes, of $2,752 and $13,561 in 2008 and 2007, respectively, were included in continuing operations. The decrease in aggregate condominium gains between periods primarily reflects the sales of 44 units at condominium conversion communities in 2008 compared to 94 in 2007, and 69 units sold in 2008 compared to 129 units sold in 2007 at developed communities. Additionally, the decrease in condominium profits between periods reflects lower revenue and profit margin expectations in 2008, including the negative impact of lowering such expectations throughout 2008. Lower revenues and profit margins were driven primarily by the slowing residential housing market in 2008 resulting from tighter credit markets, an over supply of condominium units and declining general economic conditions. The Company expects gains (losses) on condominium sales activities to continue at a slow pace into 2009 as the backlog of condominiums under contract continues to be low and due to a further tightening of credit market conditions in an already slow for-sale housing market as well as a severe decline in overall U.S. economic activity. See the “Outlook” section below for a discussion of expected condominium sale closings at the Company’s condominium communities.

Depreciation expense increased $2,054 or 3.3% from 2007 to 2008, primarily due to increased depreciation of $1,940 related to development and lease-up communities as apartment units were placed in service in late 2007 and 2008, increased depreciation of $259 related to communities that stabilized in 2007 and $625 related to one community acquired

Post Properties, Inc.	38
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

in 2007. In addition, depreciation expense increased by approximately $1,303 between periods due to an acceleration of depreciation expense resulting from a revision in estimated useful life for certain assets expected to be retired in 2009 as a result of the Company’s water intrusion remediation project, $466 between periods due to the acceleration of depreciation related to the retirement of six apartment units and certain enclosed garages at a Florida community in order to accommodate an expansion of the community in 2007, reduced depreciation of $1,374 resulting from the contribution of three communities into an unconsolidated entity in mid to late 2007 and decreased depreciation of $267 at commercial properties due to prior year accelerated depreciation of tenant improvements at certain properties resulting from early terminations.

General and administrative expenses decreased $1,285, or 7.1%, from 2007 to 2008 primarily due to reduced corporate recurring legal costs during the Company’s concluded strategic review process, reduced executive incentive compensation accruals, reduced accruals for certain employee award programs and reduced travel and entertainment expenses that were eliminated as part of the Company’s initiative to reduce expenses.

Investment and development expenses decreased $2,171 or 29.7% from 2007 and 2008. In 2008, the Company’s development personnel and other costs decreased $402 over 2007, as the Company began to reduce headcount and associated costs as a result of a decision to cease new development starts in late 2008 and into 2009. The decrease in expenses was also due to $1,769 of increased capitalization of development personnel to increased development activity commencing in 2007 and continuing into 2008. As a result of cost reduction efforts in 2008, the Company expects net investment and development expenses to be somewhat lower in 2009, compared to 2008.

Other investment costs increased $984 or 246.0% from 2007 and 2008. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The increase in 2008 reflects a full year of expense in 2008 for certain land parcels no longer considered probable of future development in the near term.

Impairment, severance and other charges in 2008 included non-cash impairment charges of approximately $87,831 relating to a substantial portion of the Company’s land held for sale and land held for future investment, as well as the write off of $2,727 in capitalized pursuit costs associated with abandoned projects. Impairment, severance and other charges in 2008 also included severance charges of $5,540 associated with the elimination of approximately 64 employment positions in 2008. The impairment and severance charges resulted from decisions to reduce the Company’s development pipeline and personnel costs after an evaluation of its current pipeline in light of difficult market conditions and upon the conclusion of a strategic review process in the first six months of 2008. See note 8 to the consolidated financial statements for further discussion. Additionally, the Company recorded estimated casualty losses of approximately $2,764 in 2008 related to damage sustained at the Company’s Houston, Texas properties from Hurricane Ike in September 2008. The Company currently estimates that these losses will be below its insured wind storm deductible.

Strategic review costs in 2008 of $8,161 were a result of the Company’s formal process to pursue a possible business combination or sale transaction. These costs generally consist of legal, financial and other costs. The Company’s Board of Directors ended the process in June 2008 due to the increasingly difficult market environment as well as a lack of definitive proposals.

Interest expense included in continuing operations increased $1,416 or 2.98% from 2007 to 2008 primarily due to increased interest costs associated with slightly higher debt levels in 2008. Higher debt levels related to a strategic decision to increase the Company’s cash liquidity to be used to fund the completion of development projects under construction and to fund near-term debt maturities. The increased expense amounts between periods were offset somewhat by increased interest capitalization on the Company’s development projects of $605 between periods. Interest capitalization is expected to decrease in 2009 due primarily to the cessation of interest capitalization on eight pre-development projects that are no longer probable of starting in the near term. Interest expense included in discontinued operations decreased from $6,186 in 2007 to $3,916 in 2008 primarily due to interest expense associated with seven communities classified as held for sale or sold in 2008 compared to twelve communities classified as held for sale or sold in 2007. The Company expects interest expense in 2009 to be higher than in 2008 due to the cessation of interest capitalization on the pre-development projects discussed above that are no longer probable of starting in the near term, the completion of projects under development in 2009 and the increased interest expense associated with a new secured, fixed rate borrowings that closed in October 2008 and in January 2009.

Post Properties, Inc.	39
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Equity in income of unconsolidated real estate entities decreased $332 or 21.3% from 2007 to 2008. The decrease was primarily due to increased interest expense at two of the unconsolidated entities that refinanced debt during the second half of 2008 at both higher principal amounts and higher interest rates as well as by the cessation of earnings from the unconsolidated entity that was selling condominium conversion units in 2007.

Other expenses for 2008 primarily related to non-cash expense related to the mark-to-market of the Company’s interest rate swap arrangement of $239 due to the ineffectiveness of the swap in the second half of 2008, $202 in inspection costs associated with the Company’s water intrusion remediation initiative started in 2008 as well as estimated state franchise taxes. Other expenses in 2007 related to estimated state franchise and other income taxes. Franchise taxes are associated with income-based taxes in Texas that became effective in 2007.

Annually recurring and periodically recurring capital expenditures from continuing operations increased $815 or 4.7% from 2007 to 2008. The increase in annually recurring capital expenditures of $951 primarily reflects an increase in expenditures of $1,375 primarily related to amenity and breezeway upgrades as well as generally higher appliance, landscape and pool upgrade expenditures due to the timing of such expenditures between years and capital expenditures of approximately $308 related to the Company’s water intrusion remediation project, partially offset by a decrease of approximately $732 in expenditures at three communities that were contributed to an unconsolidated entity in mid to late 2007. The decrease in periodically recurring capital expenditures of $136 primarily reflects decreased costs associated with non-revenue generating capital expenditures at one community incurred in conjunction with the Company’s rehabilitation of the community in 2007 (approximately $2,263), reduced expenditures at three communities contributed to unconsolidated entities in 2007 of approximately $758 and reduced expenditures for access upgrades at several communities between years. These decreases were offset by increased capital expenditures for “resident design center” costs of approximately $1,483, capital expenditures related to the Company’s water intrusion remediation project at several communities of approximately $1,048 and increased tenant improvements at retail properties in 2008. The “resident design center” program offers certain residents selected unit enhancements (principally appliance upgrades, granite counter tops, closet organizers, wood flooring and wood blinds) in return for increased rental revenues. This program started in late 2007 with a more significant roll out in 2008. Capital expenditures related to this program are expected to continue in 2009.

Post Properties, Inc.	40
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Fully Stabilized (Same Store) Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and classified as held for sale, communities under rehabilitation. For the 2008 to 2007 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2007. This portfolio consisted of 38 communities with 14,029 units, including ten communities with 4,242 units (30.2%) located in Atlanta, Georgia, ten communities with 3,095 units (22.1%) located in Dallas, Texas, three communities with 1,877 units (13.4%) located in Tampa, Florida, four communities with 1,700 units (12.1%) located in the greater Washington D.C. metropolitan area, four communities with 1,388 units (9.9%) located in Charlotte, North Carolina and seven communities with 1,727 units (12.3%) located in other markets. The operating performance of these communities is summarized as follows:

	Year ended December 31,
	2008	2007	% Change
Rental and other revenues	$220,217	$217,207	1.4%
Property operating and maintenance expenses (excluding depreciation and amortization)	88,391	85,299	3.6%

Same store net operating income (1)	$131,826	$131,908	(0.1)%

Capital expenditures (2)
Annually recurring:
Carpet	$2,587	$2,495	3.7%
Other	5,799	4,432	30.8%

Total annually recurring	8,386	6,927	21.1%
Periodically recurring	6,647	4,070	63.3%

Total capital expenditures (A)	$15,033	$10,997	36.7%

Total capital expenditures per unit
(A ÷ 14,029 units)	$1,072	$784	36.7%

Average economic occupancy (3)	94.4%	94.6%	(0.2)%

Average monthly rental rate per unit (4)	$1,306	$1,286	1.6%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 37 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year ended December 31,
	2008	2007
Annually recurring capital expenditures by operating segment
Fully stabilized	$8,386	$6,927
Communities stabilized during 2007	175	73
Development, rehabilitation and lease-up	1,173	1,049
Condominium conversion and other	—	731
Acquired	110	27
Other segments	1,318	2,303

Total annually recurring capital expenditures per statements of cash flows (1)	$11,162	$11,110

Periodically recurring capital expenditures by operating segment
Fully stabilized	$6,647	$4,070
Communities stabilized during 2007	184	2,458
Development, rehabilitation and lease-up	144	452
Condominium conversion and other	—	758
Acquired	228	6
Other segments	1,001	707

Total periodically recurring capital expenditures per statements of cash flows (1)	$8,204	$8,451

Post Properties, Inc.	41
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

The Company uses same store annually recurring and periodically recurring capital expenditures as cash flow measures. Same store annually recurring and periodically recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of communities stabilized in the prior year, condominium conversion communities, lease-up communities, and sold communities in addition to same store information. Therefore, the Company believes that its presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures are the lines on the Company’s consolidated statements of cash flows entitled “annually recurring capital expenditures” and “periodically recurring capital expenditures.”

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 93.5% and 93.8% for the years ended December 31, 2008 and 2007, respectively. For the years ended December 31, 2008 and 2007, net concessions were $1,229 and $988, respectively, and employee discounts were $744 and $816, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Rental and other revenues increased $3,010 or 1.4% from 2007 to 2008. This increase resulted from a 1.6% increase in the average monthly rental rate per apartment unit. The increase in average rental rates resulted in a revenue increase of approximately $3,488 between years. Average economic occupancy decreased from 94.6% in 2007 to 94.4% in 2008. The occupancy decrease between periods resulted in higher vacancy losses of $505 in 2008. Other property revenues increased $27 due primarily to higher utility reimbursements offset by slightly higher net concessions between years of $241. Overall, the revenue performance of the operating portfolio for 2008 reflected moderate, but decelerating, market conditions (see “Company Overview” and “Outlook” where discussed further). Average occupancy levels remained generally consistent between years. The Company expects the declining rental rate environment that began in the fourth quarter of 2008 to continue and to accelerate in 2009. The recent deteriorating economic conditions in the U.S. and the resulting significant decline in employment in the U.S. and in the Company’s markets are expected to result in declines in rental rates in 2009 as the Company seeks to maintain occupancy levels relatively consistent with 2008. See the “Outlook” section below for an additional discussion of trends for 2009.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,092 or 3.6% from 2007 to 2008. This increase was primarily due to increased property tax expenses of $2,129 or 7.8%, increased maintenance expenses of $570 or 5.8%, increased utility expenses of $835 or 7.6% and increased personnel costs of $415 or 2.1%, offset by decreased insurance expense of $303 or 6.4% and decreased advertising expenses of $341 or 8.9%. Property tax expenses increased due to increased property valuations in 2008 and the stepped phase-out of property tax exemptions at the Company’s two New York City assets. Maintenance expenses increased primarily due to higher interior and exterior painting costs, partially due to the timing of the expenses between years. Utility costs increased primarily due to generally higher utility rates and due to the expiration in early 2008 of a favorable pricing program in Texas. Personnel costs increased primarily due to annual salary increases effective in January 2008. Insurance expenses decreased primarily due to reduced property insurance rates achieved in the May 2008 program renewal. Advertising expenses decreased primarily due to the reductions in print advertising as well as reductions in special promotions programs in 2008.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

For the purposes of comparative operating performance, the Company categorizes its operating communities based on the period each community reaches stabilized occupancy, as defined above. For the 2007 to 2006 comparison, the operating community categories were based on the status of each community as of December 31, 2007. As a result, these categories are different from the operating community categories used in the 2008 to 2007 comparison discussed earlier in this section. Further, the amounts reported in the table below have been adjusted from the amounts reported in the Company’s December 31, 2007 financial statements due to the restatement impact of reclassifying the operating results of assets designated as held for sale in 2008 to discontinued operations under SFAS No. 144 (see the related discussion under the caption, “Discontinued Operations”). The operating performance from continuing operations for all of the Company’s apartment communities combined for the years ended December 31, 2007 and 2006 is summarized as follows:

Post Properties, Inc.	42
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

	Year ended December 31,
	2007	2006	% Change
Rental and other property revenues
Fully stabilized communities (1)	$214,320	$204,417	4.8%
Development, rehabilitation and lease-up communities	14,972	9,545	56.9%
Condominium conversion and other communities (3)	9,810	17,281	(43.2)%
Acquired communities (4)	13,760	7,027	95.8%
Other property segments (5)	23,860	23,652	0.9%

	276,722	261,922	5.7%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	84,345	80,507	4.8%
Development, rehabilitation and lease-up communities	8,257	5,429	52.1%
Condominium conversion and other communities (3)	4,455	7,684	(42.0)%
Acquired communities (4)	5,631	3,175	77.4%
Other property segments, including corporate management expenses (6)	30,867	29,185	5.8%

	133,555	125,980	6.0%

Property net operating income (7)	$143,167	$135,942	5.3%

Capital expenditures (8)(9)
Annually recurring:
Carpet	$2,783	$3,180	(12.5)%
Other	6,327	5,331	18.7%

Total	$9,110	$8,511	7.0%

Periodically recurring	$8,182	$5,302	54.3%

Average apartment units in service	16,610	16,561	0.3%

(1)	Communities which reached stabilization prior to January 1, 2006.
(2)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144.
(3)	Operating communities acquired subsequent to January 1, 2006.
(4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $602 and $402 for the years ended December 31, 2007 and 2006, respectively.

(5)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance.

Post Properties, Inc.	43
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Year ended December 31,
	2007	2006
Total same store NOI	$129,975	$123,910
Property NOI from other operating segments	13,192	12,032

Consolidated property NOI	143,167	135,942

Add (subtract):
Interest income	822	1,261
Other revenues	602	402
Minority interest in consolidated property partnerships	(1,857)	(257)
Depreciation	(61,476)	(60,922)
Interest expense	(47,447)	(47,621)
Amortization of deferred financing costs	(3,297)	(3,526)
General and administrative	(18,093)	(15,577)
Investment and development	(7,302)	(6,654)
Other investment costs	(400)	(311)
Gains (losses) on sales of real estate assets, net	100,015	12,881
Equity in income of unconsolidated real estate entities	1,556	1,813
Other income (expense), net	(1,098)	2,592
Minority interest of common unitholders	(1,347)	(235)

Income from continuing operations	103,845	19,788
Income from discontinued operations	74,854	81,681

Net income	$178,699	$101,469

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

	Year ended December 31,
	2007	2006
Annually recurring capital expenditures
Continuing operations	$9,110	$8,511
Discontinued operations	2,000	2,634

Total annually recurring capital expenditures per statements of cash flows	$11,110	$11,145

Periodically recurring capital expenditures
Continuing operations	$8,182	$5,302
Discontinued operations	269	662

Total periodically recurring capital expenditures per statements of cash flows	$8,451	$5,964

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

Post Properties, Inc.	44
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Rental and other revenues from property operations increased $14,800 or 5.7% from 2006 to 2007 primarily due to increased revenues from the Company’s fully stabilized communities of $9,903 or 4.8%, increased revenues of $5,427 from development, rehabilitation and lease-up communities and increased revenues from acquired communities of $6,733, offset by reduced revenues from condominium conversion and other communities of $7,471. The revenue increase from fully stabilized communities is discussed more fully below. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of two communities in 2007. The revenue increase from acquired communities reflects the Company’s acquisition of two communities in March 2006, one community in July 2006 and one community in July 2007. The revenue decrease from condominium conversion and other communities reflects the reduction of leased units as units were vacated for conversion and sale throughout 2006 and 2007 and due primarily to the transfer and sale of a 75% interest in three communities to an unconsolidated entity in 2007.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $7,575 or 6.0% primarily due to increases from acquisition communities of $2,456, from fully stabilized communities of $3,838 or 4.8% and from development, rehabilitation and lease-up communities of $2,828 between periods, offset by reduced expenses from condominium conversion and other communities of $3,229. The expense increase from acquisition communities reflects a full year of expenses in 2007 from communities acquired in 2006 and five months of expenses from one community acquired in the third quarter of 2007. The expense increase from development, rehabilitation and lease-up communities primarily reflects expenses associated with the lease-up of two communities in 2007. The expense increase from stabilized communities is discussed below. The expense decrease from condominium conversion and other communities primarily reflects the reduced expenses from the transfer and sale of a 75% interest in three communities to an unconsolidated entity in 2007.

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

Depreciation expense increased $554, or 0.9% from 2006 to 2007 primarily due to depreciation expense of $2,603 related to development and lease-up communities as apartment units were placed in service in late 2006 and the first half of 2007, $1,742 related to properties acquired in 2006 and 2007 and approximately $466 of accelerated depreciation related to the retirement of six apartment units and certain enclosed garages at a Florida community to accommodate the expansion of the community in 2007. These increases were offset by reduced depreciation between periods at fully stabilized communities of $2,830 resulting from certain furniture and fixtures (with a five year life) at certain properties becoming fully depreciated in 2006 and due to reduced depreciation of $957 from three communities contributed to an unconsolidated joint venture in 2007.

General and administrative expenses increased $2,516, or 16.2%, from 2006 to 2007 primarily due to higher compensation costs, higher business and charitable contribution expenses, higher legal expenses and higher corporate technology expenses. The increase in compensation costs in 2007 of $1,471 reflected annual compensation increases,

Post Properties, Inc.	45
Post Apartment Homes, L.P.

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

Investment and development expenses increased $648 or 9.7% from 2006 and 2007. In 2007, the Company’s development personnel and other costs increased $1,947 over 2006 (exclusive of the specific expense components discussed herein), as the Company continued to grow its development pipeline in three regional markets, due to severance charges of approximately $426 relating to development personnel departures in 2007 as well as $444 of write-offs of costs associated with certain abandoned projects. These cost increases were offset by $2,169 of increased capitalization of development personnel to increasing development activity commencing in 2006 and continuing into 2007.

Other investment costs increased $89 or 28.6% from 2006 to 2007. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The increase resulted from of increased land holdings from 2007 land acquisitions.

Interest expense included in continuing operations decreased $174 or 0.4% from 2006 to 2007. The decreased expense amounts between periods primarily reflected increased interest capitalization on the Company’s development projects of $1,859 between periods offset somewhat by higher interest expense on higher average debt levels due to increased development activity between years, increased development land acquisition activity in 2006 and 2007 and an apartment acquisition in 2007. Interest expense included in discontinued operations decreased from $8,046 in 2006 to $5,964 in 2007 primarily due to interest expense associated with three communities sold in the second half of 2006 and three communities sold in 2007.

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

Other income (expense) in 2007 included expenses associated with estimated state franchise and other income taxes. Franchise taxes are associated with new income-based taxes in Texas that are effective in 2007. In 2006, other income (expense) primarily included a gain on the sale of marketable securities of $573, an additional gain on sale of the Company’s prior year investment in Rent.com of $325 resulting in the receipt of previously escrowed proceeds under the prior year sale and net mark-to-market derivative gains of $1,655.

Annually recurring and periodically recurring capital expenditures from continuing operations increased $3,479 or 25.2% from 2006 to 2007. The increase in annually recurring capital expenditures of $599 primarily reflects higher leasing office and model upgrade expenditures in 2007. The increase in periodically recurring capital expenditures of $2,880 primarily reflects increased costs associated with access upgrades at several communities and access upgrades and other non-revenue generating capital expenditures (principally new roofs and HVAC system upgrades) incurred in conjunction with the Company’s rehabilitation of two communities, offset by decreased tenant improvements at the Company’s office and retail properties due to the timing of large tenant improvements in 2006.

Fully Stabilized (Same Store) Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and classified as held for sale, communities under rehabilitation and

Post Properties, Inc.	46
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

communities converted to joint venture ownership in 2007. For the 2007 to 2006 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2006. This portfolio consisted of 37 communities with 14,029 units, including eleven communities with 4,542 units (32.4%) located in Atlanta, Georgia, eleven communities with 3,464 units (24.7%) located in Dallas, Texas, three communities with 1,877 units (13.4%) located in Tampa, Florida, three communities with 1,339 units (9.5%) located in the greater Washington D.C. metropolitan area, four communities with 1,388 units (9.9%) located in Charlotte, North Carolina and five communities with 1,419 units (10.1%) located in other markets. The operating performance of these communities is summarized as follows:

	Year ended December 31,
	2007	2006	% Change
Rental and other revenues	$214,320	$204,417	4.8%
Property operating and maintenance expenses (excluding depreciation and amortization)	84,345	80,507	4.8%

Same store net operating income (1)	$129,975	$123,910	4.9%

Capital expenditures (2)
Annually recurring:
Carpet	$2,463	$2,777	(11.3)%
Other	4,286	4,262	0.6%

Total annually recurring	6,749	7,039	(4.1)%
Periodically recurring	4,304	2,236	92.5%

Total capital expenditures (A)	$11,053	$9,275	19.2%

Total capital expenditures per unit
(A ÷ 14,029 units)	$788	$661	19.2%

Average economic occupancy (3)	94.6%	94.7%	(0.1)%

Average monthly rental rate per unit (4)	$1,270	$1,209	5.0%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 44 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Year ended December 31,
	2007	2006
Annually recurring capital expenditures by operating segment
Fully stabilized	$6,749	$7,039
Development, rehabilitation and lease-up	809	503
Condominium conversion and other	731	569
Acquired	519	213
Other segments	2,302	2,821

Total annually recurring capital expenditures per statements of cash flows (1)	$11,110	$11,145

Periodically recurring capital expenditures by operating segment
Fully stabilized	$4,304	$2,236
Development, rehabilitation and lease-up	2,660	702
Condominium conversion and other	758	147
Acquired	21	5
Other segments	708	2,874

Total periodically recurring capital expenditures per statements of cash flows (1)	$8,451	$5,964

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

Post Properties, Inc.	47
Post Apartment Homes, L.P.

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

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 93.8% and 93.7% for the years ended December 31, 2007 and 2006, respectively. For the years ended December 31, 2007 and 2006, net concessions were $1,054 and $1,261, respectively, and employee discounts were $729 and $693, respectively.

(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Rental and other property revenues increased $9,903 or 4.8% from 2007 to 2006. This increase resulted primarily from a 5.0% increase in the average monthly rental rate per apartment unit. Average economic occupancy decreased from 94.7% in 2006 to 94.6% in 2007. This increase in average rental rates resulted in a revenue increase of approximately $10,301 between years. The increase in revenue related to rental rates was offset somewhat by increased vacancy losses of $1,219 primarily due to vacancy losses being measured at higher rental rates in 2007. Additionally, other property revenues increased $821 primarily as a result of higher up-front leasing fees and net concessions decreased $207 due to generally reduced concessions in a stronger rental market in 2007. Overall, the improved performance of the operating portfolio reflected the impact of the rental rate increases embedded into the portfolio throughout much of 2006 as well as the continued modest increase in job growth in most of the Company’s markets with the Company’s operations in six of its markets reporting increased revenues at or in excess of 4.0%. The Company believes that the automated pricing software implemented in 2006 partially contributed to the increased revenues in 2007. Average economic occupancy rates in the fourth quarter of 2007 were approximately 1.6% higher than in the fourth quarter of 2006 due to generally stable market conditions and a concerted effort to maintain occupancy through the traditionally slower first quarter leasing season. Average rental rate increases between years were somewhat lower in the fourth quarter at 3.1% compared to the full year of 5.0%.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $3,838 or 4.8% from 2007 to 2006. This increase was primarily due to increased property tax expenses of $1,106 or 4.3%, increased maintenance expenses of $1,218 or 14.6%, increased other property expenses of $336 or 10.2%, increased insurance expenses of $1,074 or 29.7% offset by decreased utility expenses of $219 or 2.0%. Property tax expenses increased due to increased property valuations in 2007 and the stepped phase-out of property tax exemptions at the Company’s two New York City assets. Maintenance expenses increased primarily due to higher costs associated with resident turnover expenses, higher equipment repairs and higher exterior painting costs between years. Other property expenses increased primarily due to costs associated with the implementation of automated revenue pricing software and third party call centers in the second half of 2006 and into 2007. Insurance expenses increased due to significantly higher insurance rates on the renewal of the Company’s insurance program in the fourth quarter of 2006 and second quarter of 2007. The insurance rate increases primarily related to market increases in catastrophic coverage in coastal areas. The decrease in utility expense in 2007 primarily reflects the timing of expenses between years.

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

For the year ended December 31, 2008, income from discontinued operations included the results of operations of three apartment communities classified as held for sale at December 31, 2008, and the operations of four communities sold in 2008 through their sale dates. For the years ended December 31, 2007 and 2006, income from discontinued operations

Post Properties, Inc.	48
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

included the results of operations of operations of the three apartment communities classified as held for sale at December 31, 2008, the four communities sold in 2008, one condominium conversion community through its sell-out date in 2007 and the results of operations of six apartment communities designated as held for sale and sold in 2007 and 2006 through their respective sale dates.

The revenues and expenses of these communities for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Year ended December 31,
	2008	2007	2006
Revenues
Rental	$26,795	$37,111	$47,584
Other property revenues	1,505	2,355	3,616

Total revenues	28,300	39,466	51,200

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	9,729	14,082	18,845
Depreciation	2,113	5,964	8,046
Interest	3,916	6,186	9,100

Total expenses	15,758	26,232	35,991

Income from discontinued property operations before minority interest	12,542	13,234	15,209
Minority interest	(87)	(183)	(289)

Income from discontinued property operations	$12,455	$13,051	$14,920

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

As discussed under “Liquidity and Capital Resources” below, the Company expects to continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of such asset sales and their impact on the aggregate revenues and expenses included in discontinued operations will vary from year to year.

Outlook for 2009

The Company’s outlook for 2009 is based on the expectation that apartment market fundamentals will decline compared to 2008 as a result of a significant decline in forecasted economic growth in the U.S., including increasing unemployment, declining consumer confidence and deteriorating conditions in the global capital markets. Additionally, the Company foresees an increased supply of rental competition from the rental of excess for-sale condominiums and single family inventories in some of its markets. However, the supply of new apartment deliveries is projected to remain in balance with rental demand and tighter credit markets may begin to reduce turnover driven by residents purchasing their own homes.

Rental and other revenues from fully stabilized communities are expected to decrease moderately in 2009, compared to 2008, driven primarily by expected declines in rental rates as the Company seeks to maintain occupancy levels relatively consistent with 2008. Operating expenses of fully stabilized communities are also expected to increase modestly in 2009. The Company expects property tax expense increases to be somewhat offset by reduced personnel, advertising and insurance expenses. Management expects fully stabilized community net operating income to decrease moderately in 2009 due to a recession in the U.S. economy, which will adversely impact the Company’s results of operations. The Company also expects that lease-up deficits from apartment assets being developed and leased in 2009 will increase moderately in 2009, compared to 2008.

Post Properties, Inc.	49
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Management expects interest expense in 2009 to be higher than in 2008 due generally to decreased interest capitalization in 2009 resulting from the completion of projects under development and the lack of new starts in 2009, higher debt levels as well as somewhat higher interest rates on secured debt. Management also expects a moderate decline in general and administrative, property management and investment and development expenses due in large part to reduced personnel and related costs due to the Company-wide initiative to reduce expenses undertaken in the second half of 2008.

In 2009, the Company has three apartment communities held for sale. These sales may generate gross proceeds of approximately $150,000, although current conditions in the global capital markets and the U.S. economy may adversely affect the Company’s ability to sell assets. Any proceeds from these sales are intended to be used for various corporate purposes, including funding of the Company’s committed development pipeline. Finally, the Company, through a taxable REIT subsidiary, expects to continue the sale of condominium homes in its condominium conversion projects and the one completed development condominium community. The Company expects to realize net accounting gains in 2009 from these apartment and condominium sales, although there can be no assurance that these sales will close or that gains will be realized.

The Company has four apartment projects and two condominium communities under construction with a total expected cost to the Company of approximately $508,300, of which approximately $307,600 was incurred as of December 31, 2008. The Company does not currently expect to begin additional development projects in 2009. Management expects a decrease in expensed investment and development expenses in 2009 primarily resulting from reduced personnel and related costs offset somewhat by reduced capitalization of such costs to development projects in 2009 as projects are completed. Other investment costs representing land carry expenses are expected to increase significantly in 2009 as costs associated with pre-development projects no longer considered probable of future development in the near term are expensed in 2009, compared to only a portion of 2008.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities decreased from $97,644 in 2007 to $81,161 in 2008 primarily due to strategic review costs of approximately $8,161, the payment of employee severance costs and hurricane casualty losses as well as the unfavorable change in the working capital components (primarily decreased accounts payable and accrued expenses between years) included in operating activities. The Company’s net cash flows from operating activities increased from $94,326 in 2006 to $97,644 in 2007 primarily due to the improved operating performance of the Company’s fully stabilized communities, offset by increased overhead expenses as well as from favorable changes in the working capital components (primarily increased accrued expenses and prepaid rents between periods) included in operating activities. The Company expects cash flows from operating activities to decline in 2009 primarily driven by the reduced performance of the Company’s fully stabilized communities resulting from deteriorating economic conditions, higher lease-up of deficits from five development communities in lease-up in 2009, higher interest expense and carrying costs from the Company’s land holdings, the continued dilutive impact from asset sales, offset somewhat by decreases in general and administrative, investment group and property management overhead expense.

Net cash flows from investing activities changed from $27,876 used in investing activities in 2007 to $21,727 of net cash provided by investing activities in 2008 primarily due to decreased apartment and land acquisition expenditures in 2008. In 2007, the Company acquired one apartment community for approximately $75,200 as well as additional land parcels, offset somewhat by reduced cash flows from unconsolidated entities due to distributions to the Company resulting from the contribution of a 75% interest in three communities to unconsolidated entities in 2007. Net cash flows used in investing activities decreased from $104,464 in 2006 to $27,876 in 2007 primarily due to increased net proceeds from sales of real estate assets offset somewhat in 2007 by increased spending on development and rehabilitation activities. Proceeds from sales of real estate assets increased in 2007 primarily due to the sales of three apartment communities, a 75% interest in three apartment communities and land sites for aggregate net proceeds of approximately $167,572. The Company began renovations of two of its apartment communities in mid-2006 and construction and development expenditures increased in 2007 as the Company initiated new development starts in 2006 and 2007. In 2009, the Company

Post Properties, Inc.	50
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

expects to continue to incur development expenditures to complete projects under development and to complete the water intrusion remediation project. Asset sales volumes are expected to be reduced from 2008 levels. There can be no assurance that asset sales will actually occur in 2009.

Net cash flows used in financing activities decreased from $61,874 in 2007 to $38,973 in 2008 primarily due to increased net borrowings used to partially fund on-going development expenditures in 2008. Net cash flows from financing activities changed from net cash provided by financing activities of $7,391 in 2006 to net cash used in financing activities of $61,874 in 2007, primarily due to decreased proceeds from stock option exercises in 2007 and slightly lower net borrowings between years. In 2009, the Company expects that its outstanding debt may increase modestly, depending on the level of potential asset sales, principally to fund the expected development and remediation expenditures discussed above.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Management currently intends to continue operating the Company as a REIT in 2009. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.

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

For the year ended December 31, 2008, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was not sufficient to fully fund the Company’s dividend payments to common and preferred shareholders by approximately $26,000. The Company used a combination of proceeds from apartment community and condominium sales and line of credit borrowings to fund the additional cash flow necessary to fully fund the Company’s dividend paid to common shareholders of $1.80 per share. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code.

In the fourth quarter of 2008, the Company’s board of directors approved a reduction of the quarterly dividend payment rate to common shareholders from $0.45 per share to $0.20 per share. The reduction was effective for the dividend paid in January 2009. This decision to reduce the dividend was part of the Company’s strategy to maintain the strength of its balance sheet and to provide additional cash liquidity and financial flexibility in the current deteriorating economic environment. For 2009, the Company currently expects to maintain its current quarterly dividend payment to common shareholders of $0.20 per share. To the extent the Company continues to pay dividends at this lower dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures should generally fund the dividend payments to common and preferred shareholders (excluding the expected cost of the water intrusion remediation project of approximately $45,000 in 2009). The Company expects to use the proceeds from asset sales and line of credit borrowings to fund any dividend shortfall that may occur and to fund the water intrusion remediation expenditures in 2009. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained in future periods.

The Company generally expects to utilize net cash flow from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s revolving lines of credit as of December 31, 2008 was created primarily through the Company’s asset sales program and through new secured mortgage financings in late 2008. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, through additional sales of selected operating communities, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in

Post Properties, Inc.	51
Post Apartment Homes, L.P.

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

As previously discussed, the Company intends to use the proceeds from the sale of operating communities and condominium homes, availability under its unsecured revolving lines of credit, debt financing and joint venture arrangements as the primary source of capital to fund its current and future development and acquisition expenditures. The Company had instituted an active asset sale and capital recycling program as the primary means to fund its on-going community development and acquisition program. Total net sales proceeds from operating community, condominium and land sales, including in 2007 the sale of a 75% interest in three apartment communities to an unconsolidated entity in which the Company retained a 25% interest, in 2008, 2007 and 2006 were $167,109, $312,674 (including approximately $67,000 of tax deferred exchange proceeds held in escrow at December 31, 2007) and $216,419 (including $40,000 debt assumed), respectively.

The Company is currently marketing for sale two Atlanta, Georgia communities and one community located in the northern Virginia submarket of greater Washington, D.C. as well as condominium homes. Current deteriorating conditions in the global capital markets and the U.S. economy may adversely affect the Company’s ability to sell assets. To the extent the Company is able to generate asset sales in the current market, the Company currently expects to use asset sale proceeds to fund its committed investments, repay debt, pay potential special dividends, if necessary, or possibly to repurchase shares of its stock. There can be no assurance that assets will be sold, gross proceeds will be realized or used for the purposes intended.

As of December 31, 2008, the Company’s aggregate pipeline of development projects under construction totaled approximately $542,000 (including the Company’s share, net of joint venture partner interests, of $508,300). As of the same date, approximately $200,700 of estimated construction costs remained to be funded by the Company (or approximately $163,300, excluding committed construction loan financing and escrow deposits held by the construction lender).

During 2008, the Company closed a total of $384,455 of secured mortgage loans (including $79,772 in unconsolidated entities) with a weighted average interest rate of 5.62% and a weighted average term to maturity of 6.4 years. See “Long-Term Debt Issuances and Retirements” below where discussed further.

At December 31, 2008, the Company had approximately $50,864 of outstanding borrowings and approximately $37,154 of outstanding letters of credit under its $630,000 combined unsecured line of credit facilities. The credit facilities mature in April 2010, but the $600,000 facility contains a one-year extension to April 2011 at the Company’s option. In addition, the Company had available cash and cash equivalents of $75,472 at December 31, 2008. The terms, conditions and restrictive covenants associated with the Company’s lines of credit facilities are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s credit facility arrangements at December 31, 2008.

Subsequent to December 31, 2008, the Company closed five, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $202,162, require fixed interest-only payments for the first two years and then principal and interest payments for the remaining term of the loans based on a 30-year amortization schedule. The loans bear interest at a fixed rate of 5.99% and mature in February 2019.

In February 2009, the Company made a public tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon expiration of the tender offer, the Company repurchased $84,495 of its 7.7% senior notes due December 2010 at par and $90,363 face amount of its 5.125% senior notes due October 2011 at $85,845.

Post Properties, Inc.	52
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Further, in March 2009, the Company intends to fully redeem its $92,275 weekly remarketed, variable rate taxable mortgage bonds and to terminate its interest rate swap arrangement relating to this debt.

The Company funded the tender offer of senior unsecured notes and intends to fund the redemption of the taxable mortgage bonds using available cash equivalents resulting from the recent secured financings discussed above and through borrowings under its revolving lines of credit. The funds to redeem the taxable bonds are being held as of February 20, 2009 by the bond trustee in a restricted cash redemption account totaling $94,504 ($33,500 of which was drawn from a letter of credit under the Company’s revolving line of credit that was outstanding as of December 31, 2008 as discussed above). Subsequent to funding the repurchase of senior notes tendered and the funding of the taxable bond restricted cash redemption account, as of February 20, 2009, the Company had approximately $77,413 of outstanding borrowings and approximately $3,654 of outstanding letters of credit under its $630,000 combined unsecured line of credit facilities and had fully utilized available cash equivalents from recent secured financings.

In 2009, the Company has approximately $33,954 of debt, secured by one of its New York apartment communities, that matures in March and that it currently plans to refinance. Other than this debt maturity, the Company has no secured or unsecured debt maturing in 2009. Management believes it will have adequate capacity under its credit facilities together with available cash and cash equivalents to execute its 2009 business plan and meet its short-term liquidity requirements. Additionally, the Company currently believes that it will continue to have access to additional secured financing through loan programs sponsored by Fannie Mae and Freddie Mac. The amount and timing of such financing may be limited by restrictive covenants under unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt to total assets, as defined. There can be no assurances that such financing will continue to be available through these U.S. government sponsored programs.

Contractual Obligations

A summary of the Company’s future contractual obligations related to long-term debt, non-cancelable operating leases and other obligations at December 31, 2008, were as follows:

	Obligation Due Date
Contractual Obligations	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
Long-term debt (1)	$1,381,691	$100,119	$438,587	$372,386	$470,599
Lines of credit (1)(2)	54,552	2,864	51,688	-	-
Operating leases (3)	158,914	1,933	3,810	3,646	149,525
Other long-term obligations (4)	20,403	7,284	6,893	4,242	1,984
Development and construction obligations (5)	200,713	179,713	21,000	-	-

	$1,816,273	$291,913	$521,978	$380,274	$622,108

(1)	Amounts include principal and interest payments.
(2)	At December 31, 2008, the Company had issued letters of credit to third parties totaling $37,154 under its credit facility arrangements.
(3)	Primarily includes ground leases underlying apartment communities owned by the Company.
(4)	Represents amounts committed to current executive officers under the terms of employment agreements and former executive officers and other former employees under severance agreements as well as certain other advertising contracts.
(5)	Represents estimated remaining amounts necessary to complete projects under development at December 31, 2008, including amounts due under general construction contracts.

In addition to these contractual obligations, the Company incurs annual capital expenditures to maintain and enhance its existing portfolio of operating properties. Aggregate capital expenditures for the Company’s operating properties totaled $19,366, $19,561 and $17,109 for the years ended December 31, 2008, 2007 and 2006, respectively. Based on the size of the Company’s operating property portfolio at December 31, 2008, the Company expects that its capital expenditures in 2009 will be modestly higher than the amount incurred in 2008 as the Company seeks to maintain the operating performance of its assets. Additionally in 2009, the Company expects to complete additional capital expenditures totaling approximately $45,000 under a water intrusion remediation program designed to enhance the long-term value of certain of the Company’s real estate assets.

Post Properties, Inc.	53
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

At December 31, 2008, the Company had an outstanding interest rate swap derivative financial instrument with a notional value of approximately $92,145 with a maturity date in July 2009. As discussed above, the Company intends to terminate and early settle this swap in conjunction with its redemption of the related taxable bonds in March 2009. The contractual payment terms of this arrangement are summarized in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in this Form 10-K. Additional information regarding the accounting and disclosure of this arrangement is included in note 13 to the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2008, the Company holds investments in five unconsolidated entities. Three of these entities own apartment communities with ownership interests ranging from 25% to 35%. A fourth unconsolidated entity, with a 50% ownership interest, holds land for future investment. The fifth unconsolidated entity holds an under construction mixed-use development with the Company holding an approximate 49% economic interest in the condominium portion of the project. This entity entered into a licensing and branding agreement during 2008. This arrangement provides for the payment of a guaranteed licensing fee upon the earlier of the sale of the condominium units as they occur or September 2012. These unconsolidated entities have third party mortgage and construction indebtedness, and the aggregate indebtedness totaled $289,013 at December 31, 2008. The Company’s share of this indebtedness totaled $77,760 at December 31, 2008.

Under the terms of the construction loan facility, the Company and its equity partner have jointly and severally guaranteed approximately $25,313 of the construction loan attributable to the condominium portion of the project. Additionally, the Company and its equity partner have jointly and severally guaranteed certain debt service payments of the condominium portion of the loan not to exceed approximately $6,153 and all of the equity owners of the project, including the Company, have guaranteed the completion of the first building at the project.

Long-term Debt Issuances and Retirements

A summary of the Company’s outstanding debt and debt maturities at December 31, 2008 is included in note 4 to the consolidated financial statements. A summary of changes in secured and unsecured debt in 2008 is discussed below.

In January 2008, the Company closed a $120,000 secured, fixed rate mortgage note payable. The note bears interest at 4.88%, requires interest only payments and matures in 2015. The note contains an automatic one year extension under which the interest rate converts to a variable rate, as defined.

In August 2008, two unconsolidated entities completed the refinancing of their mortgage loans that were scheduled to mature late in 2008 and in 2009. The mortgage loans, totaling $29,272 and $50,500, require interest only payments of 5.83% and 5.82% and mature in 2013. The loans are prepayable without penalty in September 2011.

In October 2008, the Company closed six, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $184,683, require fixed, interest-only payments at 6.09% and mature in November 2014. The mortgage loans are also pre-payable without penalty beginning after October 2012.

In January 2009, the Company closed five, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $202,162, require fixed interest-only payments for the first two years and then principal and interest payments for the remaining term of the loans based on a 30-year amortization schedule. The loans bear interest at a fixed rate of 5.99% and mature in February 2019.

In December 2008, the Company repaid approximately $39,271 of secured mortgage indebtedness that was scheduled to mature in early 2009.

Stock and Debt Repurchase Programs

In late 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. The Company’s board of directors also authorized the Company’s management to explore opportunistic repurchases of indebtedness.

Post Properties, Inc.	54
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Under its previous stock repurchase program which expired on December 31, 2008, the Company repurchased 83 shares of common stock totaling approximately $3,694 under this program. There were no shares repurchased during 2008.

Capitalization of Fixed Assets and Community Improvements

The Company has a policy of capitalizing those expenditures relating to the acquisition of new assets and the development and construction of new apartment communities. In addition, the Company capitalizes expenditures that enhance the value of existing assets and expenditures that substantially extend the life of existing assets. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl and blind replacements are expensed as incurred during the first five years (which corresponds to the estimated depreciable life of these assets) after construction completion. Thereafter, these replacements are capitalized. Further, the Company expenses as incurred interior and exterior painting of operating communities, unless those communities are under rehabilitation or major remediation.

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

Acquisition of assets and community development and other capitalized expenditures for the years ended December 31, 2008, 2007 and 2006 are summarized as follows:

	Year ended December 31,
	2008	2007	2006
New community development and acquisition activity (1)	$173,204	$284,239	$295,979
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	16,340	13,074	10,641
Other community additions and improvements (3) (6)	8,204	8,451	5,964
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4) (6)	11,162	11,110	11,145
Corporate additions and improvements	692	2,903	3,480

	$209,602	$319,777	$327,209

Other Data
Capitalized interest	$12,406	$11,801	$9,942

Capitalized development and associated costs (5)	$5,822	$4,053	$1,884

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
(6)	Includes approximately $1,048 of periodically recurring and $308 of annually recurring expenditures, respectively, related to the Company’s water intrusion remediation project in 2008.

Post Properties, Inc.	55
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

Current Development Activity

At December 31, 2008, the Company had five communities containing 1,736 apartment units and two for-sale condominiums under development in two communities (including 129 units in one community held in an unconsolidated entity). These communities are summarized in the table below ($ in millions).

Community	Location	Number of Units	Retail Sq. Ft.	Company Ownership		Estimated Cost	Company Share of Est. Cost	Costs Incurred as of 12/31/08
Apartments:								(Company Share)
Post Alexander™	Atlanta, GA	307	-	100%		$57.3	$57.3	$57.3
Post Eastside™	Dallas, TX	435	37,900	100%		56.7	56.7	53.8
Post Frisco Bridges™	Dallas, TX	269	29,000	100%		41.3	41.3	26.6
Post Park®	Wash. DC	396	1,700	100%		84.7	84.7	48.9
Post West Austin™	Austin, TX	329	-	100%		53.2	53.2	33.0

Total Apartments		1,736	68,600			$293.2	$293.2	$219.6

Condominiums:
The Ritz-Carlton Residences, Atlanta, Buckhead (4)	Atlanta, GA	129	-	62.5%	(4)	$115.3	$81.6	$37.1
Four Seasons Residences	Austin, TX	147	8,000	100%		133.5	133.5	50.9

Total Condominiums		276	8,000			$248.8	$215.1	$88.0

Community	Quarter of Const. Start	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (1)	Units Leased (2)		Units Under Contract (3)	Units Closed (2)
Apartments:
Post Alexander™	2Q 2006	1Q 2008	2Q 2009	215		N/A	N/A
Post Eastside™	4Q 2006	2Q 2008	1Q 2010	157		N/A	N/A
Post Frisco Bridges™	3Q 2007	2Q 2009	2Q 2010	-		N/A	N/A
Post Park®	4Q 2007	2Q 2009	3Q 2010	-		N/A	N/A
Post West Austin™	4Q 2007	2Q 2009	2Q 2010	-		N/A	N/A

Total Apartments				372

Condominiums:
The Ritz-Carlton Residences, Atlanta, Buckhead (4)	3Q 2007	4Q 2009	N/A	N/A		-	-
Four Seasons Residences	1Q 2008	1Q 2010	N/A	N/A		61	-

Total Condominiums						61	-

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	As of February 2, 2009.
(3)

As of February 2, 2009, represents the total number of units under contract for sale upon completion and delivery of the units. There can be no assurance that condominium units under contract will close.

(4)

The amounts reflected for this project represent the condominium portion of a mixed-use development currently being developed in an entity owned with other third-party developers. The condominium portion of the project is owned through a joint venture with an Atlanta-based condominium development partner and is branded as The Ritz-Carlton Residences, Atlanta, Buckhead.

After an evaluation of its development pipeline and market conditions in the second quarter of 2008, the Company decided to defer further activities on four of its development projects: Allen Plaza I in Atlanta, Georgia, the third phase of Post Lake® at Baldwin Park in Orlando, Florida, Post Soho Square™ in Tampa, Florida, and Post Walk® at Citrus Park Village in Tampa, Florida which is also currently held for sale. The Company also decided to abandon the pursuit of its Post Plaza South™ development project in Charlotte, North Carolina and to terminate its purchase contract to acquire that site. The total projected development costs of these projects totaled more than $430,000. As a result of these decisions, the Company recognized non-cash impairment charges of approximately $28,947 in the second quarter of 2008 attributable to the substantial cessation of these development activities, specifically to write down these projects to their estimated fair market values as well as to write off capitalized pursuit costs associated with certain abandoned projects.

Post Properties, Inc.	56
Post Apartment Homes, L.P.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(In thousands, except per share or unit and apartment unit data)

In response to a further deterioration of conditions in the global capital markets and the U.S. economy in the third quarter of 2008, the Company also deferred substantive activities on its remaining pre-development pipeline totaling five projects, including: Post South Lamar™ in Austin, Texas, Post Midtown Square® III and Post Richmond™ in Houston, Texas, Post Parkside™ at Wade I in Raleigh, North Carolina and Post Carlyle Square™ II in Alexandria, Virginia. The Company also decided to abandon the pursuit of its Post Morningside™ development project in Charlotte, North Carolina and to terminate its contract to acquire that site in the fourth quarter of 2008. The total projected development costs of these projects totaled approximately $380,000.

During the fourth quarter of 2008, the Company recognized additional non-cash impairment charges of $61,611 (for a total of $90,558 in 2008) relating to the write down of a substantial portion of its land held for sale and land held for future investment (including the Company’s interest in a joint venture that holds land for future investment) to estimated fair market value and to write off capitalized pursuit costs on abandoned projects. At present, management believes that the timing of future development starts will depend largely on the stabilization of capital market conditions and the U.S. economy, which it believes will influence conditions in employment and the local real estate markets, the Company’s ability to generate asset sales proceeds and its ability to attract potential construction loan financing and joint venture equity to fund future development. Until such time as substantive development activities re-commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale.

Inflation

For each of the last three years and as of December 31, 2008, substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

Post Properties, Inc.	57
Post Apartment Homes, L.P.

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

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Year ended December 31,
	2008	2007	2006
Net income (loss) available to common shareholders	$(16,289)	$171,062	$93,832
Minority interest of common unitholders - continuing operations	(719)	1,347	235
Minority interest in discontinued operations (1)	606	1,047	1,582
Depreciation on consolidated real estate assets	63,471	65,560	66,574
Depreciation on real estate assets held in unconsolidated entities	1,391	1,143	906
Gains on sales of real estate assets	(77,987)	(157,620)	(80,927)
Incremental gains (losses) on condominium sales (2)	(293)	6,922	1,406
Gains on sales of real estate assets - unconsolidated entities	-	(186)	(482)
Incremental gains on condominium sales - unconsolidated entities (2)	-	107	96

Funds from operations (deficit) available to common shareholders and unitholders (3)	$(29,820)	$89,382	$83,222

Weighted average shares outstanding - basic	44,009	43,491	42,812
Weighted average shares and units outstanding - basic	44,316	44,101	43,645
Weighted average shares outstanding - diluted (4)	44,009	44,129	43,594
Weighted average shares and units outstanding - diluted (4)	44,316	44,738	44,427

(1)	Represents the minority interest in earnings and gains (losses) on properties held for sale and sold reported as discontinued operations for the periods presented.
(2)

The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium homes exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.

(3)

FFO for the year ended December 31, 2008, included $8,161 of strategic review costs associated with the Company’s initiation of a formal process to pursue a possible business combination or other sale transaction. FFO also included $98,862 for impairment, severance and other charges. FFO for the year ended December 31, 2007, included gains on the sale of land parcels of $5,186. FFO for the year ended December 31, 2006, included a gain related to the final proceeds of $325 related to the sale of a technology investment, non-cash income of $1,655 relating to the mark-to-market of an interest rate swap arrangement, a gain on the sale of marketable securities of $573 and a gain on the sale of a land parcel of $503.

(4)

Diluted weighted average shares and units for the year ended December 31, 2008 exclude 159 of common stock equivalent shares and units that were antidilutive to all income (loss) per share computations under generally accepted accounting principles.

Post Properties, Inc.	58
Post Apartment Homes, L.P.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (In thousands)

Interest Rate Sensitivity

The Company’s primary market risk exposure is interest rate risk. At December 31, 2008, the Company had $50,864 of variable rate debt tied to LIBOR and $92,275 of variable rate debt based on a weekly remarketed rate. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this Interest Rate Sensitivity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

	Expected Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value (4)
Debt obligations	(in thousands)
Long-term debt:
Fixed rate	$35,479	$186,614	$139,262	$100,952	$202,784	$304,683	$969,774	$846,961

Average interest rate	5.47%	7.68%	5.40%	5.45%	6.09%	6.09%	6.00%
Floating rate
Cash management line (1)(2)	-	10,864	-	-	-	-	10,864	10,520
Syndicated line of credit (1)(2)	-	40,000	-	-	-	-	40,000	38,735
FNMA (3)	1,865	2,010	2,165	2,340	2,520	81,375	92,275	92,275

Total floating rate debt	1,865	52,874	2,165	2,340	2,520	81,375	143,139	141,530

Total debt	$37,344	$239,488	$141,427	$103,292	$205,304	$386,058	$1,112,913	$988,491

(1)	Interest on these debt instruments is based on LIBOR plus 0.575% at December 31, 2008. At December 31, 2008, the one-month LIBOR rate was 0.47%.
(2)	Assumes the Company’s Syndicated and Cash management lines of credit are repaid at their maturity dates.
(3)

In April 2006, the Company entered into a swap transaction that fixed the rate on the note at 6.145%, inclusive of credit enhancement and other fees through July 31, 2009. This swap transaction became ineffective during the third quarter of 2008. The average interest rate of the FNMA debt instrument for 2008 was approximately 6.60%. The Company gave notice of its intent to repay its $92,275 secured weekly remarketed FNMA taxable bonds in March 2009.

(4)

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2008. The fair value of the Company’s fixed rate debt has been subject to substantial volatility since year end. As a result, management believes that the fair value of such fixed rate debt has changed significantly since December 31,2008, but has not been comprehensively revalued for purposes of these financial statements since such date (also see note 18).

Interest Rate Derivatives	Notional Amount	Average Pay Rate/ Cap Rate	Average Receive Rate	Expected Settlement Date	Fair Value
					Asset (Liab.)
Interest Rate Swaps
Variable to fixed	$97,010 amortizing to $90,270	5.21%	1 month LIBOR	7/31/09	$(2,428)

					$(2,428)

Post Properties, Inc.	59
Post Apartment Homes, L.P.

As more fully described in note 1 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with SFAS No. 133, as amended. If interest rates under the Company’s floating rate LIBOR-based and weekly remarketed borrowings fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at December 31, 2008, would increase or decrease by approximately $1,431 on an annualized basis. As discussed above, the Company intends to terminate and early settle the interest rate swap in conjunction with its redemption of the FNMA taxable bonds in March 2009.

During the third quarter of 2008, the interest rate swap arrangement, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross increase in the market value of the interest rate swap arrangement from July 1, 2008 to December 31, 2008 of $239 was recognized in other expense in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Company is required to amortize into expense the cumulative unrecognized loss on the interest rate swap of $2,189, previously included in shareholders’ equity, over the remaining life of the swap through July 2009. Total amortization expense related to this swap was $1,016 from July 1, 2008 to December 31, 2008.

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

The financial statements are listed under Item 15(a) and are filed as part of this report on the pages indicated. The supplementary data are included in note 19 of the Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company and the Operating Partnership have evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Pursuant to Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this evaluation was carried out under the supervision and with the participation of the management of the Company and the Operating Partnership, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s and the Operating Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) are the controls and other procedures of the Company and the Operating Partnership that are designed to ensure that information required to be disclosed by the Company and the Operating Partnership in the reports that they file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to the Company’s and the Operating Partnership’s management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

There were no changes to the Company’s or the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the registrants’ fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s or the Operating Partnership’s internal control over financial reporting.

Appearing as exhibits to this annual report on Form 10-K are the certifications of the chief executive officer and the chief financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Management’s report on internal control over financial reporting and the report of the Company’s and the Operating Partnership’s independent registered public accounting firm are included in Part IV, Item 15 of this annual report on Form 10-K and are incorporated herein by reference.

Post Properties, Inc.	60
Post Apartment Homes, L.P.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Additional information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding this item will appear in our proxy statement and is hereby incorporated by reference in this Annual Report on Form 10-K.

Post Properties, Inc.	61
Post Apartment Homes, L.P.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)   1. and 2. Financial Statements and Schedules

The financial statements and schedule listed below are filed as part of this annual report on the pages indicated.

Post Properties, Inc.	62

Post Properties, Inc.

Consolidated Financial Statements

December 31, 2008 and 2007

Post Properties, Inc.	63

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Properties, Inc., including the Company’s principal executive officer and principal financial officer, Company management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework, the management of Post Properties, Inc. concluded that its internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Properties, Inc.	64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Post Properties, Inc.:

We have audited the accompanying consolidated balance sheets of Post Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Properties, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 27, 2009

Post Properties, Inc.	65

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2008	2007
Assets
Real estate assets
Land	$258,593	$276,680
Building and improvements	1,802,496	1,840,563
Furniture, fixtures and equipment	205,221	204,433
Construction in progress	189,393	134,125
Land held for future investment	81,555	154,617

	2,537,258	2,610,418
Less: accumulated depreciation	(553,814)	(562,226)
For-sale condominiums	14,610	38,844
Assets held for sale, net of accumulated depreciation of $42,379 and $4,031 at December 31, 2008 and 2007, respectively	85,097	24,576

Total real estate assets	2,083,151	2,111,612
Investments in and advances to unconsolidated real estate entities	39,300	23,036
Cash and cash equivalents	75,472	11,557
Restricted cash	10,164	5,642
Deferred charges, net	10,278	10,538
Other assets	34,290	105,756

Total assets	$2,252,655	$2,268,141

Liabilities and shareholders’ equity
Indebtedness	$1,112,913	$1,059,066
Accounts payable and accrued expenses	109,160	100,215
Dividend and distribution payable	8,888	19,933
Accrued interest payable	5,493	4,388
Security deposits and prepaid rents	15,941	11,708

Total liabilities	1,252,395	1,195,310

Minority interest of common unitholders in Operating Partnership	4,410	10,354
Minority interests in consolidated real estate entities	8,220	3,972

Total minority interests	12,630	14,326

Commitments and contingencies
Shareholders’ equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 900 shares issued and outstanding	9	9
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference $25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
44,222 and 43,825 shares issued, 44,222 and 43,825 shares outstanding at December 31, 2008 and 2007, respectively	442	438
Additional paid-in-capital	886,643	874,928
Accumulated earnings	105,300	189,985
Accumulated other comprehensive income (loss)	(1,819)	(3,962)

	990,595	1,061,418
Less common stock in treasury, at cost, 80 and 72 shares at December 31, 2008 and 2007, respectively	(2,965)	(2,913)

Total shareholders’ equity	987,630	1,058,505

Total liabilities and shareholders’ equity	$2,252,655	$2,268,141

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	66

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Revenues
Rental	$266,204	$262,436	$247,212
Other property revenues	14,707	14,286	14,710
Other	1,029	602	402

Total revenues	281,940	277,324	262,324

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	135,279	133,555	125,980
Depreciation	63,530	61,476	60,922
General and administrative	16,808	18,093	15,577
Investment and development	5,131	7,302	6,654
Other investment costs	1,384	400	311
Strategic review costs	8,161	-	-
Impairment, severance and other costs	98,862	-	-

Total expenses	329,155	220,826	209,444

Operating income (loss)	(47,215)	56,498	52,880
Interest income	667	822	1,261
Interest expense	(48,863)	(47,447)	(47,621)
Amortization of deferred financing costs	(3,473)	(3,297)	(3,526)
Net gains on sales of real estate assets, net of taxes	2,752	100,015	12,881
Equity in income of unconsolidated real estate entities	1,224	1,556	1,813
Other income (expense), net	(1,239)	(1,098)	2,592
Minority interest in consolidated property partnerships	(395)	(1,857)	(257)
Minority interest of common unitholders	719	(1,347)	(235)

Income (loss) from continuing operations	(95,823)	103,845	19,788

Discontinued operations
Income from discontinued property operations, net of minority interest	12,455	13,051	14,920
Gains on sales of real estate assets, net of minority interest	74,716	61,925	67,247
Loss on early extinguishment of indebtedness, net of minority interest	-	(122)	(486)

Income from discontinued operations	87,171	74,854	81,681

Net income (loss)	(8,652)	178,699	101,469
Dividends to preferred shareholders	(7,637)	(7,637)	(7,637)

Net income (loss) available to common shareholders	$(16,289)	$171,062	$93,832

Per common share data - Basic
Income (loss) from continuing operations
(net of preferred dividends)	$(2.35)	$2.21	$0.28
Income from discontinued operations	1.98	1.72	1.91

Net income (loss) available to common shareholders	$(0.37)	$3.93	$2.19

Weighted average common shares outstanding - basic	44,009	43,491	42,812

Per common share data - Diluted
Income (loss) from continuing operations
(net of preferred dividends)	$(2.35)	$2.18	$0.28
Income from discontinued operations	1.98	1.70	1.87

Net income (loss) available to common shareholders	$(0.37)	$3.88	$2.15

Weighted average common shares outstanding - diluted	44,009	44,129	43,594

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	67

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

ACCUMULATED EARNINGS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2005	2,900	41,394	$29	$414	$803,765	$86,315	$(4,208)	$(3,625)	$(1,681)	$881,009
Cumulative effect of application of SAB 108	-	-	-	-	-	(4,725)	-	-	-	(4,725)

Shareholders’ Equity and Accumulated Earnings, January 1, 2006	2,900	41,394	29	414	803,765	81,590	(4,208)	(3,625)	(1,681)	876,284
Comprehensive income
Net income	-	-	-	-	-	101,469	-	-	-	101,469
Net change in derivatives, net of minority interest	-	-	-	-	-	-	796	-	-	796

Total comprehensive income										102,265
Transition effect of adoption of SFAS 123R	-	-	-	-	(3,625)	-	-	3,625	-	-
Proceeds from employee stock purchase, stock option and other plans	-	1,462	-	15	53,458	-	-	-	(994)	52,479
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	-	697	-	7	13,133	-	(78)	-	-	13,062
Stock-based compensation, net of minority interest	-	42	-	-	2,856	-	-	-	-	2,856
Treasury stock acquisitions	-	(109)	-	-	-	-	-	-	(5,000)	(5,000)
Dividends to preferred shareholders	-	-	-	-	-	(7,637)	-	-	-	(7,637)
Dividends to common shareholders ($1.80 per share)	-	-	-	-	-	(77,855)	-	-	-	(77,855)

Shareholders’ Equity and Accumulated Earnings, December 31, 2006	2,900	43,486	29	436	869,587	97,567	(3,490)	-	(7,675)	956,454

Comprehensive income
Net income	-	-	-	-	-	178,699	-	-	-	178,699
Net change in derivatives, net of minority interest	-	-	-	-	-	-	(458)	-	-	(458)

Total comprehensive income										178,241
Proceeds from employee stock purchase, stock option and other plans	-	187	-	1	(302)	-	-	-	4,929	4,628
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	-	235	-	1	1,581	-	(14)	-	3,527	5,095
Stock-based compensation, net of minority interest	-	-	-	-	4,062	-	-	-	-	4,062
Treasury stock acquisitions	-	(83)	-	-	-	-	-	-	(3,694)	(3,694)
Dividends to preferred shareholders	-	-	-	-	-	(7,637)	-	-	-	(7,637)
Dividends to common shareholders ($1.80 per share)	-	-	-	-	-	(78,644)	-	-	-	(78,644)

Shareholders’ Equity and Accumulated Earnings, December 31, 2007	2,900	43,825	$29	$438	$4,928	$189,985	$(3,962)	$-	$(2,913)	$1,058,505

Post Properties, Inc.	68

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND

ACCUMULATED EARNINGS (cont’d)

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands, except per share data)

	Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Treasury Stock	Total
Shareholders’ Equity and Accumulated Earnings, December 31, 2007	2,900	43,825	$29	$438	$874,928	$189,985	$(3,962)	$-	$(2,913)	$1,058,505
Comprehensive income (loss)
Net income (loss)	-	-	-	-	-	(8,652)	-	-	-	(8,652)
Net change in derivatives, net of minority interest	-	-	-	-	-	-	2,161	-	-	2,161

Total comprehensive income (loss)										(6,491)
Proceeds from employee stock purchase, stock option and other plans	-	145	-	2	1,769	-	-	-	(583)	1,188
Adjustment for minority interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	-	252	-	2	4,919	-	(18)	-	531	5,434
Stock-based compensation, net of minority interest	-	-	-	-	5,027	-	-	-	-	5,027
Dividends to preferred shareholders	-	-	-	-	-	(7,637)	-	-	-	(7,637)
Dividends to common shareholders ($1.55 per share)	-	-	-	-	-	(68,396)	-	-	-	(68,396)

Shareholders’ Equity and Accumulated Earnings, December 31, 2008	2,900	44,222	$29	$442	$886,643	$105,300	$(1,819)	$-	$(2,965)	$987,630

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	69

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(8,652)	$178,699	$101,469
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	65,643	67,440	68,967
Amortization of deferred financing costs	3,473	3,297	3,526
Minority interest of common unitholders	(113)	2,393	1,817
Minority interest in consolidated entities	395	1,857	257
Gains on sales of real estate assets	(78,861)	(162,806)	(81,430)
Other expense (income)	2,380	1,123	(1,433)
Asset impairment charges	90,558	-	-
Equity in income of unconsolidated entities	(1,224)	(1,556)	(1,813)
Distributions of earnings of unconsolidated entities	2,650	2,554	2,713
Deferred compensation	665	502	471
Stock-based compensation	5,061	4,118	2,910
Loss on early extinguishment of debt	141	124	495
Changes in assets, increase in:
Other assets	(39)	(3,535)	(3,009)
Deferred charges	(260)	(177)	(129)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	1,105	(497)	(594)
Accounts payable and accrued expenses	(1,472)	2,754	655
Security deposits and prepaid rents	(289)	1,354	(546)

Net cash provided by operating activities	81,161	97,644	94,326

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(154,017)	(262,958)	(239,428)
Net proceeds from sales of real estate assets	234,511	245,522	176,419
Proceeds from sale of other investments	-	-	898
Capitalized interest	(12,406)	(11,801)	(9,942)
Annually recurring capital expenditures	(11,162)	(11,110)	(11,145)
Periodically recurring capital expenditures	(8,204)	(8,451)	(5,964)
Community rehabilitation and other revenue generating capital expenditures	(16,340)	(13,074)	(10,641)
Corporate additions and improvements	(692)	(2,903)	(3,480)
Distributions from (investments in and advances to) unconsolidated entities	(11,944)	36,033	(2,125)
Note receivable collections and other investments	1,981	866	944

Net cash provided by (used in) investing activities	21,727	(27,876)	(104,464)

Cash Flows From Financing Activities
Lines of credit proceeds (repayments), net	(206,411)	148,362	7,534
Proceeds from indebtedness	304,683	-	190,000
Payments on indebtedness	(44,500)	(123,145)	(145,763)
Payments of financing costs and other	(2,752)	(894)	(3,971)
Treasury stock acquisitions	-	(3,694)	(5,000)
Proceeds from employee stock purchase and stock options plans	523	4,126	52,008
Capital contributions (distributions) of minority interests	(2,992)	656	(1,183)
Distributions to common unitholders	(614)	(1,156)	(1,685)
Dividends paid to preferred shareholders	(7,637)	(7,637)	(7,637)
Dividends paid to common shareholders	(79,273)	(78,492)	(76,912)

Net cash provided by (used in) financing activities	(38,973)	(61,874)	7,391

Net increase (decrease) in cash and cash equivalents	63,915	7,894	(2,747)
Cash and cash equivalents, beginning of period	11,557	3,663	6,410

Cash and cash equivalents, end of period	$75,472	$11,557	$3,663

The accompanying notes are an integral part of these consolidated financial statements.

Post Properties, Inc.	70

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At December 31, 2008, the Company owned 21,189 apartment units in 58 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,736 apartment units in five communities currently under construction and/or in lease-up. The Company is also developing and selling 361 for-sale condominium homes in three communities (including 129 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2008, approximately 38.9%, 21.0%, 12.6% and 10.4% (on a unit basis) of the Company’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At December 31, 2008, the Company had outstanding 44,222 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.5% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 218 at December 31, 2008 and represented a 0.5% common minority interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option of the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.3%, 98.6% and 98.1% for the years ended December 31, 2008, 2007 and 2006, respectively.

Conclusion of Strategic Process and Strategies to Enhance Shareholder Value

On January 23, 2008, the Company announced that its board of directors had authorized management, working with financial and legal advisors, to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. The Board announced on June 25, 2008 that the process had concluded without a business combination or other sale transaction due to the increasingly difficult market environment and a lack of definitive proposals. In 2008, the Company incurred approximately $8,161 of strategic review costs related to this process.

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

Post Properties, Inc.	71

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In 2008, the Company reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment and development expenses on the accompanying statements of operations. The reclassified expenses included personnel and other costs primarily related to accounting, information technology and human resources that support property management and investment group operations. Additionally, the Company has classified land carry costs (primarily property taxes and assessments) to a separate caption, “other investment costs.” Previously, these costs were included in investment and development expenses. The Company also reclassified certain operating expenses relating to corporate property management to individual properties. Such expenses primarily related to maintenance and collections personnel as well as certain advertising and property performance award expenses. Prior period amounts have been reclassified to conform to the 2008 presentation.

Cost capitalization

The Company capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment and condominium communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. Annually recurring capital expenditures are expenditures of a type that are expected to be incurred on an annual basis during the life of an apartment community, such as carpet, appliances and flooring. Periodically recurring capital expenditures are expenditures that generally occur less frequently than on an annual basis, such as major exterior projects relating to landscaping and structural improvements. Revenue generating capital expenditures are expenditures for the renovation of communities, the new installation of water sub-metering equipment and other property upgrade costs that enhance the rental value of such communities. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Company expenses as incurred interior and exterior painting of its operating communities, unless those communities are under rehabilitation or major remediation.

For communities under development or rehabilitation, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with apartment and condominium communities under development and construction. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December 31, 2008, 2007 and 2006 were approximately 6.3%, 6.6%, an 6.6%, respectively. Internal personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities. Prior to the completion and closing of condominium units, the Company expenses all sales and marketing costs related to such units.

For cash flow statement purposes, the Company classifies capital expenditures for developed condominium communities and for condominium conversion communities in investing activities in the caption titled, “Construction and acquisition of real estate assets.” Likewise, the proceeds from the sales of such condominiums are included in investing activities in the caption titled, “Net proceeds from sales of real estate assets.”

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements – 20-40 years; furniture, fixtures and equipment – 5-10 years).

Post Properties, Inc.	72

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

The Company periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Company’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and/or sold. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

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

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Company uses the relative sales value method to allocate costs and recognize profits from condominium sales. In accordance with SFAS No. 144, gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Company also recognizes revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating

Post Properties, Inc.	73

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units at partial condominium communities are included in continuing operations.

For developed condominiums, the Company accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66 and the guidance provided by EITF 06-8. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66 and the guidance provided by EITF 06-8. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of December 31, 2008, all developed condominium projects are accounted for under the Completed Contract Method.

Fair Value Measurements

The Company adopted SFAS No. 157 “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between willing market participants. Additional disclosures focusing on the methods used to determine fair value are also required using the following hierarchy:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3 – Unobservable inputs for the assets or liability.

The Company applies SFAS No. 157 in relation to the valuation of its derivative instrument at fair value (see note 13), the disclosure of the fair value of financial instruments, principally indebtedness (see note 14), and the Company’s impairment valuation analysis related to real estate assets recorded at fair value (see note 7). The following table presents the Company’s real estate assets, derivative liabilities and long-term indebtedness reported at fair market value and the related level in the fair value hierarchy as defined by SFAS No. 157 used to measure those assets, liabilities and disclosures at December 31, 2008:

	Fair value measurements as of December 31, 2008
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, land held for investment and sale	$74,666	$-	$-	$74,666
Interest rate swap agreement	(2,428)	-	(2,428)	-
Long-term indebtedness	(988,491)	-	(988,491)	-

Real estate assets, primarily land held for development and sale, were valued using independent appraisals and discounted models based on comparable independent appraisals and land sale activity. All of the real estate assets included in the table above were transferred into the Level 3 fair value classification in 2008. The interest rate swap arrangement was valued using a discounted cash flow model using observable interest rate and other factors specific to the terms of the swap arrangements. Long-term indebtedness was valued primarily using market prices of comparable debt instruments.

Long-term ground leases

The Company is party to five long-term ground leases associated with land underlying certain of the Company’s apartment communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation.

Apartment community acquisitions

In accordance with the provisions of SFAS No. 141, “Business Combinations,” the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets and liabilities (including mortgage indebtedness) as well as the

Post Properties, Inc.	74

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

intangible assets acquired in each transaction based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment are reflected in real estate assets, and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases and in-place leases are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 5 months to 18 months). Beginning in 2009, the Company will account for any apartment community acquisitions in accordance with SFAS No. 141R, “Business Combinations.”

Stock-based compensation

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

Per share data

The Company reports both basic and diluted earnings per share. Basic earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares and common share equivalents outstanding during the year, which are computed using the treasury stock method for outstanding stock options and non-vested awards. Common share equivalents are excluded from the computations in years in which they have an anti-dilutive effect.

Conversion of common units in the Operating Partnership

In accordance with the conclusions summarized in Emerging Issue Task Force, Issue No. 95-7, “Implementation Issues Related to the Treatment of Minority Interests in Certain Real Estate Investment Trusts,” the Company accounts for the

Post Properties, Inc.	75

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

conversion of original sponsors’ common units in the Operating Partnership into shares of company common stock at the net book value of the minority interest acquired. These transactions result in a reduction in the minority interest of common unitholders in the Operating Partnership and a corresponding increase in shareholders’ equity in the accompanying consolidated balance sheet at the date of conversion. At December 31, 2008, the aggregate redemption value of the then outstanding common units of the Operating Partnership was approximately $3,607 compared to their net book value of $4,410.

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

New accounting pronouncements

In 2008 and 2007, several new accounting pronouncements were issued and the pronouncements with a potential impact on the Company in 2008 and in future periods and which are not discussed elsewhere in note 1 are discussed below.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” (SFAS 159) was issued in February 2007. SFAS No. 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The Company adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on the Company’s financial position or results of operations. The Company elected not to record any of its financial assets and liabilities at fair value in 2008 that were not recorded as such under existing accounting pronouncements.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company on January 1, 2009. The Company does not anticipate that the adoption of SFAS No. 160 will have a material impact on the Company’s financial position or results of operations.

SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R replaces SFAS No. 141 on the date it becomes effective. SFAS No. 141R will require 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R will lead to the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. SFAS No. 141R is effective for the Company on January 1, 2009. The Company does not anticipate that the adoption of SFAS No. 141R will have a material impact on the Company’s financial position or results of operations.

2.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company did not acquire any apartment communities in 2008. In 2007, the Company acquired a 350-unit apartment community located in Orlando, Florida for approximately $75,200, including closing costs. Additionally, the Company plans to spend up to approximately $1,250 to improve the community (of which approximately $925 was incurred as of December 31, 2008). Aggregate acquisition costs were allocated to land ($17,500), building, improvements and equipment ($56,702) and identified lease related intangible assets ($998).

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At December 31, 2008, the Company had three communities, containing 1,328 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $85,097, which represents the lower of their depreciated cost or fair value

Post Properties, Inc.	76

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

less costs to sell. At December 31, 2008, the Company also had portions of two communities that were converted to condominiums, originally containing 349 units, and certain completed condominium units at one developed condominium community totaling $14,610 that are classified as for-sale condominiums on the accompanying consolidated balance sheet.

In 2008, 2007 and 2006, income from continuing operations included net gains from condominium sales activity at developed condominium projects and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Company expensed certain sales and marketing costs associated with pre-sale condominium communities and condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations in 2008, 2007 and 2006 was as follows:

	Year ended December 31,
	2008	2007	2006
Condominium revenues	$35,178	$77,458	$33,364
Condominium costs and expenses	(31,552)	(63,897)	(20,986)

Gains on sales of condominiums, before income taxes	3,626	13,561	12,378
Provision for income taxes	(874)	-	-

Gains on sales of condominiums, net of income taxes	$2,752	$13,561	$12,378

In 2008, the Company retrospectively adjusted its consolidated financial statements for 2007 and 2006, to reflect six apartment communities classified as held for sale (three of which were sold) in 2008 under SFAS No. 144. The effect of the retrospective adjustment represented a $10,318 and $9,467 decrease in the Company’s previously reported income (loss) from continuing operations and a corresponding increase in income from discontinued operations in 2007 and 2006, respectively.

In 2007, the Company transferred three operating apartment communities to a newly formed unconsolidated entity in which the Company retained a 25% non-controlling interest, for aggregate proceeds of approximately $134,922. This transaction resulted in a gain on sale of real estate in continuing operations totaling approximately $81,268 in 2007. The gain was calculated as the difference between the proceeds received from the independent third party for its 75% interest in the unconsolidated entity and the Company’s 75% proportionate share of the net book value of the operating communities transferred to the unconsolidated entity. Additionally, the unconsolidated entity obtained mortgage financing secured by the apartment communities totaling approximately $126,724, of which approximately $31,681 was distributed to the Company. In 2007, gains on sales of real estate assets in continuing operations also included gains of $5,186 on the sale of land sites. In 2006, gains on sales of real estate assets in continuing operations also included a gain of $503 on the sale of a land site.

Under SFAS No. 144, the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. In 2008, income from discontinued operations included the results of operations of three apartment communities classified as held for sale at December 31, 2008 and four communities sold in 2008 through their sale dates. In 2007 and 2006, income from discontinued operations included the results of operations of the three apartment communities classified as held for sale at December 31, 2008, four apartment communities sold in 2008, one condominium conversion community through its sell-out date in 2007 and the results of operations of six apartment communities sold in 2007 and 2006 through their respective sale dates.

Post Properties, Inc.	77

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The revenues and expenses of these communities in 2008, 2007 and 2006 were as follows:

	Year ended December 31,
	2008	2007	2006
Revenues
Rental	$26,795	$37,111	$47,584
Other property revenues	1,505	2,355	3,616

Total revenues	28,300	39,466	51,200

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	9,729	14,082	18,845
Depreciation	2,113	5,964	8,046
Interest	3,916	6,186	9,100

Total expenses	15,758	26,232	35,991

Income from discontinued property operations before minority interest	12,542	13,234	15,209
Minority interest	(87)	(183)	(289)

Income from discontinued property operations	$12,455	$13,051	$14,920

In 2008, the Company recognized net gains in discontinued operations of $75,204 ($74,685 net of minority interest) from the sale of four apartment communities, containing 1,093 units. These sales generated aggregate net proceeds of approximately $131,931. In 2007, the Company recognized net gains in discontinued operations of $62,406 ($61,546, net of minority interest) from the sale of three communities containing 807 units. These sales generated net proceeds of approximately $90,893, of which a portion ($66,938) was held by an exchange intermediary at December 31, 2007 (and classified as other assets on the consolidated balance sheet), prior to the completion of a tax deferred exchange in 2008. In 2006, the Company recognized net gains in discontinued operations of $68,324 ($67,026 net of minority interest) from the sale of three communities containing 1,340 units. These sales generated net proceeds of approximately $173,007, including $40,000 of secured indebtedness assumed by the purchasers.

In 2008, 2007 and 2006, gains on sales of real estate assets included in discontinued operations also includes net gains from condominium sales at one condominium conversion community. A summary of revenues and costs and expenses of condominium activities included in discontinued operations in 2008, 2007 and 2006 was as follows:

	Year ended December 31,
	2008	2007	2006
Condominium revenues	$-	$560	$7,322
Condominium costs and expenses	31	(176)	(7,097)

Gains on condominium sales, before minority interest	31	384	225
Minority interest	-	(5)	(4)

Gains on condominium sales, net of minority interest	$31	$379	$221

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At December 31, 2008, the Company holds investments in various individual limited liability companies (the “Property LLCs”) with institutional investors that own apartment communities. The Company holds a 25% to 35% equity interest in these Property LLCs. The Company and its joint venture partner also hold an approximate pro-rata 49% interest in a Property LLC that is constructing a mixed-use development, consisting of 129 luxury condominium units, sponsored by the Company and its partner, and Class A office space, sponsored by two additional independent investors. The Company also has a 50% interest in another Property LLC that holds land for future investment. In 2007, another 35% owned Property LLC completed the sell-out of a condominium conversion community, consisting of 121 units.

In 2008, the Company recorded an impairment loss (see note 7) of $3,253 relating to its investment in the 50% owned Property LLC that holds land for future investment, the result of which is a credit investment of $1,722. In 2007, the Company’s investment in the 25% owned Property LLC resulted from the transfer of three previously owned apartment communities to the Property LLC co-owned with an institutional investor. The assets, liabilities and members’ equity of

Post Properties, Inc.	78

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

this Property LLC were recorded at fair value based on agreed-upon amounts contributed to the Property LLC. At December 31, 2008 and 2007, the Company’s investment in the 25% owned Property LLC reflects credit investments of $14,263 and $13,688, respectively, resulting primarily from distributions of financing proceeds in excess of the Company’s historical cost investment. These credit investments are reflected in consolidated liabilities on the Company’s consolidated balance sheet.

The Company accounts for its investments in these Property LLCs using the equity method of accounting. At December 31, 2008 and 2007, the Company’s investment in these Property LLCs totaled $39,300 and $23,036, respectively, excluding the credit investments discussed above. The excess of the Company’s investment over its equity in the underlying net assets of certain Property LLCs was approximately $6,253 at December 31, 2008. The excess investment related to Property LLCs owning apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment related to the Property LLC constructing condominiums will be recognized as additional costs as the condominiums are sold. The Company provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Company include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

	December 31,
Balance Sheet Data	2008	2007
Real estate assets, net of accumulated depreciation of $21,528 and $15,204, respectively	$398,167	$325,705
Cash and other	6,768	7,254

Total assets	$404,935	$332,959

Mortgage/construction notes payable	$289,013	$214,549
Other liabilities	6,979	5,541

Total liabilities	295,992	220,090
Members’ equity	108,943	112,869

Total liabilities and members’ equity	$404,935	$332,959

Company’s equity investment in Property LLCs (1)	$23,315	$9,348

(1)	At December 31, 2008 and 2007, the Company’s equity investment is shown net of its credit investments of $15,985 and $13,688, respectively, discussed above.

	Year ended December 31,
Income Statement Data	2008	2007	2006
Revenues
Rental	$27,138	$17,998	$11,447
Other property revenues	1,760	1,169	752
Other	52	121	47

Total revenues	28,950	19,288	12,246

Expenses
Property operating and maintenance	11,710	7,125	3,948
Depreciation and amortization	7,622	6,881	2,650
Interest	10,820	5,940	2,752

Total expenses	30,152	19,946	9,350

Income (loss) from continuing operations	(1,202)	(658)	2,896

Discontinued operations
Income (loss) from discontinued operations	119	39	(343)
Gains on sales of real estate assets, net	-	861	2,947

Income from discontinued operations	119	900	2,604

Net income (loss)	$(1,083)	$242	$5,500

Company’s share of net income	$1,224	$1,556	$1,813

Post Properties, Inc.	79

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Gains on real estate assets represent net gains from condominium sales at the condominium conversion community previously held by one of the Property LLCs. This Property LLC completed the sell out of the community in 2007. A summary of revenues and costs and expenses of condominium activities in 2008, 2007 and 2006 was as follows:

	Year ended December 31,
	2007	2006
Condominium revenues	$4,592	$21,857
Condominium costs and expenses	(3,731)	(18,910)

Gains (losses) on condominium sales, net	$861	$2,947

At December 31, 2008, mortgage/construction notes payable includes a $50,500 mortgage note that bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. Another mortgage note payable totaling $29,272 bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. These mortgage notes refinanced existing mortgage indebtedness that carried interest rates of 4.13% and 4.04%, respectively.

Three additional mortgage notes were entered into in conjunction with the formation of the 25% owned Property LLC in 2007. Two notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The third mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

In 2007, the Property LLC constructing the mixed-use development and a related Property LLC holding land for future investment entered into a construction loan facility with an aggregate capacity of $187,128. At December 31, 2008, the construction loan had an outstanding balance of $82,517, bears interest at LIBOR plus 1.35% and matures in 2011. Under the terms of the construction loan facility, the Company and its equity partner have jointly and severally guaranteed approximately $25,313 of the construction loan held at the unconsolidated Property LLC attributable to the condominium portion of the project as well as certain debt service payments of the condominium portion of the loan not to exceed approximately $6,153. Finally, all of the equity owners of the project at the unconsolidated Property LLC, including the Company, have jointly and severally guaranteed the completion of the first building of the project.

In periods prior to the third quarter of 2008, the Company held a 50% interest in an unconsolidated limited liability company (the “LLC”), which now holds the approximate pro-rata 49% interest in the Property LLC constructing condominiums as part of a mixed-use development with other investors as discussed above. In the third quarter of 2008, the Company invested additional equity of $15,500 in the LLC, for which it received a preferred equity interest and which resulted in the Company obtaining a controlling financial interest in the LLC. As such, the Company consolidated the LLC at December 31, 2008. As stated above, the LLC’s principal asset is its $30,306 investment in the Property LLC, which is included in investments in and advances to unconsolidated entities on the Company’s consolidated balance sheet. In conjunction with the Company’s additional equity investment in the LLC, the LLC entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a guaranteed licensing fee upon the earlier of the sale of the condominium units as they occur or September 2012. The payment of the licensing fee is expected to be paid from the proceeds of condominium sales at the LLC. In February 2009, the Company invested additional equity of $3,000 in the LLC, for which it also received a preferred equity interest.

Post Properties, Inc.	80

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

4.	INDEBTEDNESS

At December 31, 2008 and 2007, the Company’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	December 31,
				2008	2007

Senior Unsecured Notes	Int.	5.13% - 7.70% (1)	2010-2013	$535,000	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575% (2)	2010	40,000	245,000
Cash Management Line	N/A	LIBOR + 0.575%	2010	10,864	12,275

				50,864	257,275

Secured Notes
FNMA	Prin. and Int.	Remarketed rate (3)	2029	92,275	94,000
Other	Prin. and Int.	4.27% - 6.11% (4)	2009-2015	434,774	172,791

				527,049	266,791

Total				$1,112,913	$1,059,066

(1)

Senior unsecured notes totaling approximately $185,000 bearing interest at 7.7% mature in 2010. The remaining unsecured notes mature between 2011 and 2013. Subsequent to year end, the Company repurchased $84,495 of its 7.7% senior notes maturing in 2010 and $90,363 of its 5.125% senior notes maturing in 2011 (see note 18).

(2)	Represents stated rate. At December 31, 2008, the weighted average interest rate was 1.04%.
(3)

FNMA credit enhanced taxable bonds accrue interest at a variable remarketed rate established weekly. Prior to the third quarter of 2008, the interest was fixed at 6.15%, inclusive if credit enhancement and other fees, through an interest rate swap arrangement. Due to the credit market instability beginning in the third quarter of 2008, the interest rate swap became ineffective (see note 13) and the weighted average effective interest costs under the debt arrangement averaged approximately 7.0% for the second half of 2008. Until credit markets stabilize, interest costs may continue to fluctuate and may be higher than the effective 6.15% fixed rate paid in prior periods. The interest rate swap arrangement expires on July 31, 2009. In February 2009, the Company gave notice of its intent to prepay these bonds in full in March 2009. Upon the termination of these bonds, the Company will recognize an extinguishment loss related to the write-off of unamortized deferred loan costs, prepayment penalties as well as the write-off of unamortized derivative losses (see note 18).

(4)	Secured notes totaling approximately $33,954 bearing interest at 4.3% mature in 2009. The remaining notes mature between 2011 and 2015.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

2009	$37,344
2010	239,488	(1)
2011	141,427
2012	103,292
2013	205,304
Thereafter	386,058	(2)

	$1,112,913

(1)	Includes outstanding balance on lines of credit totaling $50,864.
(2)

Includes remaining unamortized principal of $81,375 after annual amortizing principal payments included in years 2009-2013 from the Company’s FNMA taxable bonds which mature in 2029, but which the Company intends to redeem in March 2009 (see note 18).

Debt issuances, retirements and modifications

2008

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

Post Properties, Inc.	81

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

In December 2008, the Company repaid approximately $39,271 of secured indebtedness that was scheduled to mature in early 2009. The Company recorded a loss on early extinguishment of indebtedness of $141 ($140 net of minority interest) related to the write off of unamortized deferred financing costs related to this indebtedness.

In January 2009, the Company closed five, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $202,200, require fixed interest-only payments for the first two years and then principal and interest payments for the remaining term of the loans based on a 30-year amortization schedule. The loans bear interest at a fixed rate of 5.99% and mature in 2019 (see note 18).

2007

Upon their maturity in June 2007, the Company repaid $25,000 of 6.11% senior unsecured notes from available borrowings under its unsecured line of credit. In July 2007, the Company repaid $83,132 of secured mortgage notes with interest rates from 6.29% to 7.69% from borrowing under its unsecured line of credit. These mortgage notes were scheduled to mature in October 2007.

Unsecured lines of credit

At December 31, 2008, the Company utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line may be extended to April 2011, at the Company’s option. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. (formerly Wachovia Bank, N.A.) and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. Should the Company’s senior unsecured debt ratings be reduced one level, the interest rate and the facility fee rate on the Syndicated Line would increase to LIBOR plus 0.80% and 0.175%, respectively. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The Syndicated Line restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At December 31, 2008, the Company had issued letters of credit to third parties totaling $37,154 under this facility (see note 18).

Additionally, at December 31, 2008, the Company had a $30,000 unsecured line of credit with Wells Fargo Bank N.A. (formerly Wachovia Bank, N.A.) (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Interest paid

Interest paid (including capitalized amounts of $12,406, $11,801 and $9,942 for the years ended December 31, 2008, 2007 and 2006, respectively), aggregated $64,080, $65,931 and $67,257 for the years ended December 31, 2008, 2007 and 2006, respectively.

Debt compliance and other

The Company’s Syndicated Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. The Company met these financial covenants at December 31, 2008.

Post Properties, Inc.	82

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The aggregate net book value at December 31, 2008 of property pledged as collateral for indebtedness amounted to approximately $575,368.

5.	DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,
	2008	2007
Deferred financing costs	$15,974	$17,041
Other	5,938	5,677

	21,912	22,718

Less: accumulated amortization	(11,634)	(12,180)

	$10,278	$10,538

6.	SHAREHOLDERS’ EQUITY

Preferred Stock

At December 31, 2008, the Company had two outstanding series of cumulative redeemable preferred stock with the following characteristics:

Description	Outstanding Shares	Liquidation Preference	Optional Redemption Date (1)	Redemption Price (1)	Stated Dividend Yield	Approximate Dividend Rate
		(per share)		(per share)		(per share)

Series A	900	$50.00	10/01/26	$50.00	8.5%	$4.25
Series B	2,000	$25.00	(2)	$25.00	7.625%	$1.91

(1)	The redemption price is the price at which the preferred stock is redeemable, at the Company’s option, for cash.
(2)	The Series B preferred stock became redeemable at the Company’s option in 2007.

Common Stock Repurchases

In late 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. The Company’s board of directors also authorized the Company’s management to explore opportunistic repurchases of indebtedness.

Under a previous stock repurchase program which expired on December 31, 2008, the Company repurchased 83 shares of common stock totaling $3,694 during 2007. There were no share repurchases in 2008.

Post Properties, Inc.	83

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Computation of Earnings (Loss) Per Common Share

In 2008, 2007 and 2006, basic and diluted earnings per common share for income (loss) from continuing operations available to common shareholders has been computed as follows:

	Year ended December 31, 2008
	Income (Numerator)	Shares (Denominator)		Per-Share Amount
Income (loss) from continuing operations	$(95,823)
Less: Preferred stock dividends	(7,637)

Basic EPS
Income (loss) from continuing operations available to common shareholders	(103,460)	44,009		$(2.35)

Effect of dilutive securities Stock options and awards	-	-	(1)

Diluted EPS
Income (loss) from continuing operations available to common shareholders	$(103,460)	44,009		$(2.35)

	Year ended December 31, 2007
	Income (Numerator)	Shares (Denominator)		Per-Share Amount
Income from continuing operations	$103,845
Less: Preferred stock dividends	(7,637)

Basic EPS
Income from continuing operations available to common shareholders	96,208	43,491		$2.21

Effect of dilutive securities Stock options and awards	-	638

Diluted EPS
Income from continuing operations available to common shareholders	$96,208	44,129		$2.18

	Year ended December 31, 2006
	Income (Numerator)	Shares (Denominator)		Per-Share Amount
Income from continuing operations	$19,788
Less: Preferred stock dividends	(7,637)
Basic EPS

Income from continuing operations available to common shareholders	12,151	42,812		$0.28

Effect of dilutive securities Stock options and awards	-	782
Diluted EPS

Income from continuing operations available to common shareholders	$12,151	43,594		$0.28

(1)

For the year ended December 31, 2008, the potential dilution from the Company‘s outstanding stock options and awards of 159 shares was antidilutive to the loss from continuing operations per share calculation. As such, this amount was excluded from weighted average shares.

In 2008 and 2007, stock options to purchase 2,382 and 200 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as these options were antidilutive. There were no antidilutive shares in 2006.

7.	IMPAIRMENT, SEVERANCE AND OTHER COSTS

In the second half of 2008, the Company evaluated its development pipeline as the outlook for conditions in the global capital markets and the U.S. economy continued to deteriorate. As a result, management revised its expectations regarding the timing and projected future cash flows from land held for future investment (including the Company‘s expectations of possible future uses, capitalization rates, investors‘ return expectations, rental rates and operating cash flows) and reduced its expectations regarding the estimated fair values of its land holdings. After this evaluation, the Company recorded non-cash impairment charges of approximately $90,558 in 2008 relating to 1) the cessation of current development activities associated with land parcels in pre-development which were written down to their estimated fair value, 2) the write off of capitalized pursuit costs associated with certain abandoned projects and 3) the write down of additional land held for sale and land held for future investment (including the Company‘s interest in an unconsolidated entity that holds land for future investment) to their estimated fair value.

Post Properties, Inc.	84

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Additionally, in 2008, the Company initiated a management and staff workforce reduction resulting in the elimination of 64 employment positions and in severance charges of approximately $5,540. Approximately $2,230 of this severance expense was paid in 2008. The remaining severance costs are expected to be paid through 2011. The impairment and severance charges reflected management’s decision to reduce the size of its workforce and lower overhead expenses in response to business conditions and its decision to sell additional operating assets and to focus its development strategy on fewer projects in the near term. The Company may also record additional severance charges in future periods depending on market conditions and the Company’s business plans.

In 2008, the Company also recorded estimated casualty losses of approximately $2,764 related to damage sustained at its Houston, Texas properties as a result of Hurricane Ike. The Company currently estimates that these losses will be below its insured wind storm deductible.

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Accrued severance charges, beginning of year	$11,215	$12,832	$14,325
Severance charges	353	283	-
Payments for period	(2,895)	(2,640)	(2,341)
Interest accretion	732	740	848

Accrued severance charges, end of year	$9,405	$11,215	$12,832

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (five to eight years).

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

In 2007, other expenses on the consolidated statement of operations included income tax expense of approximately $560 relating to alternative minimum tax. The alternative minimum tax resulted from the utilization of net operating loss carryforwards generated by the Company in prior years.

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2005 through 2007. Net income tax loss carryforwards and other tax attributes generated in years prior to 2005 are also subject to challenge in any examination of the 2005 to 2007 tax years. In 2008, the Company received notice that its TRSs’ federal income tax return for 2005 has been selected for Internal Revenue Service examination. At this stage, it is not possible to predict or determine the outcome of the examination, nor is it possible to estimate the amount or whether any adjustments will be required to that tax return.

As of December 31, 2008 and 2007, the Company’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior

Post Properties, Inc.	85

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

year income tax returns of the TRS with respect to the amortization of certain intangible assets. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for 2008 and 2007 were not material to the Company’s results of operations, cash flows or financial position.

Reconciliation of net income (loss) to taxable income

As discussed in note 1, the Company conducts substantially all of its operations through its majority-owned subsidiary, the Operating Partnership. For income tax reporting purposes, the Company receives an allocable share of the Operating Partnership’s ordinary income (loss) and capital gains based on its weighted average ownership, adjusted for certain specially allocated items. All adjustments to net income (loss) in the table below are net of amounts attributable to minority interests and taxable REIT subsidiaries. A reconciliation of net income (loss) to taxable income for 2008, 2007 and 2006 is detailed below.

	2008 (Estimate)	2007 (Actual)	2006 (Actual)
Net income (loss)	$(8,652)	$178,699	$101,469
Add (subtract) net loss (income) of taxable REIT subsidiaries	52,227	709	2,537

Adjusted net income (loss)	43,575	179,408	104,006
Book/tax depreciation difference	(7,537)	(6,967)	(4,325)
Book/tax difference on gains from real estate sales	(24,799)	(65,568)	(41,909)
Book/tax difference on stock-based compensation	98	(339)	(13,304)
Book/tax difference on asset impairment charge	38,962	-	-
Other book/tax differences, net	4,678	(1,856)	(7,563)

Taxable income before allocation of taxable capital gains	54,977	104,678	36,905
Income taxable as capital gains	(53,697)	(87,907)	(34,756)

Taxable ordinary income	$1,280	$16,771	$2,149

Taxable ordinary income for 2007 was offset by a net operating loss carryforward, effectively eliminating the amount of 2007 dividend treated as ordinary income to the shareholders.

Income tax characterization of dividends

For income tax purposes, dividends to common shareholders are characterized as ordinary income, capital gains or as a return of a shareholder’s invested capital. A summary of the income tax characterization of the Company’s dividends paid per common share is as follows for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
	Amount (1)	% (1)	Amount (1)	% (1)	Amount (1)	% (1)
Capital gains	$0.50	27.7%	$1.38	76.6%	$0.87	48.5%
Unrecaptured Section 1250 gains	0.58	32.3%	0.42	23.4%	0.86	48.1%
Ordinary income	0.25	14.1%	-	-	0.06	3.2%
Return of capital	0.47	25.9%	-	-	0.01	0.3%

	$1.80	100.0%	$1.80	100.0%	$1.80	100.0%

(1)	The amounts and percentages detailed in the table above represent average amounts for the years presented. Actual quarterly amounts may differ. The capital gain (including the unrecaptured section 1250 gain) component of the dividend for the successive quarters of 2008 were 80.9%, 70.1%, 44.5% and 44.5%.

The income tax characterization of dividends to common shareholders is based on the calculation of Taxable Earnings and Profits, as defined in the Code. Taxable Earnings and Profits differ from regular taxable income due primarily to differences in the estimated useful lives and methods used to compute depreciation and in the recognition of gains and losses on the sale of real estate assets.

As of December 31, 2008, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was lower than the net assets as reported in the Company’s consolidated financial statements by $142,689.

Post Properties, Inc.	86

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

Income tax expense of the TRSs for the years ended December 31, 2008 and 2007 is comprised of the following:

	2008	2007
Current tax expense
Federal	$590	$900
State	74	110

	664	1,010

Deferred tax expense benefit
Federal	184	(900)
State	26	(110)

	210	(1,010)

Total income tax expense	874	-
Income tax expense - discontinued operations	-	-

Income tax expense - continuing operations	$874	$-

In 2008, deferred tax expense resulted from an adjustment to the Company’s valuation allowance resulting from reduced expectations of available carryback claims to prior years. In addition, no deferred tax benefit was recognized for temporary differences originating in 2008 based on a determination that additional deferred tax assets were not realizable through carryback claims to prior years or through expectations of future earnings at the TRS level. In 2007, the Company recognized a deferred tax benefit of $1,010 to offset estimated current income tax expense based on a determination that such deferred tax assets were realizable through the ability of such deferred assets to generate carryback claims to prior years. There was no income tax expense in 2006. Net valuation allowances increased approximately $20,964, $214 and $1,309 in 2008, 2007 and 2006, respectively. Aggregate valuation allowances at December 31, 2008 and 2007 are reflected in the table below.

Other than the impact of state income taxes and the creation of valuation allowances for all originating net deferred tax asset temporary differences, the income tax expense of the TRSs for 2008 was consistent with the deferral statutory rate of 35%.

The components of the TRSs’ deferred income tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	2008	2007
Deferred tax assets
Real estate asset basis differences	$18,941	$-
Cost capitalization/recognition	4,287	864
Deferred interest	1,695	2,649
Accrued liabilities	683	1,154
Other	112	297

	25,718	4,964

Deferred tax liabilities
Amortization	(797)	(797)

	(797)	(797)

Net deferred tax assets, before valuation allowances	24,921	4,167
Valuation allowances	(24,121)	(3,157)

Net deferred tax assets (liabilities)	$800	$1,010

At December 31, 2008, management had established valuation allowances against the above listed net deferred tax assets due primarily to historical losses at the TSRs’ in years prior to 2007 and the variability of the income of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

Post Properties, Inc.	87

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

9.	STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). As of December 31, 2007, prior to the amendment of the plan, there were 1,869 shares available for issuance under the 2003 Stock Plan. The plan was amended in October 2008 to increase the number of shares of the Company’s common stock reserved for issuance and available for grant by 1,600 shares, so that 3,469 shares of common stock were reserved for issuance as of January 1, 2008. Of this amount, stock grants count against the total shares available under the 2003 Stock Plan as 2.7 shares for every one share issued on and after January 1, 2008, while options (and stock appreciation rights (“SAR”) settled in shares) count against the total shares available as one share for every one share issued on the exercise of an option (or SAR) on and after January 1, 2008. The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At December 31, 2008, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,382.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2007	2006
Dividend yield	3.8%	4.4%
Expected volatility	18.1%	17.5%
Risk-free interest rate	4.8%	4.3%
Expected option life	5 years	5 years

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

There were no stock options granted in 2008. In 2007 and 2006, the Company granted stock options to purchase 199 and 311 shares, respectively, of Company common stock to Company officers and directors, of which 28 and 50 shares, respectively, were granted to the Company’s non-executive chairman of the board. In 2008, 2007 and 2006, the Company recorded compensation expense related to stock options of $1,329 ($1,320 net of minority), $1,523 ($1,502 net of minority interest) and $1,100 ($1,079 net of minority interest), respectively, recognized under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans in 2008, 2007 and 2006, is presented below.

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,455	$34	2,375	$33	3,534	$34
Granted	-	-	199	48	311	41
Exercised	(39)	37	(108)	36	(1,462)	36
Forfeited	(34)	35	(11)	41	(8)	35

Outstanding at end of year	2,382	34	2,455	34	2,375	33

Options exercisable at year-end	2,189	33	1,797	33	1,447	33

Weighted-average fair value of options granted during the year	$-		$7.22		$4.91

Post Properties, Inc.	88

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

At December 31, 2008, there was $466 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 0.7 years. The total intrinsic value of stock options exercised in 2008, 2007 and 2006 was $194, $1,397 and $13,775, respectively. The aggregate intrinsic value of stock options outstanding, exercisable and expected to vest at December 31, 2008 was $0. The weighted average remaining contractual lives of stock options outstanding, exercisable and excepted to vest at December 31, 2008, were 4.1 years, 3.8 years and 4.1 years, respectively. Stock options expected to vest at December 31, 2008 totaled 2,372 at a weighted average exercise price of approximately $33.86.

At December 31, 2008, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,379 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.17 and a weighted average remaining contractual life of 3.9 years. Of these outstanding options, 1,379 were exercisable at December 31, 2008 at a weighted average exercise price of $29.17. In addition, there were 1,003 options outstanding with exercise prices ranging from $36.47 to $48.00. These options had a weighted average exercise price of $40.43 and a weighted average remaining contractual life of 4.4 years. Of these outstanding options, 810 were exercisable at December 31, 2008 at a weighted average exercise price of $39.39.

In 2008, 2007 and 2006, the Company granted 111, 61 and 42 shares of restricted stock, respectively, to Company officers and directors, of which 13, 4 and 5 shares in 2008, 2007 and 2006, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares granted in 2008, 2007 and 2006 was $34.66, $45.61 and $40.61 per share, respectively. The total value of the restricted share grants in 2008, 2007 and 2006 were $3,848, $2,791 and $1,701, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $3,611 ($3,586 net of minority interest), $2,434 ($2,402 net of minority interest) and $1,651 ($1,620 net of minority interest) in 2008, 2007 and 2006, respectively.

A summary of the activity related to the Company’s restricted stock in 2008 and 2007 is presented below:

	2008		2007
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, beginning or period	119	$35	125	$31
Granted	111	35	61	46
Vested	(102)	38	(66)	36
Forfeited	-	-	(1)	42

Unvested shares, end of period	128	33	119	35

At December 31, 2008, there was $3,857 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.3 years. The total intrinsic value of restricted shares vested in 2008, 2007 and 2006 was $2,041, $2,680 and $2,606, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) under a plan approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $122, $160 and $159 in 2008, 2007 and 2006, respectively.

Post Properties, Inc.	89

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

10.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2008, 2007 and 2006. Company contributions of $772, $896 and $911 were made to the 401K Plan in 2008, 2007 and 2006, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Company is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, three ground leases expiring in 2038, 2066 and 2074 for three separate operating communities and to other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2008, were as follows:

2009	$1,933
2010	1,889
2011	1,921
2012	1,935
2013	1,711
2014 and thereafter	149,525

The Company incurred $7,266, $6,948 and $6,421 of rent expense, including rent expense under short-term rental and lease arrangements, in 2008, 2007 and 2006, respectively.

Legal proceedings

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery is mostly completed by both parties. However, on August 1, 2008, ERC disclosed an alleged $9,000 damages assessment for a portion of the compensatory damages claimed. On August 12, 2008, the Company and the Operating Partnership filed a motion to strike all evidence regarding that new assessment, which was granted in part to allow additional discovery but not strike the evidence. The Company and the Operating Partnership appealed the ruling to the Trial Judge, which was denied on February 20, 2009. Additional discovery will now begin on ERC’s alleged damages. Also on February 20, 2009, the Department of Justice filed an amicus brief on behalf of ERC. The last briefing on dispositive motions is due by March 17, 2009. It is possible that these dates could be further extended. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

As announced in 2008, the Company is underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. At this time, the Company has preliminarily determined that

Post Properties, Inc.	90

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio. The Company preliminarily estimates that the aggregate cost of this initiative could be approximately $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. The Company currently expects that a substantial majority of the costs related to these remediation efforts will be recorded as annually and periodically recurring capital expenditures. In addition and as a result of this project, the Company currently estimates that the net book value of certain building components totaling approximately $6,500 to $7,000 will be retired and, as such, are being depreciated on an accelerated basis over the remaining estimated useful life of those assets, which is expected to be not later than 2009. The work is currently underway at approximately seven properties and is expected to be completed at all the properties by 2010. The work may include, but not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. As of December 31, 2008, the Company had incurred approximately $1,048 of periodically recurring and $308 of annually recurring capital expenditures, respectively, related to this project. In addition, the Company recorded accelerated depreciation of approximately $1,303 in 2008 related to assets expected to be retired as part of this project. There can be no assurance that the scope of work or the Company’s preliminary estimates of costs will not change in future periods.

12.	RELATED PARTY TRANSACTIONS

In 2008, 2007 and 2006, the Company held investments in Property LLC’s accounted for under the equity method of accounting (see note 3). In 2008, 2007 and 2006, the Company recorded, before elimination of the Company’s equity interests, project management fees, property management fees and expense reimbursements (primarily personnel costs) of approximately $3,988, $2,591 and $1,537, respectively, from these related companies. Additionally in 2008, 2007 and 2006, the Company earned interest under loans to unconsolidated entities totaling $0, $449 and $860, respectively. The Company portion of all significant intercompany transactions was eliminated in the accompanying consolidated financial statements.

At December 31, 2008 and 2007, the Company had outstanding loan balances to certain current and former company executives totaling $935 and $1,120, respectively. These loans mature ten years from their issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares. Additionally, at December 31, 2008 and 2007, the Company had outstanding an additional loan to a company executive totaling $300 and $400, respectively. This loan bears interest at 6.32% per annum. If the executive continues to be employed by the Company, the loan will be forgiven annually over a ten year period, as defined in the agreement. The annual loan forgiveness under this loan of $100 was recorded as compensation expense in each of the three years in the period ended December 31, 2008.

13.	DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2008, the Company had an outstanding interest rate swap agreement with a notional value of approximately $92,145 with a maturity date in July 2009. At December 31, 2008 and 2007, the fair value of the interest rate swap agreement represented a liability of $2,428 and $2,224, respectively, and the liabilities were included in consolidated liabilities in the accompanying consolidated balance sheets. Prior to the third quarter of 2008, the changes in the fair value of this cash flow hedge were recorded as a change in accumulated other comprehensive income (loss), a shareholders’ equity account, in the accompanying consolidated balance sheet. During the third quarter of 2008, the interest rate swap arrangement, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross decrease in the market value of the interest rate swap arrangement for the period from July 1, 2008 to December 31, 2008 of $239 was recognized in other expense in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Company is required to amortize into expense the cumulative unrecognized loss on the interest rate swap of $2,189, previously included in shareholders’ equity, over the remaining life of the swap through July 2009. Total amortization expense related to this swap was $1,017 for the period from July 1, 2008 to December 31, 2008.

In 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles. As a result, the gross increase in the market value of the interest rate swap arrangement of $1,655 through its termination date in 2006 was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Company is required to amortize into interest expense

Post Properties, Inc.	91

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in shareholders’ equity, over the remaining original life of the swap through July 2009. Total amortization expense related to this swap was $1,124 and $1,123, respectively, in 2008 and 2007. This swap arrangement was terminated in 2006 through a $2,448 termination payment to the swap counterparty.

On February 1, 2008, a $28,495 interest rate cap arrangement expired on its maturity date with no change in its $0 fair value from December 31, 2007.

The impact of the change in the value of the Company’s outstanding interest rate swap arrangement will be included in the statement of operations. Subsequent to December 31, 2008, the Company expects to terminate its remaining interest rate swap arrangement in conjunction with the planned early extinguishment of the underlying FNMA taxable bond indebtedness (see notes 4 and 18). If the underlying debt is retired in 2009, as intended, the Company will recognize a loss equal to the write off of the remaining balance in accumulated other comprehensive income ($1,828 at December 31, 2008). Otherwise, the amounts reported in accumulated other comprehensive income related to these derivatives will be reclassified to interest expense as schedule interest payments are made on the Company’s hedged indebtedness in 2009.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The disclosures of estimated fair value of financial instruments were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2008. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2008, the fair value of fixed rate debt was approximately $846,961 (carrying value of $969,774) and the fair value of the Company’s variable rate debt, including the Company’s lines of credit, was approximately $141,530 (carrying value of $143,139). At December 31, 2007, the fair value of fixed rate debt was approximately $726,614 (carrying value of $707,791) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements.

In order to manage the impact of interest rate changes on earnings and cash flow, the Company entered into and has an outstanding interest rate swap arrangement. As more fully described in note 1, the interest rate swap agreement is carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133, as amended. At December 31, 2008 and 2007, the carrying amount of the interest rate swap arrangement represented a net liability totaling $2,428 and $2,224, respectively. At December 31, 2007, the Company also had an interest rate cap arrangement with a $0 fair value. The interest rate cap arrangement expired on its maturity date in 2008 with no change in fair value.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2008. The fair value of the Company’s fixed rate debt has been subject to substantial volatility since year end. As a result, management believes that the fair value of such fixed rate debt has changed significantly since December 31, 2008, but has not been comprehensively revalued for purposes of these financial statements since such date (also see note 18).

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

Post Properties, Inc.	92

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into five segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2007. The segment information for the years ended December 31, 2007 and 2006 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2008 to discontinued operations under SFAS No. 144 (see note 2).

•

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during the prior year – those apartment communities which reached stabilized occupancy in 2007.

•

Development, rehabilitation and lease-up communities – those apartment communities that are under development, rehabilitation and lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

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

Post Properties, Inc.	93

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income (loss) in 2008, 2007 and 2006. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year ended December 31,
	2008	2007	2006
Revenues
Fully stabilized communities	$220,217	$217,207	$203,107
Communities stabilized during 2007	10,684	7,613	3,231
Development, rehabilitation and lease-up communities	19,169	16,108	14,651
Condominium conversion and other communities	639	9,810	17,281
Acquired communities	5,420	2,124	-
Other property segments	24,782	23,860	23,652
Other	1,029	602	402

Consolidated revenues	$281,940	$277,324	$262,324

Contribution to Property Net Operating Income
Fully stabilized communities	$131,826	$131,908	$123,199
Communities stabilized during 2007	6,475	3,622	900
Development, rehabilitation and lease-up communities	7,624	8,027	7,779
Condominium conversion and other communities	371	5,355	9,598
Acquired communities	2,968	1,262	-
Other property segments, including corporate management expenses	(3,632)	(7,007)	(5,534)

Consolidated property net operating income	145,632	143,167	135,942

Interest income	667	822	1,261
Other revenues	1,029	602	402
Minority interest in consolidated property partnerships	(395)	(1,857)	(257)
Depreciation	(63,530)	(61,476)	(60,922)
Interest expense	(48,863)	(47,447)	(47,621)
Amortization of deferred financing costs	(3,473)	(3,297)	(3,526)
General and administrative	(16,808)	(18,093)	(15,577)
Investment and development	(5,131)	(7,302)	(6,654)
Other investment costs	(1,384)	(400)	(311)
Strategic review costs	(8,161)	-	-
Impairment, severance and other charges	(98,862)	-	-
Gains on sales of real estate assets, net	2,752	100,015	12,881
Equity in income of unconsolidated real estate entities	1,224	1,556	1,813
Other income (expense), net	(1,239)	(1,098)	2,592
Minority interest of common unitholders	719	(1,347)	(235)

Income (loss) from continuing operations	(95,823)	103,845	19,788
Income from discontinued operations	87,171	74,854	81,681

Net income (loss)	$(8,652)	$178,699	$101,469

Post Properties, Inc.	94

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2008, 2007 and 2006 were as follows:

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

In 2008, the Company amortized approximately $2,141 ($2,126 net of minority interest) of accumulated other comprehensive non-cash losses into earnings related to two interest rate swap derivative financial instruments (see note 13). Other than the amortization discussed herein, in 2008, the Company’s derivative financial instruments, accounted for as cash flow hedges, decreased in value by $239 ($237, net of minority interest), causing an increase in accounts payable and accrued expenses and a corresponding increase in the Company’s other expense, as this cash flow hedge became ineffective during 2008. Other than the amortization discussed herein, in 2008, the Company’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $35, net of minority interest. In 2007, the Company amortized approximately $1,123 ($1,108 net of minority interest) of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). Other than the amortization discussed herein, in 2007, the Company’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $1,637, net of minority interest. In 2006, the Company amortized approximately $1,116 ($1,095 net of minority interest) of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). In addition in 2006, the Company recognized a non-cash loss of $142 ($139 net of minority interest) through a reduction of accumulated other comprehensive losses as a result of the ineffectiveness of an interest rate cap arrangement (see note 13). Other than the amortization and loss discussed herein, in 2006, the Company’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in shareholder’s equity of $299, net of minority interest.

In 2008, 2007 and 2006, Common Units in the Operating Partnership totaling 251, 235 and 697, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to minority interest for the impact of the Company’s employee stock purchase and stock options plans, decreased minority interest and increased shareholders’ equity in the amounts of $5,434, $5,095 and $13,062 in 2008, 2007 and 2006, respectively.

The Operating Partnership committed to distribute $8,888, $19,933 and $19,886 for the quarters ended December 31, 2008, 2007 and 2006, respectively. As a result, the Company declared dividends of $8,844, $19,721 and $19,569 for the quarters ended December 31, 2008, 2007 and 2006, respectively. The remaining distributions from the Operating Partnership in the amount of $44, $212 and $317 for the quarters ended December 31, 2008, 2007 and 2006, respectively, are distributed to minority interest unitholders in the Operating Partnership.

In 2008, 2007 and 2006, the Company issued common shares for director compensation, totaling $665, $502 and $471, respectively. These common stock issuances were non-cash transactions.

In 2008, 2007 and 2006, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $1,655, $1,411 and $339, respectively.

Post Properties, Inc.	95

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

17. OTHER INCOME (EXPENSE)

In 2008, other expense primarily included estimated state franchise taxes of approximately $570, a non-cash expense related to the mark-to-market of an interest rate swap agreement of approximately $239, inspection expenses of approximately $202 related to the Company’s water intrusion remediation project and approximately $141 due to the early extinguishment of indebtedness. In 2007, other expense primarily included estimated state franchise taxes of approximately $694 and REIT alternative minimum taxes of approximately $560 (see note 8). Franchise taxes are associated with new income-based taxes in Texas that became effective in 2007. In 2006, other income primarily included a gain on the sale of marketable securities of $573, an additional gain on sale of a technology investment of $325 resulting from the receipt of previously escrowed proceeds under the prior year sale (see below) and additional income totaling $1,655 resulting from the net increase in the market value of an ineffective cash flow hedge prior to its termination.

18. SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company closed five, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $202,200, require fixed interest-only payments for the first two years and then principal and interest payments for the remaining term of the loans based on a 30-year amortization schedule. The loans bear interest at a fixed rate of 5.99% and mature in February 2019.

In addition, in February 2009, the Company made a public tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon expiration of the tender offer, the Company repurchased $84,495 of its 7.7% senior notes due December 2010 at par and $90,363 face amount of its 5.125% senior notes due October 2011 at $85,845. Further, in March 2009, the Company intends to fully redeem its $92,275 weekly remarketed, variable rate taxable mortgage bonds. The Company funded the tender offer of senior unsecured notes and intends to fund the redemption of the taxable mortgage bonds using available cash equivalents resulting from the recent secured financing discussed above and through borrowings under its revolving lines of credit. The funds to redeem the taxable bonds are being held as of February 20, 2009 by the bond trustee in a restricted cash redemption account totaling $94,504 ($33,500 of which was drawn from a letter of credit under the Company’s revolving line of credit that was outstanding as of December 31, 2008 as discussed above).

In February 2009, the Company invested additional equity of $3,000 to the unconsolidated entity constructing condominiums as part of a mixed-use development with other investors for which it received a preferred equity interest.

Post Properties, Inc.	96

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Under SFAS No. 144, as further discussed in note 2, the operating results of apartment communities classified as held for sale were included in discontinued operations in the accompanying statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which in the three quarters of 2008 differ from the presentation of discontinued operations included in the Company’s previously issued financial statements included in its quarterly reports on Form 10-Q filed in 2008. Quarterly financial information in 2008 and 2007, as revised to reflect the change discussed above, was as follows:

	Year ended December 31, 2008
	First	Second	Third	Fourth
Revenues	$69,712	$70,550	$71,911	$69,767

Income (loss) from continuing operations	(2,382)	(28,277)	(69)	(65,095)
Income from discontinued operations	5,068	3,214	27,145	51,744

Net income (loss)	2,686	(25,063)	27,076	(13,351)
Dividends to preferred shareholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income (loss) available to common shareholders	$777	$(26,973)	$25,167	$(15,260)

Earnings (loss) per common share:
Net income (loss) available to common shareholders – basic	$0.02	$(0.61)	$0.57	$(0.35)
Net income (loss) available to common shareholders – diluted	$0.02	$(0.61)	$0.57	$(0.35)

	Year ended December 31, 2007
	First	Second	Third	Fourth
Revenues	$67,916	$68,516	$70,366	$70,526

Income from continuing operations	4,380	60,698	7,341	31,426
Income from discontinued operations	20,091	3,239	3,708	47,816

Net income	24,471	63,937	11,049	79,242
Dividends to preferred shareholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income available to common shareholders	$22,562	$62,027	$9,140	$77,333

Earnings per common share:
Net income available to common shareholders – basic	$0.52	$1.43	$0.21	$1.77
Net income available to common shareholders – diluted	$0.51	$1.40	$0.21	$1.76

In the first, third and fourth quarters of 2008, net income increased primarily due to gains on sales of apartment communities in those periods. In the second and fourth quarters of 2008, net income decreased as a result of asset impairment and severance charges recorded in those periods.

In the first, second and fourth quarters of 2007, net income increased primarily due to gains on sales of apartment communities and gains on the sales of 75% interests in certain apartment communities to an unconsolidated entity (see note 2) during those periods.

Post Properties, Inc.	97

Post Apartment Homes, L.P.

Consolidated Financial Statements

December 31, 2008 and 2007

Post Apartment Homes, L.P.	98

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Post Apartment Homes, L.P. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of the management of Post Apartment Homes, L.P., including the Partnership’s principal executive officer and principal financial officer, Partnership management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control – Integrated Framework, the management of Post Apartment Homes, L.P. concluded that its internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Post Apartment Homes, L.P.	99

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Unitholders of

Post Apartment Homes, L.P.:

We have audited the accompanying consolidated balance sheets of Post Apartment Homes, L.P. and subsidiaries (the “Operating Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. We also have audited the Operating Partnership’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Operating Partnership’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Post Apartment Homes, L.P. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

February 27, 2009

Post Apartment Homes, L.P.	100

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per unit data)

	December 31,
	2008	2007
Assets
Real estate assets
Land	$258,593	$276,680
Building and improvements	1,802,496	1,840,563
Furniture, fixtures and equipment	205,221	204,433
Construction in progress	189,393	134,125
Land held for future investment	81,555	154,617

	2,537,258	2,610,418
Less: accumulated depreciation	(553,814)	(562,226)
For-sale condominiums	14,610	38,844
Assets held for sale, net of accumulated depreciation of $42,379 and $4,031 at December 31, 2008 and 2007, respectively	85,097	24,576

Total real estate assets	2,083,151	2,111,612
Investments in and advances to unconsolidated real estate entities	39,300	23,036
Cash and cash equivalents	75,472	11,557
Restricted cash	10,164	5,642
Deferred charges, net	10,278	10,538
Other assets	34,290	105,756

Total assets	$2,252,655	$2,268,141

Liabilities and partners’ equity
Indebtedness	$1,112,913	$1,059,066
Accounts payable and accrued expenses	109,160	100,215
Distribution payable	8,888	19,933
Accrued interest payable	5,493	4,388
Security deposits and prepaid rents	15,941	11,708

Total liabilities	1,252,395	1,195,310

Minority interests in consolidated real estate entities	8,220	3,972

Commitments and contingencies
Partners’ equity
Preferred units	95,000	95,000
Common units
General partner	10,540	11,329
Limited partner	888,329	966,535
Accumulated other comprehensive income (loss)	(1,829)	(4,005)

Total partners’ equity	992,040	1,068,859

Total liabilities and partners’ equity	$2,252,655	$2,268,141

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	101

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

	Year ended December 31,
	2008	2007	2006
Revenues
Rental	$266,204	$262,436	$247,212
Other property revenues	14,707	14,286	14,710
Other	1,029	602	402

Total revenues	281,940	277,324	262,324

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	135,279	133,555	125,980
Depreciation	63,530	61,476	60,922
General and administrative	16,808	18,093	15,577
Investment and development	5,131	7,302	6,654
Other investment costs	1,384	400	311
Strategic review costs	8,161	-	-
Impairment, severance and other costs	98,862	-	-

Total expenses	329,155	220,826	209,444

Operating income (loss)	(47,215)	56,498	52,880
Interest income	667	822	1,261
Interest expense	(48,863)	(47,447)	(47,621)
Amortization of deferred financing costs	(3,473)	(3,297)	(3,526)
Net gains on sales of real estate assets, net of taxes	2,752	100,015	12,881
Equity in income of unconsolidated real estate entities	1,224	1,556	1,813
Other income (expense), net	(1,239)	(1,098)	2,592
Minority interest in consolidated property partnerships	(395)	(1,857)	(257)

Income (loss) from continuing operations	(96,542)	105,192	20,023

Discontinued operations
Income from discontinued property operations	12,542	13,234	15,209
Gains on sales of real estate assets	75,235	62,790	68,549
Loss on early extinguishment of indebtedness	-	(124)	(495)

Income from discontinued operations	87,777	75,900	83,263

Net income (loss)	(8,765)	181,092	103,286
Distributions to preferred unitholders	(7,637)	(7,637)	(7,637)

Net income (loss) available to common unitholders	$(16,402)	$173,455	$95,649

Per common unit data - Basic
Income (loss) from continuing operations (net of preferred distributions)	$(2.35)	$2.21	$0.28
Income from discontinued operations	1.98	1.72	1.91

Net income (loss) available to common unitholders	$(0.37)	$3.93	$2.19

Weighted average common units outstanding - basic	44,316	44,101	43,645

Per common unit data - Diluted
Income (loss) from continuing operations (net of preferred distributions)	$(2.35)	$2.18	$0.28
Income from discontinued operations	1.98	1.70	1.87

Net income (loss) available to common unitholders	$(0.37)	$3.88	$2.15

Weighted average common units outstanding - diluted	44,316	44,738	44,427

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	102

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(In thousands, except per unit data)

				Common Units		Accumulated Other Comprehensive Income (Loss)
	Preferred	Common	Preferred	General	Limited
	Units	Units	Units	Partner	Partners		Total
	(No. of Units)	(No. of Units)
Partners’ Equity, December 31, 2005	2,900	42,796	$95,000	$9,722	$807,403	$(4,352)	$907,773
Cumulative effect of application of SAB 108	-	-	-	(49)	(4,836)	-	(4,885)

Partners’ Equity, January 1, 2006	2,900	42,796	95,000	9,673	802,567	(4,352)	902,888
Comprehensive income
Net income	-	-	7,637	956	94,693	-	103,286
Net change in derivative value	-	-	-	-	-	811	811

Total comprehensive income	-						104,097
Contributions from the Company related to employee stock purchase, stock option and other plans	-	1,462	-	525	51,954	-	52,479
Equity-based compensation	-	42	-	29	2,881	-	2,910
Purchase of common units	-	(109)	-	(50)	(4,950)		(5,000)
Distributions to preferred unitholders	-	-	(7,637)	-	-	-	(7,637)
Distributions to common unitholders ($1.80 per unit)	-	-	-	(792)	(78,434)	-	(79,226)

Partners’ Equity, December 31, 2005	2,900	44,191	95,000	10,341	868,711	(3,541)	970,511
Comprehensive income
Net income	-	-	7,637	1,735	171,720	-	181,092
Net change in derivative value	-	-	-	-	-	(464)	(464)

Total comprehensive income	-						180,628
Contributions from the Company related to employee stock purchase, stock option and other plans	-	187	-	46	4,582	-	4,628
Equity-based compensation	-	-	-	41	4,077	-	4,118
Purchase of common units	-	(83)	-	(37)	(3,657)		(3,694)
Distributions to preferred unitholders	-	-	(7,637)	-	-	-	(7,637)
Distributions to common unitholders ($1.80 per unit)	-	-	-	(797)	(78,898)	-	(79,695)

Partners’ Equity, December 31, 2007	2,900	44,295	95,000	11,329	966,535	(4,005)	$1,068,859
Comprehensive income (loss)
Net income (loss)	-	-	7,637	(164)	(16,238)	-	(8,765)
Net change in derivative value	-	-	-	-	-	2,176	2,176

Total comprehensive income (loss)	-						(6,589)
Contributions from the Company related to employee stock purchase, stock option and other plans	-	145	-	12	1,176	-	1,188
Equity-based compensation	-		-	51	5,010	-	5,061
Distributions to preferred unitholders	-	-	(7,637)	-	-	-	(7,637)
Distributions to common unitholders ($1.55 per unit)	-	-	-	(688)	(68,154)	-	(68,842)

Partners’ Equity, December 31, 2008	2,900	44,440	$95,000	$10,540	$888,329	$(1,829)	$992,040

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	103

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

	Year ended December 31,
	2008	2007	2006
Cash Flows From Operating Activities
Net income (loss)	$(8,765)	$181,092	$103,286
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	65,643	67,440	68,967
Amortization of deferred financing costs	3,473	3,297	3,526
Minority interest in consolidated entities	395	1,857	257
Gains on sales of real estate assets	(78,861)	(162,806)	(81,430)
Other expense (income)	2,380	1,123	(1,433)
Asset impairment charges	90,558	-	-
Equity in income of unconsolidated entities	(1,224)	(1,556)	(1,813)
Distributions of earnings of unconsolidated entities	2,650	2,554	2,713
Deferred compensation	665	502	471
Equity-based compensation	5,061	4,118	2,910
Loss on early extinguishment of debt	141	124	495
Changes in assets, increase in:
Other assets	(39)	(3,535)	(3,009)
Deferred charges	(260)	(177)	(129)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	1,105	(497)	(594)
Accounts payable and accrued expenses	(1,472)	2,754	655
Security deposits and prepaid rents	(289)	1,354	(546)

Net cash provided by operating activities	81,161	97,644	94,326

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(154,017)	(262,958)	(239,428)
Net proceeds from sales of real estate assets	234,511	245,522	176,419
Proceeds from sale of other investments	-	-	898
Capitalized interest	(12,406)	(11,801)	(9,942)
Annually recurring capital expenditures	(11,162)	(11,110)	(11,145)
Periodically recurring capital expenditures	(8,204)	(8,451)	(5,964)
Community rehabilitation and other revenue generating capital expenditures	(16,340)	(13,074)	(10,641)
Corporate additions and improvements	(692)	(2,903)	(3,480)
Distributions from (investments in and advances to) unconsolidated entities	(11,944)	36,033	(2,125)
Note receivable collections and other investments	1,981	866	944

Net cash provided by (used in) investing activities	21,727	(27,876)	(104,464)

Cash Flows From Financing Activities
Lines of credit proceeds (repayments), net	(206,411)	148,362	7,534
Proceeds from indebtedness	304,683	-	190,000
Payments on indebtedness	(44,500)	(123,145)	(145,763)
Payments of financing costs and other	(2,752)	(894)	(3,971)
Redemption of common units	-	(3,694)	(5,000)
Contributions from the Company related to employee stock purchase and stock option plans	523	4,126	52,008
Capital contributions (distributions) of minority interests	(2,992)	656	(1,183)
Distributions to common unitholders	(79,887)	(79,648)	(78,597)
Distributions to preferred unitholders	(7,637)	(7,637)	(7,637)

Net cash provided by (used in) financing activities	(38,973)	(61,874)	7,391

Net increase (decrease) in cash and cash equivalents	63,915	7,894	(2,747)
Cash and cash equivalents, beginning of period	11,557	3,663	6,410

Cash and cash equivalents, end of period	$75,472	$11,557	$3,663

The accompanying notes are an integral part of these consolidated financial statements.

Post Apartment Homes, L.P.	104

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

At December 31, 2008, the Company owned 99.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 99.3%, 98.6% and 98.1% for the years ended December 31, 2008, 2007 and 2006 respectively. Common Units held by persons other than the Company represented a 0.5% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At December 31, 2008, the Operating Partnership owned 21,189 apartment units in 58 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,736 apartment units in five communities currently under construction and/or in lease-up. The Operating Partnership is also developing and selling 361 for-sale condominium homes in three communities (including 129 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At December 31, 2008, approximately 38.9%, 21.0%, 12.6% and 10.4% (on a unit basis) of the Operating Partnership’s communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

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

Conclusion of Strategic Process and Strategies to Enhance Shareholder Value

On January 23, 2008, the Company announced that its board of directors had authorized management, working with financial and legal advisors, to initiate a formal process to pursue a possible business combination or other sale transaction and to seek proposals from potentially interested parties. The Board announced on June 25, 2008 that the process had concluded without a business combination or other sale transaction due to the increasingly difficult market environment and a lack of definitive proposals. In 2008, the Operating Partnership incurred approximately $8,161 of strategic review costs related to this process.

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

Post Apartment Homes, L.P.	105

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

In 2008, the Operating Partnership reclassified certain expenses previously reported as general and administrative expenses to property operating and maintenance expenses and investment and development expenses on the accompanying statements of operations. The reclassified expenses included personnel and other costs primarily related to accounting, information technology and human resources that support property management and investment group operations. Additionally, the Operating Partnership has classified land carry costs (primarily property taxes and assessments) to a separate caption, “other investment costs.” Previously, these costs were included in investment and development expenses. The Operating Partnership also reclassified certain operating expenses relating to corporate property management to individual properties. Such expenses primarily related to maintenance and collections personnel as well as certain advertising and property performance award expenses. Prior period amounts have been reclassified to conform to the 2008 presentation.

Cost capitalization

The Operating Partnership capitalizes those expenditures relating to the acquisition of new assets, the development and construction of new apartment and condominium communities, the enhancement of the value of existing assets and those expenditures that substantially extend the life of existing assets. Annually recurring capital expenditures are expenditures of a type that are expected to be incurred on an annual basis during the life of an apartment community, such as carpet, appliances and flooring. Periodically recurring capital expenditures are expenditures that generally occur less frequently than on an annual basis, such as major exterior projects relating to landscaping and structural improvements. Revenue generating capital expenditures are expenditures for the renovation of communities, the new installation of water sub-metering equipment and other property upgrade costs that enhance the rental value of such communities. All other expenditures necessary to maintain a community in ordinary operating condition are expensed as incurred. Additionally, for new development communities, carpet, vinyl, and blind replacements are expensed as incurred during the first five years (which corresponds to their estimated depreciable life). Thereafter, these replacements are capitalized and depreciated. The Operating Partnership expenses as incurred interior and exterior painting of its operating communities, unless those communities are under rehabilitation or major remediation.

For communities under development or rehabilitation, the Operating Partnership capitalizes interest, real estate taxes, and certain internal personnel and associated costs associated with apartment and condominium communities under development and construction. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Operating Partnership’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Operating Partnership’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, for the years ended December 31, 2008, 2007 and 2006 were approximately 6.3%, 6.6%, an 6.6%, respectively. Internal personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. The Operating Partnership treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental and condominium units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Operating Partnership ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment and condominium development communities become available for occupancy or sale. In addition, prior to the completion of rental units, the Operating Partnership expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental

Post Apartment Homes, L.P.	106

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

communities. Prior to the completion and closing of condominium units, the Operating Partnership expenses all sales and marketing costs related to such units.

For cash flow statement purposes, the Operating Partnership classifies capital expenditures for developed condominium communities and for condominium conversion communities in investing activities in the caption titled, “Construction and acquisition of real estate assets.” Likewise, the proceeds from the sales of such condominiums are included in investing activities in the caption titled, “Net proceeds from sales of real estate assets.”

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components and related land improvements – 20-40 years; furniture, fixtures and equipment – 5-10 years).

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

The Operating Partnership periodically classifies real estate assets as held for sale. An asset is classified as held for sale after the approval of the Company’s board of directors and after an active program to sell the asset has commenced. Upon the classification of a real estate asset as held for sale, the carrying value of the asset is reduced to the lower of its net book value or its estimated fair value, less costs to sell the asset. Subsequent to the classification of assets as held for sale, no further depreciation expense is recorded. Real estate assets held for sale are stated separately on the accompanying consolidated balance sheets. Upon a decision to no longer market an asset for sale, the asset is classified as an operating asset and depreciation expense is reinstated. The operating results of real estate assets held for sale and sold are reported as discontinued operations in the accompanying statements of operations. Income from discontinued operations includes the revenues and expenses, including depreciation and allocated interest expense, associated with the assets. Interest expense is allocated to assets held for sale based on actual interest costs for assets with secured mortgage debt. Interest expense is allocated to unencumbered assets based on the ratio of unsecured debt to unencumbered assets multiplied by the weighted average interest rate on the Operating Partnership’s unsecured debt for the period and further multiplied by the book value of the assets held for sale and/or sold. This classification of operating results as discontinued operations applies retroactively for all periods presented. Additionally, gains and losses on assets designated as held for sale are classified as part of discontinued operations.

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

Post Apartment Homes, L.P.	107

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Sales and the associated gains or losses of real estate assets and for-sale condominiums are recognized in accordance with the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” For condominium conversion projects, revenues from individual condominium unit sales are recognized upon the closing of the sale transactions (the “Completed Contract Method”), as all conditions for full profit recognition have been met at that time and the conversion construction periods are typically very short. Under SFAS No. 66, the Operating Partnership uses the relative sales value method to allocate costs and recognize profits from condominium sales. In accordance with SFAS No. 144, gains on sales of condominium units at complete community condominium conversion projects are included in discontinued operations. For condominium conversion projects relating to a portion of an existing apartment community, the Operating Partnership also recognizes revenues and the associated gains under the Completed Contract Method, as discussed herein. Since a portion of an operating community does not meet the requirements of a component of an entity under SFAS No. 144, the revenues and gains on sales of condominium units at partial condominium communities are included in continuing operations.

For developed condominiums, the Operating Partnership accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66 and the guidance provided by EITF 06-8. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66 and the guidance provided by EITF 06-8. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of December 31, 2008, all developed condominium projects are accounted for under the Completed Contract Method.

Fair Value Measurements

The Operating Partnership adopted SFAS No. 157 “Fair Value Measurements,” on January 1, 2008. SFAS No. 157 provides a definition of fair value and establishes a framework for measuring fair value. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between willing market participants. Additional disclosures focusing on the methods used to determine fair value are also required using the following hierarchy:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.
•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.
•	Level 3 – Unobservable inputs for the assets or liability.

The Operating Partnership applies SFAS No. 157 in relation to the valuation of its derivative instrument at fair value (see note 13), the disclosure of the fair value of financial instruments, principally indebtedness (see note 14), and the Operating Partnership’s impairment valuation analysis related to real estate assets recorded at fair value (see note 7). The following table presents the Operating Partnership’s real estate assets, derivative liabilities and long-term indebtedness reported at fair market value and the related level in the fair value hierarchy as defined by SFAS No. 157 used to measure those assets, liabilities and disclosures at December 31, 2008:

	Fair value measurements as of December 31, 2008
Assets (Liabilities)	Total	Level 1	Level 2	Level 3
Real estate assets, land held for investment and sale	$74,666	$-	$-	$74,666
Interest rate swap agreement	(2,428)	-	(2,428)	-
Long-term indebtedness	(988,491)	-	(988,491)

Real estate assets, primarily land held for development and sale, were valued using independent appraisals and discounted models based on comparable independent appraisals and land sale activity. All of the real estate assets included in the table above were transferred into the Level 3 fair value classification in 2008. The interest rate swap arrangement was valued using a discounted cash flow model using observable interest rate and other factors specific to the terms of the swap arrangements. Long-term indebtedness was valued primarily using market prices of comparable debt instruments.

Post Apartment Homes, L.P.	108

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Long-term ground leases

The Operating Partnership is party to five long-term ground leases associated with land underlying certain of the Operating Partnership’s apartment communities. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent increases that generally compensate for the impact of inflation.

Apartment community acquisitions

In accordance with the provisions of SFAS No. 141, “Business Combinations,” the aggregate purchase price of apartment community acquisitions is allocated to the tangible assets and liabilities (including mortgage indebtedness) as well as the intangible assets acquired in each transaction based on their estimated fair values at the acquisition date. The acquired tangible assets, principally land, building and improvements and furniture, fixtures and equipment are reflected in real estate assets, and such assets, excluding land, are depreciated over their estimated useful lives. The acquired intangible assets, principally above/below market leases and in-place leases are reflected in other assets and amortized over the average remaining lease terms of the acquired leases and resident relationships (generally 5 months to 18 months). Beginning in 2009, the Operating Partnership will account for any apartment community acquisitions in accordance with SFAS No. 141R, “Business Combinations.”

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

Post Apartment Homes, L.P.	109

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

New accounting pronouncements

In 2008 and 2007, several new accounting pronouncements were issued and the pronouncements with a potential impact on the Operating Partnership in 2008 and in future periods and which are not discussed elsewhere in note 1 are discussed below.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115,” (SFAS 159) was issued in February 2007. SFAS No. 159 gives the Operating Partnership the irrevocable option to carry most financial assets and liabilities at fair value, with changes in fair value recognized in earnings. The Operating Partnership adopted SFAS No. 159 on January 1, 2008 and the adoption did not have a material impact on the Operating Partnership’s financial position or results of operations. The Operating Partnership elected not to record any of its financial assets and liabilities at fair value in 2008 that were not recorded as such under existing accounting pronouncements.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. SFAS No. 160 is effective for the Operating Partnership on January 1, 2009. The Operating Partnership does not anticipate that the adoption of SFAS No. 160 will have a material impact on the Operating Partnership’s financial position or results of operations.

SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R replaces SFAS No. 141 on the date it becomes effective. SFAS No. 141R will require 1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination, 2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and 3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R will lead to the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. SFAS No. 141R is effective for the Operating Partnership on January 1, 2009. The Operating Partnership does not anticipate that the adoption of SFAS No. 141R will have a material impact on the Operating Partnership’s financial position or results of operations.

2.	REAL ESTATE ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Operating Partnership did not acquire any apartment communities in 2008. In 2007, the Operating Partnership acquired a 350-unit apartment community located in Orlando, Florida for approximately $75,200, including closing costs. Additionally, the Operating Partnership plans to spend up to approximately $1,250 to improve the community (of which approximately $925 was incurred as of December 31, 2008). Aggregate acquisition costs were allocated to land ($17,500), building, improvements and equipment ($56,702) and identified lease related intangible assets ($998).

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Operating Partnership has commenced an active program to sell the assets. At December 31, 2008, the Operating Partnership had three communities, containing 1,328 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $85,097, which represents the lower of their depreciated cost or fair value less costs to sell. At December 31, 2008, the Operating Partnership also had portions of two communities that were converted to condominiums, originally containing 349 units, and certain completed condominium units at one developed condominium community totaling $14,610 that are classified as for-sale condominiums on the accompanying consolidated balance sheet.

Post Apartment Homes, L.P.	110

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

In 2008, 2007 and 2006, income from continuing operations included net gains from condominium sales activity at developed condominium projects and condominium conversion projects representing portions of existing communities. In addition to the condominium gains included in continuing operations, the Operating Partnership expensed certain sales and marketing costs associated with pre-sale condominium communities and condominium communities under development and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations in 2008, 2007 and 2006 was as follows:

	Year ended December 31,
	2008	2007	2006
Condominium revenues	$35,178	$77,458	$33,364
Condominium costs and expenses	(31,552)	(63,897)	(20,986)

Gains on sales of condominiums, before income taxes	3,626	13,561	12,378
Provision for income taxes	(874)	-	-

Gains on sales of condominiums, net of income taxes	$2,752	$13,561	$12,378

In 2008, the Operating Partnership retrospectively adjusted its consolidated financial statements for 2007 and 2006, to reflect six apartment communities classified as held for sale (three of which were sold) in 2008 under SFAS No. 144. The effect of the retrospective adjustment represented a $10,318 and $9,467 decrease in the Operating Partnership’s previously reported income (loss) from continuing operations and a corresponding increase in income from discontinued operations in 2007 and 2006, respectively.

In 2007, the Operating Partnership transferred three operating apartment communities to a newly formed unconsolidated entity in which the Operating Partnership retained a 25% non-controlling interest, for aggregate proceeds of approximately $134,922. This transaction resulted in a gain on sale of real estate in continuing operations totaling approximately $81,268 in 2007. The gain was calculated as the difference between the proceeds received from the independent third party for its 75% interest in the unconsolidated entity and the Operating Partnership’s 75% proportionate share of the net book value of the operating communities transferred to the unconsolidated entity. Additionally, the unconsolidated entity obtained mortgage financing secured by the apartment communities totaling approximately $126,724, of which approximately $31,681 was distributed to the Operating Partnership. In 2007, gains on sales of real estate assets in continuing operations also included gains of $5,186 on the sale of land sites. In 2006, gains on sales of real estate assets in continuing operations also included a gain of $503 on the sale of a land site.

Under SFAS No. 144, the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. In 2008, income from discontinued operations included the results of operations of three apartment communities classified as held for sale at December 31, 2008 and four communities sold in 2008 through their sale dates. In 2007 and 2006, income from discontinued operations included the results of operations of the three apartment communities classified as held for sale at December 31, 2008, four apartment communities sold in 2008, one condominium conversion community through its sell-out date in 2007 and the results of operations of six apartment communities sold in 2007 and 2006 through their respective sale dates.

Post Apartment Homes, L.P.	111

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

The revenues and expenses of these communities in 2008, 2007 and 2006 were as follows:

	Year ended December 31,
	2008	2007	2006
Revenues
Rental	$26,795	$37,111	$47,584
Other property revenues	1,505	2,355	3,616

Total revenues	28,300	39,466	51,200

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	9,729	14,082	18,845
Depreciation	2,113	5,964	8,046
Interest	3,916	6,186	9,100

Total expenses	15,758	26,232	35,991

Income from discontinued property operations	$12,542	$13,234	$15,209

In 2008, the Operating Partnership recognized net gains in discontinued operations of $75,204 from the sale of four apartment communities, containing 1,093 units. These sales generated aggregate net proceeds of approximately $131,931. In 2007, the Operating Partnership recognized net gains in discontinued operations of $62,406 from the sale of three communities containing 807 units. These sales generated net proceeds of approximately $90,893, of which a portion ($66,938) was held by an exchange intermediary at December 31, 2007 (and classified as other assets on the consolidated balance sheet), prior to the completion of a tax deferred exchange in 2008. In 2006, the Operating Partnership recognized net gains in discontinued operations of $68,324 from the sale of three communities containing 1,340 units. These sales generated net proceeds of approximately $173,007, including $40,000 of secured indebtedness assumed by the purchasers.

In 2008, 2007 and 2006, gains on sales of real estate assets included in discontinued operations also includes net gains from condominium sales at one condominium conversion community. A summary of revenues and costs and expenses of condominium activities included in discontinued operations in 2008, 2007 and 2006 was as follows:

	Year ended December 31,
	2008	2007	2006
Condominium revenues	$-	$560	$7,322
Condominium costs and expenses	31	(176)	(7,097)

Gains on condominium sales	$31	$384	$225

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At December 31, 2008, the Operating Partnership holds investments in various individual limited liability companies (the “Property LLCs”) with institutional investors that own apartment communities. The Operating Partnership holds a 25% to 35% equity interest in these Property LLCs. The Operating Partnership and its joint venture partner also hold an approximate pro-rata 49% interest in a Property LLC that is constructing a mixed-use development, consisting of 129 luxury condominium units, sponsored by the Operating Partnership and its partner, and Class A office space, sponsored by two additional independent investors. The Operating Partnership also has a 50% interest in another Property LLC that holds land for future investment. In 2007, another 35% owned Property LLC completed the sell-out of a condominium conversion community, consisting of 121 units.

In 2008, the Operating Partnership recorded an impairment loss (see note 7) of $3,253 relating to its investment in the 50% owned Property LLC that holds land for future investment, the result of which is a credit investment of $1,722. In 2007, the Operating Partnership’s investment in the 25% owned Property LLC resulted from the transfer of three previously owned apartment communities to the Property LLC co-owned with an institutional investor. The assets, liabilities and members’ equity of this Property LLC were recorded at fair value based on agreed-upon amounts contributed to the Property LLC. At December 31, 2008 and 2007, the Operating Partnership’s investment in the 25% owned Property LLC reflects credit investments of $14,263 and $13,688, respectively, resulting primarily from distributions of financing proceeds in excess of the Operating Partnership’s historical cost investment. These credit investments are reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet.

Post Apartment Homes, L.P.	112

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

The Operating Partnership accounts for its investments in these Property LLCs using the equity method of accounting. At December 31, 2008 and 2007, the Operating Partnership’s investment in these Property LLCs totaled $39,300 and $23,036, respectively, excluding the credit investments discussed above. The excess of the Operating Partnership’s investment over its equity in the underlying net assets of certain Property LLCs was approximately $6,253 at December 31, 2008. The excess investment related to Property LLCs owning apartment communities is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The excess investment related to the Property LLC constructing condominiums will be recognized as additional costs as the condominiums are sold. The Operating Partnership provides real estate services (development, construction and property management) to the Property LLCs for which it earns fees.

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Property LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

	December 31,
Balance Sheet Data	2008	2007
Real estate assets, net of accumulated depreciation of $21,528 and $15,204, respectively	$398,167	$325,705
Cash and other	6,768	7,254

Total assets	$404,935	$332,959

Mortgage/construction notes payable	$289,013	$214,549
Other liabilities	6,979	5,541

Total liabilities	295,992	220,090
Members’ equity	108,943	112,869

Total liabilities and members' equity	$404,935	$332,959

Operating Partnership’s equity investment in Property LLCs (1)	$23,315	$9,348

(1)	At December 31, 2008 and 2007, the Operating Partnership’s equity investment is shown net of its credit investments of $15,985 and $13,688, respectively, discussed above.

	Year ended December 31,
Income Statement Data	2008	2007	2006
Revenues
Rental	$27,138	$17,998	$11,447
Other property revenues	1,760	1,169	752
Other	52	121	47

Total revenues	28,950	19,288	12,246

Expenses
Property operating and maintenance	11,710	7,125	3,948
Depreciation and amortization	7,622	6,881	2,650
Interest	10,820	5,940	2,752

Total expenses	30,152	19,946	9,350

Income (loss) from continuing operations	(1,202)	(658)	2,896

Discontinued operations
Income (loss) from discontinued operations	119	39	(343)
Gains on sales of real estate assets, net	-	861	2,947

Income from discontinued operations	119	900	2,604

Net income (loss)	$(1,083)	$242	$5,500

Operating Partnership’s share of net income	$1,224	$1,556	$1,813

Gains on real estate assets represent net gains from condominium sales at the condominium conversion community previously held by one of the Property LLCs. This Property LLC completed the sell out of the community in 2007. A summary of revenues and costs and expenses of condominium activities in 2008, 2007 and 2006 was as follows:

Post Apartment Homes, L.P.	113

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

	Year ended December 31,
	2007	2006
Condominium revenues	$4,592	$21,857
Condominium costs and expenses	(3,731)	(18,910)

Gains (losses) on condominium sales, net	$861	$2,947

At December 31, 2008, mortgage/construction notes payable includes a $50,500 mortgage note that bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. Another mortgage note payable totaling $29,272 bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. These mortgage notes refinanced existing mortgage indebtedness that carried interest rates of 4.13% and 4.04%, respectively.

Three additional mortgage notes were entered into in conjunction with the formation of the 25% owned Property LLC in 2007. Two notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The third mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

In 2007, the Property LLC constructing the mixed-use development and a related Property LLC holding land for future investment entered into a construction loan facility with an aggregate capacity of $187,128. At December 31, 2008, the construction loan had an outstanding balance of $82,517, bears interest at LIBOR plus 1.35% and matures in 2011. Under the terms of the construction loan facility, the Operating Partnership and its equity partner have jointly and severally guaranteed approximately $25,313 of the construction loan held at the unconsolidated Property LLC attributable to the condominium portion of the project as well as certain debt service payments of the condominium portion of the loan not to exceed approximately $6,153. Finally, all of the equity owners of the project at the unconsolidated Property LLC, including the Operating Partnership, have jointly and severally guaranteed the completion of the first building of the project.

In periods prior to the third quarter of 2008, the Operating Partnership held a 50% interest in an unconsolidated limited liability company (the “LLC”), which now holds the approximate pro-rata 49% interest in the Property LLC constructing condominiums as part of a mixed-use development with other investors as discussed above. In the third quarter of 2008, the Operating Partnership invested additional equity of $15,500 in the LLC, for which it received a preferred equity interest and which resulted in the Operating Partnership obtaining a controlling financial interest in the LLC. As such, the Operating Partnership consolidated the LLC at December 31, 2008. As stated above, the LLC’s principal asset is its $30,306 investment in the Property LLC, which is included in investments in and advances to unconsolidated entities on the Operating Partnership’s consolidated balance sheet. In conjunction with the Operating Partnership’s additional equity investment in the LLC, the LLC entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a guaranteed licensing fee upon the earlier of the sale of the condominium units as they occur or September 2012. The payment of the licensing fee is expected to be paid from the proceeds of condominium sales at the LLC. In February 2009, the Operating Partnership invested additional equity of $3,000 in the LLC, for which it also received a preferred equity interest.

Post Apartment Homes, L.P.	114

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

4.	INDEBTEDNESS

At December 31, 2008 and 2007, the Operating Partnership’s indebtedness consisted of the following:

	Payment Terms		Maturity Date	December 31,
Description		Interest Rate		2008	2007
Senior Unsecured Notes	Int.	5.13% - 7.70% (1)	2010-2013	$535,000	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.575% (2)	2010	40,000	245,000
Cash Management Line	N/A	LIBOR + 0.575%	2010	10,864	12,275

				50,864	257,275

Secured Notes
FNMA	Prin. and Int.	Remarketed rate (3)	2029	92,275	94,000
Other	Prin. and Int.	4.27% - 6.11% (4)	2009-2015	434,774	172,791

				527,049	266,791

Total				$1,112,913	$1,059,066

(1)

Senior unsecured notes totaling approximately $185,000 bearing interest at 7.7% mature in 2010. The remaining unsecured notes mature between 2011 and 2013. Subsequent to year end, the Company repurchased $84,495 of its 7.7% senior notes maturing in 2010 and $90,363 of its 5.125% senior notes maturing in 2011 (see note 18).

(2)	Represents stated rate. At December 31, 2008, the weighted average interest rate was 1.04%.
(3)

FNMA credit enhanced taxable bonds accrue interest at a variable remarketed rate established weekly. Prior to the third quarter of 2008, the interest was fixed at 6.15%, inclusive if credit enhancement and other fees, through an interest rate swap arrangement. Due to the credit market instability beginning in the third quarter of 2008, the interest rate swap became ineffective (see note 13) and the weighted average effective interest costs under the debt arrangement averaged approximately 7.0% for the second half of 2008. Until credit markets stabilize, interest costs may continue to fluctuate and may be higher than the effective 6.15% fixed rate paid in prior periods. The interest rate swap arrangement expires on July 31, 2009. In February 2009, the Operating Partnership gave notice of its intent to prepay these bonds in full in March 2009. Upon the termination of these bonds, the Operating Partnership will recognize an extinguishment loss related to the write-off of unamortized deferred loan costs, prepayment penalties as well as the write-off of unamortized derivative losses (see note 18).

(4)	Secured notes totaling approximately $33,954 bearing interest at 4.3% mature in 2009. The remaining notes mature between 2011 and 2015.

Debt maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

2009	$37,344
2010	239,488	(1)
2011	141,427
2012	103,292
2013	205,304
Thereafter	386,058	(2)

	$1,112,913

(1)	Includes outstanding balance on lines of credit totaling $50,864.
(2)

Includes remaining unamortized principle of $81,375 after annual amortizing principal payments included in years 2009-2013 from the Company’s FNMA taxable bonds which mature in 2029, but which the Company intends to redeem in March 2009 (see note 18).

Post Apartment Homes, L.P.	115

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Debt issuances, retirements and modifications

2008

In January 2008, the Operating Partnership closed a $120,000 secured, fixed rate mortgage note payable. The note bears interest at 4.88%, requires interest only payments and matures in 2015. The note contains an automatic one year extension under which the interest rate converts to a variable rate, as defined.

In October 2008, the Operating Partnership closed six cross-collateralized secured mortgage notes payable. The mortgage notes have an aggregate principle amount of $184,683, require fixed, interest-only payments at 6.09% and mature in 2014. The mortgage notes are prepayable without penalty beginning after October 2012. Net financing proceeds were used primarily to pay down the Operating Partnership’s revolving lines of credit, with the remainder invested in cash equivalents.

In December 2008, the Operating Partnership repaid approximately $39,271 of secured indebtedness that was scheduled to mature in early 2009. The Operating Partnership recorded a loss on early extinguishment of indebtedness of $141 related to the write off of unamortized deferred financing costs related to this indebtedness.

In January 2009, the Operating Partnership closed five, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $202,200, require fixed interest-only payments for the first two years and then principal and interest payments for the remaining term of the loans based on a 30-year amortization schedule. The loans bear interest at a fixed rate of 5.99% and mature in 2019 (see note 18).

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

Unsecured lines of credit

At December 31, 2008, the Operating Partnership utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line may be extended to April 2011, at the Operating Partnership’s option. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.575% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. (formerly Wachovia Bank, N.A.) and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.15% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt. The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. Should the Operating Partnership’s senior unsecured debt ratings be reduced one level, the interest rate and the facility fee rate on the Syndicated Line would increase to LIBOR plus 0.80% and 0.175%, respectively. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The Syndicated Line restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At December 31, 2008, the Operating Partnership had issued letters of credit to third parties totaling $37,154 under this facility. See Note 18 – Subsequent Events for further discussion.

Additionally, at December 31, 2008, the Operating Partnership had a $30,000 unsecured line of credit with Wells Fargo Bank N.A. (formerly Wachovia Bank, N.A.) (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Post Apartment Homes, L.P.	116

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Interest paid

Interest paid (including capitalized amounts of $12,406, $11,801 and $9,942 for the years ended December 31, 2008, 2007 and 2006, respectively), aggregated $64,080, $65,931 and $67,257 for the years ended December 31, 2008, 2007 and 2006, respectively.

Debt compliance and other

The Operating Partnership’s Syndicated Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Operating Partnership to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Operating Partnership to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Operating Partnership to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. The Operating Partnership met these financial covenants at December 31, 2008.

The aggregate net book value at December 31, 2008 of property pledged as collateral for indebtedness amounted to approximately $575,368.

5.	DEFERRED CHARGES

Deferred charges consist of the following:

	December 31,
	2008	2007
Deferred financing costs	$15,974	$17,041
Other	5,938	5,677

	21,912	22,718

Less: accumulated amortization	(11,634)	(12,180)

	$10,278	$10,538

6.	PARTNERS’ EQUITY

Common and Preferred Units

At December 31, 2008 and 2007, the Operating Partnership had outstanding Common Units totaling 44,440 and 44,295, respectively. At December 31, 2007, the Operating Partnership had outstanding two separate series of cumulative redeemable preferred partnership units as more fully described below. The preferred partnership units are reflected in the accompanying financial statements at their liquidation value.

The Operating Partnership has outstanding 900,000, 8.5% Series A cumulative redeemable preferred partnership units (the “Series A Preferred Units”). The Series A Preferred Units have a liquidation preference of $50.00 per unit and are redeemable at the option of the Operating Partnership on or after October 1, 2026, at a redemption price of $50.00 per unit. The Series A Preferred Units are owned by the Company.

The Operating Partnership also has outstanding 2,000,000, 7.625% Series B cumulative redeemable preferred partnership units (the “Series B Preferred Units”). The Series B Preferred Units have a liquidation preference of $25.00 per unit and are currently redeemable at the option of the Operating Partnership, at a redemption price of $25.00 per unit. The Series B Preferred Units are owned by the Company.

Post Apartment Homes, L.P.	117

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Common Unit Repurchases

In late 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. The Company’s board of directors also authorized the Company’s management to explore opportunistic repurchases of indebtedness.

Under a previous stock repurchase program which expired on December 31, 2008, the Company repurchased 83 shares of common stock totaling $3,694 during 2007. Correspondingly, the Operating Partnership repurchased the same number and amount of common units from the Company. There were no share repurchases in 2008.

Computation of Earnings per Common Unit

In 2008, 2007 and 2006, basic and diluted earnings per common unit for income (loss) from continuing operations available to common unitholders has been computed as follows:

	Year ended December 31, 2008
	Income (Numerator)	Units (Denominator)	Per-Unit Amount
Income (loss) from continuing operations	$(96,542)
Less: Preferred unit distributions	(7,637)

Basic EPU
Income (loss) from continuing operations available to common unitholders	(104,179)	44,316	$(2.35)

Effect of dilutive securities
Stock options and awards	-	-

Diluted EPU
Income (loss) from continuing operations available to common unitholders	$(104,179)	44,316	$(2.35)

	Year ended December 31, 2007
	Income (Numerator)	Units (Denominator)	Per-Unit Amount
Income from continuing operations	$105,192
Less: Preferred unit distributions	(7,637)

Basic EPU
Income from continuing operations available to common unitholders	97,555	44,101	$2.21

Effect of dilutive securities
Stock options and awards	-	637

Diluted EPU
Income from continuing operations available to common unitholders	$97,555	44,738	$2.18

	Year ended December 31, 2006
	Income (Numerator)	Units (Denominator)	Per-Unit Amount
Income from continuing operations	$20,023
Less: Preferred unit distributions	(7,637)
Basic EPU

Income from continuing operations available to common unitholders	12,386	43,645	$0.28

Effect of dilutive securities
Stock options and awards	-	782
Diluted EPU

Income from continuing operations available to common unitholders	$12,386	44,427	$0.28

(1)

For the year ended December 31, 2008, the potential dilution from the Company’s outstanding stock options and awards of 159 shares was antidilutive to the loss from continuing operations per share calculation. As such, this amount was excluded from weighted average shares.

In 2008 and 2007, stock options to purchase 2,382 and 200 shares of common stock, respectively, were excluded from the computation of diluted earnings per unit as these options were antidilutive. There were no antidilutive shares in 2006.

Post Apartment Homes, L.P.	118

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

7.	IMPAIRMENT, SEVERANCE AND OTHER COSTS

In the second half of 2008, the Operating Partnership evaluated its development pipeline as the outlook for conditions in the global capital markets and the U.S. economy continued to deteriorate. As a result, management revised its expectations regarding the timing and projected future cash flows from land held for future investment (including the Operating Partnership’s expectations of possible future uses, capitalization rates, investors’ return expectations, rental rates and operating cash flows) and reduced its expectations regarding the estimated fair values of its land holdings. After this evaluation, the Operating Partnership recorded non-cash impairment charges of approximately $90,558 in 2008 relating to 1) the cessation of current development activities associated with land parcels in pre-development which were written down to their estimated fair value, 2) the write off of capitalized pursuit costs associated with certain abandoned projects and 3) the write down of additional land held for sale and land held for future investment (including the Operating Partnership’s interest in an unconsolidated entity that holds land for future investment) to their estimated fair value.

Additionally, in 2008, the Operating Partnership initiated a management and staff workforce reduction resulting in the elimination of 64 employment positions and in severance charges of approximately $5,540. Approximately $2,230 of this severance expense was paid in 2008. The remaining severance costs are expected to be paid through 2011. The impairment and severance charges reflected management’s decision to reduce the size of its workforce and lower overhead expenses in response to business conditions and its decision to sell additional operating assets and to focus its development strategy on fewer projects in the near term. The Operating Partnership may also record additional severance charges in future periods depending on market conditions and the Operating Partnership’s business plans.

In 2008, the Operating Partnership also recorded estimated casualty losses of approximately $2,764 related to damage sustained at its Houston, Texas properties as a result of Hurricane Ike. The Operating Partnership currently estimates that these losses will be below its insured wind storm deductible.

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Accrued severance charges, beginning of year	$11,215	$12,832	$14,325
Severance charges	353	283	-
Payments for period	(2,895)	(2,640)	(2,341)
Interest accretion	732	740	848

Accrued severance charges, end of year	$9,405	$11,215	$12,832

Substantially all of these remaining amounts will be paid over the remaining terms of the former executives’ employment and settlement agreements (five to eight years).

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

In 2007, other expenses on the consolidated statement of operations included income tax expense of approximately $560 relating to alternative minimum tax of the Company. The alternative minimum tax results from the utilization of net operating loss carryforwards generated by the Company in prior years. The Operating Partnership reimburses the Company for the actual tax expense.

Post Apartment Homes, L.P.	119

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Operating Partnership and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2005 through 2007. Net income tax loss carryforwards and other tax attributes generated in years prior to 2005 are also subject to challenge in any examination of the 2005 to 2007 tax years. In 2008, the Operating Partnership received notice that its TRSs’ federal income tax return for 2005 has been selected for Internal Revenue Service examination. At this stage, it is not possible to predict or determine the outcome of the examination, nor is it possible to estimate the amount or whether any adjustments will be required to that tax return.

As of December 31, 2008, the net basis for federal income tax purposes, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership and including minority interest in the Operating Partnership, was lower than the net assets as reported in the Operating Partnership’s consolidated financial statements by $142,689.

As of December 31, 2008 and 2007, the Operating Partnership’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for 2008 and 2007 were not material to the Operating Partnership’s results of operations, cash flows or financial position.

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

Income tax expense of the TRSs for the years ended December 31, 2008 and 2007 is comprised of the following:

	2008	2007
Current tax expense
Federal	$590	$900
State	74	110

	664	1,010

Deferred tax expense benefit
Federal	184	(900)
State	26	(110)

	210	(1,010)

Total income tax expense	874	-
Income tax expense - discontinued operations	-	-

Income tax expense - continuing operations	$874	$-

Post Apartment Homes, L.P.	120

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

In 2008, deferred tax expense resulted from an adjustment to the Operating Partnership’s valuation allowance resulting from reduced expectations of available carryback claims to prior years. In addition, no deferred tax benefit was recognized for temporary differences originating in 2008 based on a determination that additional deferred tax assets were not realizable through carryback claims to prior years or through expectations of future earnings at the TRS level. In 2007, the Operating Partnership recognized a deferred tax benefit of $1,010 to offset estimated current income tax expense based on a determination that such deferred tax assets were realizable through the ability of such deferred assets to generate carryback claims to prior years. There was no income tax expense in 2006. Net valuation allowances increased approximately $20,964, $214 and $1,309 in 2008, 2007 and 2006, respectively. Aggregate valuation allowances at December 31, 2008 and 2007 are reflected in the table below.

Other than the impact of state income taxes and the creation of valuation allowances for all originating net deferred tax asset temporary differences, the income tax expense of the TRSs for 2008 was consistent with the deferral statutory rate of 35%.

The components of the TRSs’ deferred income tax assets and liabilities at December 31, 2008 and 2007 were as follows:

	2008	2007
Deferred tax assets
Real estate asset basis differences	$18,941	$-
Cost capitalization/recognition	4,287	864
Deferred interest	1,695	2,649
Accrued liabilities	683	1,154
Other	112	297

	25,718	4,964

Deferred tax liabilities
Amortization	(797)	(797)

	(797)	(797)

Net deferred tax assets, before valuation allowances	24,921	4,167
Valuation allowances	(24,121)	(3,157)

Net deferred tax assets (liabilities)	$800	$1,010

At December 31, 2008, management had established valuation allowances against the above listed net deferred tax assets due primarily to historical losses at the TSRs’ in years prior to 2007 and the variability of the income of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Operating Partnership determines that it is more likely than not that the related deferred tax assets are realizable.

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

Post Apartment Homes, L.P.	121

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan. At December 31, 2008, stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,382.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model were as follows:

	2007	2006
Dividend yield	3.8%	4.4%
Expected volatility	18.1%	17.5%
Risk-free interest rate	4.8%	4.3%
Expected option life	5 years	5 years

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

There were no stock options granted in 2008. In 2007 and 2006, the Company granted stock options to purchase 199 and 311 shares, respectively, of Company common stock to Company officers and directors, of which 28 and 50 shares, respectively, were granted to the Company’s non-executive chairman of the board. In 2008, 2007 and 2006, the Company recorded compensation expense related to stock options of $1,329, $1,523 and $1,100, respectively, recognized under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans in 2008, 2007 and 2006, is presented below.

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,455	$34	2,375	$33	3,534	$34
Granted	-	-	199	48	311	41
Exercised	(39)	37	(108)	36	(1,462)	36
Forfeited	(34)	35	(11)	41	(8)	35

Outstanding at end of year	2,382	34	2,455	34	2,375	33

Options exercisable at year-end	2,189	33	1,797	33	1,447	33

Weighted-average fair value of options granted during the year	$-		$7.22		$4.91

At December 31, 2008, there was $466 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 0.7 years. The total intrinsic value of stock options exercised in 2008, 2007 and 2006 was $194, $1,397 and $13,775, respectively. The aggregate intrinsic value of stock options outstanding, exercisable and expected to vest at December 31, 2008 was $0. The weighted average remaining contractual lives of stock options outstanding, exercisable and excepted to vest at December 31, 2008, were 4.1 years, 3.8 years and 4.1 years, respectively. Stock options expected to vest at December 31, 2008 totaled 2,372 at a weighted average exercise price of approximately $33.86.

At December 31, 2008, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,379 options outstanding with exercise prices ranging from $23.90 to $36.13. These options have a weighted average exercise price of $29.17 and a weighted average remaining contractual life of 3.9 years. Of these outstanding

Post Apartment Homes, L.P.	122

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

options, 1,379 were exercisable at December 31, 2008 at a weighted average exercise price of $29.17. In addition, there were 1,003 options outstanding with exercise prices ranging from $36.47 to $48.00. These options had a weighted average exercise price of $40.43 and a weighted average remaining contractual life of 4.4 years. Of these outstanding options, 810 were exercisable at December 31, 2008 at a weighted average exercise price of $39.39.

In 2008, 2007 and 2006, the Company granted 111, 61 and 42 shares of restricted stock, respectively, to Company officers and directors, of which 13, 4 and 5 shares in 2008, 2007 and 2006, respectively, were granted to the Company’s non-executive chairman of the board. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares granted in 2008, 2007 and 2006 was $34.66, $45.61 and $40.61 per share, respectively. The total value of the restricted share grants in 2008, 2007 and 2006 were $3,848, $2,791 and $1,701, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $3,611, $2,434 and $1,651 in 2008, 2007 and 2006, respectively.

A summary of the activity related to the Company’s restricted stock in 2008 and 2007 is presented below:

	2008		2007
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested shares, beginning or period	119	$35	125	$31
Granted	111	35	61	46
Vested	(102)	38	(66)	36
Forfeited	-	-	(1)	42

Unvested shares, end of period	128	33	119	35

At December 31, 2008, there was $3,857 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.3 years. The total intrinsic value of restricted shares vested in 2008, 2007 and 2006 was $2,041, $2,680 and $2,606, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) under a plan approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $122, $160 and $159 in 2008, 2007 and 2006, respectively.

10.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution plan pursuant to Section 401 of the Code (the “401K Plan”) that allows eligible employees to contribute a percentage of their compensation to the 401K Plan. The Company matches 50% of the employee’s pre-tax contribution up to a maximum employee contribution of 6% of salary in 2008, 2007 and 2006. Company contributions of $772, $896 and $911 were made to the 401K Plan in 2008, 2007 and 2006, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Land, office and equipment leases

The Operating Partnership is party to two ground leases with terms expiring in years 2040 and 2043 relating to a single operating community, three ground leases expiring in 2038, 2066 and 2074 for three separate operating communities and to other facility, office, equipment and other operating leases with terms expiring through 2057. The ground leases generally provide for future increases in minimum lease payments tied to an inflation index or contain stated rent

Post Apartment Homes, L.P.	123

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

increases that generally compensate for the impact of inflation. Future minimum lease payments for non-cancelable land, office, equipment and other leases at December 31, 2008, were as follows:

2009	$1,933
2010	1,889
2011	1,921
2012	1,935
2013	1,711
2014 and thereafter	149,525

The Operating Partnership incurred $7,266, $6,948 and $6,421 of rent expense, including rent expense under short-term rental and lease arrangements, in 2008, 2007 and 2006, respectively.

Legal proceedings

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery is mostly completed by both parties. However, on August 1, 2008, ERC disclosed an alleged $9,000 damages assessment for a portion of the compensatory damages claimed. On August 12, 2008, the Company and the Operating Partnership filed a motion to strike all evidence regarding that new assessment, which was granted in part to allow additional discovery but not strike the evidence. The Company and the Operating Partnership appealed the ruling to the Trial Judge, which was denied on February 20, 2009. Additional discovery will now begin on ERC’s alleged damages. Also on February 20, 2009, the Department of Justice filed an amicus brief on behalf of ERC. The last briefing on dispositive motions is due by March 17, 2009. It is possible that these dates could be further extended. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

As announced in 2008, the Operating Partnership is underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. At this time, the Operating Partnership has preliminarily determined that varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio. The Operating Partnership preliminarily estimates that the aggregate cost of this initiative could be approximately $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. The Operating Partnership currently expects that a substantial majority of the costs related to these remediation efforts will be recorded as annually and periodically recurring capital expenditures. In addition and as a result of this project, the Operating Partnership currently estimates that the net book value of certain building components totaling approximately $6,500 to $7,000 will be retired and, as such, are being depreciated on an accelerated basis over the remaining estimated useful life of those assets, which is expected to be not later than 2009. The work is currently underway at approximately seven properties and is expected to be completed at all the properties by 2010. The work may include, but not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. As of

Post Apartment Homes, L.P.	124

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

December 31, 2008, the Operating Partnership had incurred approximately $1,048 of periodically recurring and $308 of annually recurring capital expenditures, respectively, related to this project. In addition, the Operating Partnership recorded accelerated depreciation of approximately $1,303 in 2008 related to assets expected to be retired as part of this project. There can be no assurance that the scope of work or the Operating Partnership’s preliminary estimates of costs will not change in future periods.

12.	RELATED PARTY TRANSACTIONS

In 2008, 2007 and 2006, the Operating Partnership held investments in Property LLC’s accounted for under the equity method of accounting (see note 3). In 2008, 2007 and 2006, the Operating Partnership recorded, before elimination of the Operating Partnership’s equity interests, project management fees, property management fees and expense reimbursements (primarily personnel costs) of approximately $3,988, $2,591 and $1,537, respectively, from these related companies. Additionally in 2008, 2007 and 2006, the Operating Partnership earned interest under loans to unconsolidated entities totaling $0, $449 and $860, respectively. The Operating Partnership portion of all significant inter-company transactions was eliminated in the accompanying consolidated financial statements.

At December 31, 2008 and 2007, the Operating Partnership had outstanding loan balances to certain current and former company executives totaling $935 and $1,120, respectively. These loans mature ten years from their issue date and bear interest at a rate of 6.32% per annum. Proceeds from these loans were used by these executives to acquire the Company’s common shares. Additionally, at December 31, 2008 and 2007, the Operating Partnership had outstanding an additional loan to a Operating Partnership executive totaling $300 and $400, respectively. This loan bears interest at 6.32% per annum. If the executive continues to be employed by the Operating Partnership, the loan will be forgiven annually over a ten year period, as defined in the agreement. The annual loan forgiveness under this loan of $100 was recorded as compensation expense in each of the three years in the period ended December 31, 2008.

13.	DERIVATIVE FINANCIAL INSTRUMENTS

At December 31, 2008, the Operating Partnership had an outstanding interest rate swap agreement with a notional value of approximately $92,145 with a maturity date in July 2009. At December 31, 2008 and 2007, the fair value of the interest rate swap agreement represented a liability of $2,428 and $2,224, respectively, and the liabilities were included in consolidated liabilities in the accompanying consolidated balance sheets. Prior to the third quarter of 2008, the changes in the fair value of this cash flow hedge were recorded as a change in accumulated other comprehensive income (loss), a partners’ equity account, in the accompanying consolidated balance sheet. During the third quarter of 2008, the interest rate swap arrangement, previously accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles (SFAS No. 133, as amended). As a result, the gross decrease in the market value of the interest rate swap arrangement for the period from July 1, 2008 to December 31, 2008 of $239 was recognized in other expense in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Operating Partnership is required to amortize into expense the cumulative unrecognized loss on the interest rate swap of $2,189, previously included in partners’ equity, over the remaining life of the swap through July 2009. Total amortization expense related to this swap was $1,017 for the period from July 1, 2008 to December 31, 2008.

In 2006, a previous interest rate swap arrangement, accounted for as a cash flow hedge, became ineffective under generally accepted accounting principles. As a result, the gross increase in the market value of the interest rate swap arrangement of $1,655 through its termination date in 2006 was recognized in other income in the consolidated statement of operations. In addition, under SFAS No. 133, as amended, the Operating Partnership is required to amortize into interest expense the cumulative unrecognized loss on the terminated interest rate swap arrangement of $4,021, included in partners’ equity, over the remaining original life of the swap through July 2009. Total amortization expense related to this swap was $1,124 and $1,123, respectively, in 2008 and 2007. This swap arrangement was terminated in 2006 through a $2,448 termination payment to the swap counterparty.

On February 1, 2008, a $28,495 interest rate cap arrangement expired on its maturity date with no change in its $0 fair value from December 31, 2007.

The impact of the change in the value of the Operating Partnership’s outstanding interest rate swap arrangement will be included in the statement of operations. Subsequent to December 31, 2008, the Operating Partnership expects to terminate

Post Apartment Homes, L.P.	125

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

its remaining interest rate swap arrangement in conjunction with the planned early extinguishment of the underlying FNMA taxable bond indebtedness (see notes 4 and 18). If the underlying debt is retired in 2009, as is intended, the Operating Partnership will recognize a loss equal to the write off of the remaining balance in accumulated other comprehensive income ($1,828 at December 31, 2008). Otherwise, the amounts reported in accumulated other comprehensive income related to these derivatives will be reclassified to interest expense as schedule interest payments are made on the Operating Partnership’s hedged indebtedness in 2009.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The disclosures of estimated fair value of financial instruments were determined by management using available market information and appropriate valuation methodologies available to management at December 31, 2008. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Operating Partnership could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At December 31, 2008, the fair value of fixed rate debt was approximately $846,961 (carrying value of $969,774) and the fair value of the Operating Partnership’s variable rate debt, including the Operating Partnership’s lines of credit, was approximately $141,530 (carrying value of $143,139). At December 31, 2007, the fair value of fixed rate debt was approximately $726,614 (carrying value of $707,791) and the fair value of floating rate debt approximated its carrying value due to the adjustable nature of the arrangements.

In order to manage the impact of interest rate changes on earnings and cash flow, the Operating Partnership entered into and has an outstanding interest rate swap arrangement. As more fully described in note 1, the interest rate swap agreement is carried on the consolidated balance sheet at fair market value in accordance with SFAS No. 133, as amended. At December 31, 2008 and 2007, the carrying amount of the interest rate swap arrangement represented a net liability totaling $2,428 and $2,224, respectively. At December 31, 2007, the Operating Partnership also had an interest rate cap arrangement with a $0 fair value. The interest rate cap arrangement expired on its maturity date in 2008 with no change in fair value.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2008. The fair value of the Operating Partnership’s fixed rate debt has been subject to substantial volatility since year end. As a result, management believes that the fair value of such fixed rate debt has changed significantly since December 31, 2008, but has not been comprehensively revalued for purposes of these financial statements since such date (also see note 18).

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into five segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below

Post Apartment Homes, L.P.	126

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

reflects the segment categories based on the lifecycle status of each community as of January 1, 2007. The segment information for the years ended December 31, 2007 and 2006 have been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale in 2008 to discontinued operations under SFAS No. 144 (see note 2).

•

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during the prior year – those apartment communities which reached stabilized occupancy in 2007.

•

Development, rehabilitation and lease-up communities – those apartment communities that are under development, rehabilitation and lease-up but were not stabilized by the beginning of the current year, including communities that stabilized during the current year.

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

Post Apartment Homes, L.P.	127

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income (loss) in 2008, 2007 and 2006. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Year ended December 31,
	2008	2007	2006
Revenues
Fully stabilized communities	$220,217	$217,207	$203,107
Communities stabilized during 2007	10,684	7,613	3,231
Development, rehabilitation and lease-up communities	19,169	16,108	14,651
Condominium conversion and other communities	639	9,810	17,281
Acquired communities	5,420	2,124	-
Other property segments	24,782	23,860	23,652
Other	1,029	602	402

Consolidated revenues	$281,940	$277,324	$262,324

Contribution to Property Net Operating Income
Fully stabilized communities	$131,826	$131,908	$123,199
Communities stabilized during 2007	6,475	3,622	900
Development, rehabilitation and lease-up communities	7,624	8,027	7,779
Condominium conversion and other communities	371	5,355	9,598
Acquired communities	2,968	1,262	-
Other property segments, including corporate management expenses	(3,632)	(7,007)	(5,534)

Consolidated property net operating income	145,632	143,167	135,942

Interest income	667	822	1,261
Other revenues	1,029	602	402
Minority interest in consolidated property partnerships	(395)	(1,857)	(257)
Depreciation	(63,530)	(61,476)	(60,922)
Interest expense	(48,863)	(47,447)	(47,621)
Amortization of deferred financing costs	(3,473)	(3,297)	(3,526)
General and administrative	(16,808)	(18,093)	(15,577)
Investment and development	(5,131)	(7,302)	(6,654)
Other investment costs	(1,384)	(400)	(311)
Strategic review costs	(8,161)	-	-
Impairment, severance and other charges	(98,862)	-	-
Gains on sales of real estate assets, net	2,752	100,015	12,881
Equity in income of unconsolidated real estate entities	1,224	1,556	1,813
Other income (expense), net	(1,239)	(1,098)	2,592

Income (loss) from continuing operations	(96,542)	105,192	20,023
Income from discontinued operations	87,777	75,900	83,263

Net income (loss)	$(8,765)	$181,092	$103,286

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities for the years ended December 31, 2008, 2007 and 2006 were as follows:

In 2007, the Operating Partnership sold two apartment communities and the net proceeds totaling $66,938 were held by an exchange intermediary at December 31, 2007, pending the completion of a tax deferred exchange. In 2006, the Operating Partnership sold an apartment community subject to $40,000 of secured mortgage indebtedness assumed by the purchaser. Additionally in 2006, the Operating Partnership acquired an apartment community for cash and the assumption of secured mortgage indebtedness totaling $41,394. These transactions were excluded from the cash flow statement as non-cash transactions.

In 2008, the Operating Partnership amortized approximately $2,141 of accumulated other comprehensive non-cash losses into earnings related to two interest rate swap derivative financial instruments (see note 13). Other than the amortization discussed herein, in 2008, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, decreased in value by $239, causing an increase in accounts payable and accrued expenses and a corresponding increase in

Post Apartment Homes, L.P.	128

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

the Operating Partnership’s other expense, as this cash flow hedge became ineffective during 2008. Other than the amortization discussed herein, in 2008, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in partner’s equity of $35. In 2007, the Operating Partnership amortized approximately $1,123 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). Other than the amortization discussed herein, in 2007, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in partner’s equity of $1,660. In 2006, the Operating Partnership amortized approximately $1,116 of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 13). In addition in 2006, the Operating Partnership recognized a non-cash loss of $142 through a reduction of accumulated other comprehensive losses as a result of the ineffectiveness of an interest rate cap arrangement (see note 13). Other than the amortization and loss discussed herein, in 2006, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, decreased in value causing an increase in accounts payable and accrued expenses and a corresponding decrease in partner’s equity of $305.

The Operating Partnership committed to distribute $8,888, $19,933 and $19,886 for the quarters ended December 31, 2008, 2007 and 2006, respectively.

In 2008, 2007 and 2006, the Company issued common shares for director compensation, totaling $665, $502 and $471, respectively. These common stock issuances were non-cash transactions.

In 2008, 2007 and 2006, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $1,655, $1,411 and $339, respectively.

17.	OTHER INCOME (EXPENSE)

In 2008, other expense primarily included estimated state franchise taxes of approximately $570, a non-cash expense related to the mark-to-market of an interest rate swap agreement of approximately $239, inspection expenses of approximately $202 related to the Operating Partnership’s water intrusion remediation project and approximately $141 due to the early extinguishment of indebtedness. In 2007, other expense primarily included estimated state franchise taxes of approximately $694 and REIT alternative minimum taxes of approximately $560 (see note 8). Franchise taxes are associated with new income-based taxes in Texas that became effective in 2007. In 2006, other income primarily included a gain on the sale of marketable securities of $573, an additional gain on sale of a technology investment of $325 resulting from the receipt of previously escrowed proceeds under the prior year sale (see below) and additional income totaling $1,655 resulting from the net increase in the market value of an ineffective cash flow hedge prior to its termination.

18.	SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company closed five, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $202,200, require fixed interest-only payments for the first two years and then principal and interest payments for the remaining term of the loans based on a 30-year amortization schedule. The loans bear interest at a fixed rate of 5.99% and mature in February 2019.

In addition, in February 2009, the Company made a public tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon expiration of the tender offer, the Company repurchased $84,495 of its 7.7% senior notes due December 2010 at par and $90,363 face amount of its 5.125% senior notes due October 2011 at $85,845. Further, in March 2009, the Company intends to fully redeem its $92,275 weekly remarketed, variable rate taxable mortgage bonds. The Company funded the tender offer of senior unsecured notes and intends to fund the redemption of the taxable mortgage bonds using available cash equivalents resulting from the recent secured financing discussed above and through borrowings under its revolving lines of credit. The funds to redeem the taxable bonds are being held as of February 20, 2009 by the bond trustee in a restricted cash redemption account totaling $94,504 ($33,500 of which was drawn from a letter of credit under the Company’s revolving line of credit that was outstanding as of December 31, 2008 as discussed above).

In February 2009, the Operating Partnership invested additional equity of $3,000 to the unconsolidated entity constructing condominiums as part of a mixed-use development with other investors for which it received a preferred equity interest.

Post Apartment Homes, L.P.	129

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per unit data)

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Under SFAS No. 144, as further discussed in note 2, the operating results of apartment communities classified as held for sale were included in discontinued operations in the accompanying statements of operations for all periods presented. To conform with this presentation, the quarterly financial information presented below reflects the reclassification of the operating results of these assets to discontinued operations, which in the three quarters of 2008 differ from the presentation of discontinued operations included in the Operating Partnership’s previously issued financial statements included in its quarterly reports on Form 10-Q filed in 2008. Quarterly financial information in 2008 and 2007, as revised to reflect the change discussed above, was as follows:

	Year ended December 31, 2008
	First	Second	Third	Fourth
Revenues	$69,712	$70,550	$71,911	$69,767

Income (loss) from continuing operations	(2,422)	(28,508)	(70)	(65,542)
Income from discontinued operations	5,115	3,232	27,344	52,086

Net income (loss)	2,693	(25,276)	27,274	(13,456)
Distributions to preferred unitholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income (loss) available to common unitholders	$784	$(27,186)	$25,365	$(15,365)

Earnings (loss) per common unit:
Net income (loss) available to common unitholders – basic	$0.02	$(0.61)	$0.57	$(0.35)
Net income (loss) available to common unitholders – diluted	$0.02	$(0.61)	$0.57	$(0.35)

	Year ended December 31, 2007
	First	Second	Third	Fourth
Revenues	$67,916	$68,516	$70,366	$70,526

Income from continuing operations	4,419	61,563	7,395	31,815
Income from discontinued operations	20,403	3,285	3,761	48,451

Net income	24,822	64,848	11,156	80,266
Distributions to preferred unitholders	(1,909)	(1,910)	(1,909)	(1,909)

Net income available to common unitholders	$22,913	$62,938	$9,247	$78,357

Earnings per common unit:
Net income available to common unitholders – basic	$0.52	$1.43	$0.21	$1.77
Net income available to common unitholders – diluted	$0.51	$1.40	$0.21	$1.76

In the first, third and fourth quarters of 2008, net income increased primarily due to gains on sales of apartment communities in those periods. In the second and fourth quarters of 2008, net income decreased as a result of asset impairment and severance charges recorded in those periods.

In the first, second and fourth quarters of 2007, net income increased primarily due to gains on sales of apartment communities and gains on the sales of 75% interests in certain apartment communities to an unconsolidated entity (see note 2) during those periods.

Post Apartment Homes, L.P.	130

Schedule III

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2008

(Dollars in thousands)

				Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives Years
Georgia
Post Alexander™	Apartments	$-		$7,392	$ -	$50,062	$7,392	$50,062	$57,454	$1,518	04/06	N/A	5 - 40
Post Briarcliff™	Apartments	-		13,344	-	48,666	13,344	48,666	62,010	17,689	12/96	09/96	5 - 40
Post Brookhaven®	Apartments	-		7,921	-	34,954	7,921	34,954	42,875	20,240	07/89 - 12/92	03/89	5 - 40
Post Chastain®	Apartments	27,468	(2)	6,352	-	59,814	6,779	59,387	66,166	25,038	06/88 - 10/90	06/88	5 - 40
Post Crossing®	Apartments	-		3,951	-	21,116	3,951	21,116	25,067	8,779	04/94 - 08/95	11/93	5 - 40
Post Gardens®	Apartments	-		5,859	-	35,751	5,931	35,679	41,610	13,404	07/96	05/96	5 - 40
Post Glen®	Apartments	-		5,591	-	23,333	5,784	23,140	28,924	8,981	07/96	05/96	5 - 40
Post Parkside™	Mixed Use	19,457		3,402	-	20,781	3,465	20,718	24,183	6,868	02/99	12/97	5 - 40
Post Peachtree Hills®	Apartments	-		4,215	-	21,749	4,857	21,107	25,964	7,149	02/92 - 09/94	02/92 & 9/92	5 - 40
Post Renaissance® (3)	Apartments	-		-	-	22,121	-	22,121	22,121	10,565	07/91 - 12/94	06/91 & 01/94	5 - 40
Post Riverside®	Mixed Use	-		11,130	-	113,776	12,457	112,449	124,906	41,795	07/96	01/96	5 - 40
Post Spring™	Apartments	38,397		2,105	-	38,986	2,105	38,986	41,091	12,316	09/99	09/99	5 - 40
Post Stratford™ (3)	Apartments	-		328	-	26,255	620	25,963	26,583	8,752	04/99	01/99	5 - 40

Post Properties, Inc.	131
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2008

(Dollars in thousands)

				Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances		Land	Building and Improvements		Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives Years

Texas
Post Abbey™	Apartments	$-		$575	$6,276	$1,901	$575	$8,177	8,752	$2,427	N/A	10/97	5 - 40
Post Addison Circle™	Mixed Use	120,000		2,885	41,482	125,806	8,382	161,791	170,173	54,887	10/97	10/97	5 - 40
Post Barton Creek™	Apartments	-		1,920	24,482	1,167	1,920	25,649	27,569	2,204	N/A	03/06	5 - 40
Post Cole's Corner™	Mixed Use	-		1,886	18,006	2,638	2,086	20,444	22,530	7,597	N/A	10/97	5 - 40
Post Eastside™ (5)	Mixed Use	-		2,323	-	19,276	2,323	19,276	21,599	382	10/06	N/A	5 - 40
Post Heights™/Gallery	Mixed Use	-		5,455	15,559	38,566	5,812	53,768	59,580	16,439	10/97	10/97	5 - 40
Post Legacy	Mixed Use	27,890		684	-	34,115	811	33,988	34,799	9,879	03/99	03/99	5 - 40
Post Meridian™	Apartments	-		1,535	11,605	1,583	1,535	13,188	14,723	4,709	N/A	10/97	5 - 40
Post Midtown Square®	Mixed Use	-		4,408	1,412	51,126	3,437	53,509	56,946	15,508	10/97	10/97	5 - 40
Post Park Mesa™	Apartments	-		1,480	17,861	1,030	1,480	18,891	20,371	1,595	N/A	03/06	5 - 40
Post Rice Lofts™ (3)	Mixed Use	-		449	13,393	28,092	449	41,485	41,934	10,970	10/97	10/97	5 - 40
Post Square™	Mixed Use	-		4,565	24,595	2,228	4,565	26,823	31,388	8,000	N/A	10/97	5 - 40
Post Uptown Village™	Apartments	14,767	(2)	3,955	22,120	20,502	6,682	39,895	46,577	11,928	N/A	10/97	5 - 40
Post Vineyard™	Apartments	-		1,133	8,560	721	1,133	9,281	10,414	2,783	N/A	10/97	5 - 40
Post Vintage™	Apartments	-		2,614	12,188	1,100	2,614	13,288	15,902	4,388	N/A	10/97	5 - 40
Post Worthington™	Mixed Use	30,654		3,744	34,700	16,863	3,744	51,563	55,307	13,460	N/A	10/97	5 - 40

Florida
Post Bay at Rocky Point™	Apartments	-		528	5,081	20,501	2,400	23,710	26,110	1,434	N/A	10/06	5 - 40
Post Harbour Place™	Mixed Use	-		3,854	-	67,271	8,312	62,813	71,125	19,790	03/97	01/97	5 - 40
Post Hyde Park®	Apartments	-		3,498	-	42,648	9,680	36,466	46,146	10,477	09/94	07/94	5 - 40
Post Lake at Baldwin Park®	Apartments	-		17,500	56,702	1,336	17,500	58,038	75,538	2,568	N/A	07/07	5 - 40
Post Parkside™	Mixed Use	-		2,493	-	32,703	2,493	32,703	35,196	9,595	03/99	03/99	5 - 40
Post Rocky Point®	Apartments	56,298		10,510	-	65,780	10,567	65,723	76,290	23,622	04/94 - 11/96	02/94 & 09/96	5 - 40

Virginia
Post Carlyle Square™	Mixed Use	-		1,043	-	56,719	3,597	54,165	57,762	3,166	12/04	N/A	5 - 40
Post Corners®	Apartments	16,540	(2)	4,404	-	25,417	4,493	25,328	29,821	9,689	06/94	06/94	5 - 40
Post Fallsgrove	Apartments	39,839		14,801	69,179	891	14,801	70,070	84,871	5,165	N/A	7/06	5 - 40
Post Pentagon Row™(3)	Mixed Use	-		2,359	7,659	86,505	3,470	93,053	96,523	19,293	06/99	02/99	5 - 40
Post Tysons Corner™	Apartments	-		20,000	65,478	2,169	20,000	67,647	87,647	10,270	N/A	06/04	5 - 40

Post Properties, Inc.	132
Post Apartment Homes, L.P.

Schedule III con’t

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

December 31, 2008

(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at Close of Period
	Description	Related Encumbrances	Land	Building and Improvements		Land	Building and Improvements		Total (1)		Accumulated Depreciation	Date of Construction	Date Acquired	Depreciable Lives Years
New York
Post Luminaria™	Mixed Use	33,954	4,938	-	41,737	4,938	41,737		46,675		11,209	03/01	03/01	5 - 40
Post Toscana™	Mixed Use	-	15,976	-	77,169	17,156	75,989		93,145		11,440	01/02	01/02	5 - 40
North Carolina
Post Ballantyne	Apartments	25,966	6,400	30,850	2,538	6,400	33,388		39,788		4,548	11/04	05/05	5 - 40
Post Gateway Place™	Mixed Use	42,319	2,424	-	61,661	3,481	60,604		64,085		15,849	11/00	08/99	5 - 40
Post Park at Phillips Place®	Mixed Use	-	4,305	-	38,696	4,307	38,694		43,001		14,840	01/96	11/95	5 - 40
Post Uptown Place™	Mixed Use	-	2,336	-	29,268	2,363	29,241		31,604		8,293	09/98	09/98	5 - 40
Miscellaneous Investments (6)		-	13,212	5,496	285,705	82,036	222,377		304,413		22,316			5 - 40

Total		$493,549	$241,782	$492,684	$1,802,792	$340,148	$2,197,110	(4)	$2,537,258	(4)	$553,814

(1)

The aggregate cost for Federal Income Tax purposes to the Company was approximately $2,472,524 at December 31, 2008, taking into account the special allocation of gain to the partners contributing property to the Operating Partnership.

(2)

These properties serve as collateral for the Federal National Mortgage Association credit enhancement relating to $92,275 taxable bonds. At December 31, 2008, the Company also issued a $33,500 letter of credit supporting this debt.

(3)	The Company has a leasehold interest in the land underlying these communities.
(4)

This total excludes for-sale condominiums and assets held for sale of $14,610 and $85,097, respectively, at December 31, 2008. Assets held for sale include three apartment communities with gross assets and gross accumulated depreciation of $110,603 and $42,379, respectively, as well as certain land parcels held for sale at December 31, 2008.

(5)	For communities in lease-up, amounts represent cost associated with completed apartment units.
(6)	Miscellaneous investments include construction in progress, land held for investment and certain other corporate assets.

A summary of activity for real estate investments and accumulated depreciation is as follows:

	2008	2007	2006
Real estate investments
Balance at beginning of year	$2,610,418	$2,532,117	$2,373,406
Improvements	199,934	241,215	316,296
Asset impairment charges (a)	(84,578)	-	-
Disposition of property (b)	(188,516)	(162,914)	(157,585)

Balance at end of year	$2,537,258	$2,610,418	$2,532,117

Accumulated depreciation
Balance at beginning of year	$562,226	$547,477	$516,954
Depreciation (c)	64,492	65,646	67,311
Accumulated depreciation on disposed property (a)	(72,904)	(50,897)	(36,788)

Balance at end of year (d)	$553,814	$562,226	$547,477

(a)	Represents reductions in total real estate assets due to non-cash impairment charges recorded during 2008.
(b)	Represents reductions for assets classified as held for sale and converted into for-sale condominiums as well as assets contributed to an unconsolidated entity in 2007.
(c)	Represents depreciation expense of real estate assets. Amounts exclude depreciation and amortization of lease intangible assets, commercial leasing costs and excess joint venture investments.
(d)	Accumulated depreciation on the balance sheet excludes accumulated depreciation on assets held for sale in the amounts of $42,379, $4,031 and $4,035 at December 31, 2008, 2007 and 2006, respectively.

Post Properties, Inc.	133
Post Apartment Homes, L.P.

(b)	Exhibits

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company
3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	—	Bylaws of the Company (as Amended and Restated as of March 14, 2008)
4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10.1(b)	—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(b)	—	First Amendment to Second Amended and Restated Partnership Agreement
10.3(b)	—	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(g)	—	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(g)	—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(c)	—	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(h)	—	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(q)*	—	Amended and Restated Employee Stock Plan
10.9(j)*	—	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan
10.10(j)	—	Form of Amended and Restated Indemnification Agreement
10.11(k)*	—	Dividend Reinvestment Stock Purchase Plan
10.12(q)	—

Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.

10.13(m)*	—	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10.14(q)*	—	Form of Change in Control Agreement (2.0X)
10.15(q)*	—	Form of Change in Control Agreement (1.5X)
10.16(q)*	—	Form of Change in Control Agreement (1.0X)
10.17(i)*	—	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.18(i)*	—	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.19(i)*	—	Amended and Restated Employment and Change in Control Agreement with Thomas D. Senkbeil
10.20(i)*	—	Amended and Restated Employment and Change in Control Agreement with Thomas L. Wilkes
10.21(i)*	—	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.22(n)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10.23(n)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10.24(l)*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10.25(l)*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman
10.26(o)	—

Amended and Restated Credit Agreement dated as of April 28, 2006 by and among Post Apartment Homes, L.P., Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, SunTrust Bank and Sumitomo Mitsui Banking Corporation, and the financial institutions a party thereto and their assignees

10.27(r)	—

First Amendment, dated as of November 2, 2007, to Amended and Restated Credit Agreement by and among Post Apartment Homes, L.P., each of the Lenders party thereto and Wachovia Bank, National Association.

10.28(e)

Second Amendment, dated September 8, 2008, to the Amended and Restated Credit Agreement by and among Post Apartment Homes, L.P., each of the Lenders party thereto and Wachovia Bank, National Association.

Post Properties, Inc.	134
Post Apartment Homes, L.P.

11.1(p)	—	Statement Regarding Computation of Per Share Earnings
21.1	—	List of Subsidiaries
23.1	—	Consent of Deloitte & Touche LLP — Post Properties, Inc.
23.2	—	Consent of Deloitte & Touche LLP — Post Apartment Homes, L.P. and Post Properties, Inc.
31.1	—

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

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on March 20, 2008 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed September 11, 2008 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 15, 2008.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 2, 2006 and incorporated herein by reference.
(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on November 2, 2007 and incorporated herein by reference.

Post Properties, Inc.	135
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC. (Registrant)

February 27, 2009	By	/s/ David P. Stockert
David P. Stockert, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 27, 2009

/s/ Douglas Crocker II Douglas Crocker II	Vice Chairman of the Board and Director	February 27, 2009

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 27, 2009

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 27, 2009

/s/ Russell R. French Russell R. French	Director	February 27, 2009

/s/ Dale Reiss Dale A. Reiss	Director	February 27, 2009

/s/ David Schwartz David R. Schwartz	Director	February 27, 2009

/s/ Stella F. Thayer Stella F. Thayer	Director	February 27, 2009

/s/ Ronald de Waal Ronald de Waal	Director	February 27, 2009

Post Properties, Inc.	136
Post Apartment Homes, L.P.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P. By: Post G.P. Holdings, Inc., as General Partner

February 27, 2009	By	/s/ David P. Stockert
David P. Stockert, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert C. Goddard, III Robert C. Goddard, III	Chairman of the Board and Director	February 27, 2009

/s/ Douglas Crocker II Douglas Crocker II	Vice Chairman of the Board and Director	February 27, 2009

/s/ David P. Stockert David P. Stockert	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ Christopher J. Papa Christopher J. Papa	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ Arthur J. Quirk Arthur J. Quirk	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

/s/ Herschel M. Bloom Herschel M. Bloom	Director	February 27, 2009

/s/ Walter M. Deriso, Jr. Walter M. Deriso, Jr.	Director	February 27, 2009

/s/ Russell R. French Russell R. French	Director	February 27, 2009

/s/ Dale Reiss Dale A. Reiss	Director	February 27, 2009

/s/ David Schwartz David R. Schwartz	Director	February 27, 2009

/s/ Stella F. Thayer Stella F. Thayer	Director	February 27, 2009

/s/ Ronald de Waal Ronald de Waal	Director	February 27, 2009

Post Properties, Inc.	137
Post Apartment Homes, L.P.

Exhibit Index

Exhibit No.		Description
3.1(a)	—	Articles of Incorporation of the Company
3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company
3.6(d)	—	Bylaws of the Company (as Amended and Restated as of March 14, 2008)
4.1(f)	—	Indenture between the Company and SunTrust Bank, as Trustee
4.2(f)	—	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
10.1(b)	—	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership
10.2(b)	—	First Amendment to Second Amended and Restated Partnership Agreement
10.3(b)	—	Second Amendment to Second Amended and Restated Partnership Agreement
10.4(g)	—	Third Amendment to Second Amended and Restated Partnership Agreement
10.5(g)	—	Fourth Amendment to Second Amended and Restated Partnership Agreement
10.6(c)	—	Fifth Amendment to Second Amended and Restated Partnership Agreement
10.7(h)	—	Sixth Amendment to Second Amended and Restated Partnership Agreement
10.8(q)*	—	Amended and Restated Employee Stock Plan
10.9(j)*	—	Amended and Restated Post Properties Inc. 2003 Incentive Stock Plan
10.10(j)	—	Form of Amended and Restated Indemnification Agreement
10.11(k)*	—	Dividend Reinvestment Stock Purchase Plan
10.12(q)	—

Multi-Family Note, dated as of January 25, 2008 by and between Post Addison Circle, as the borrower, and Deutsche Bank Berkshire Mortgage, Inc., d/b/a DB Berkshire Mortgage, Inc., a Delaware corporation, as the lender.

10.13(m)*	—	Deferred Compensation Plan for Directors and Eligible Employees (as amended and restated effective as of January 1, 2005)
10.14(q)*	—	Form of Change in Control Agreement (2.0X)
10.15(q)*	—	Form of Change in Control Agreement (1.5X)
10.16(q)*	—	Form of Change in Control Agreement (1.0X)
10.17(i)*	—	Amended and Restated Employment and Change in Control Agreement with David P. Stockert
10.18(i)*	—	Amended and Restated Employment and Change in Control Agreement with Christopher J. Papa
10.19(i)*	—	Amended and Restated Employment and Change in Control Agreement with Thomas D. Senkbeil
10.20(i)*	—	Amended and Restated Employment and Change in Control Agreement with Thomas L. Wilkes
10.21(i)*	—	Amended and Restated Employment and Change in Control Agreement with Sherry W. Cohen
10.22(n)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Key Employees
10.23(n)*	—	Form of 2003 Incentive Stock Plan, Non-Incentive Stock Option and Stock Appreciation Right Certificate for Directors and Chairman
10.24(l)*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Key Employees
10.25(l)*	—	Form of 2003 Incentive Stock Plan Restricted Stock Grant Certificate for Directors and Chairman
10.26(o)	—

Amended and Restated Credit Agreement dated as of April 28, 2006 by and among Post Apartment Homes, L.P., Wachovia Capital Markets, LLC and J.P. Morgan Securities Inc., Wachovia Bank, National Association, SunTrust Bank and Sumitomo Mitsui Banking Corporation, and the financial institutions a party thereto and their assignees

10.27(r)	—

First Amendment, dated as of November 2, 2007, to Amended and Restated Credit Agreement by and among Post Apartment Homes, L.P., each of the Lenders party thereto and Wachovia Bank, National Association.

10.28(e)

Second Amendment, dated September 8, 2008, to the Amended and Restated Credit Agreement by and among Post Apartment Homes, L.P., each of the Lenders party thereto and Wachovia Bank, National Association.

11.1(p)	—	Statement Regarding Computation of Per Share Earnings
21.1	—	List of Subsidiaries
23.1	—	Consent of Deloitte & Touche LLP — Post Properties, Inc.
23.2	—	Consent of Deloitte & Touche LLP — Post Apartment Homes, L.P. and Post Properties, Inc.
31.1	—

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Description
31.2	—

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

*	Identifies each management contract or compensatory plan required to be filed.
(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on March 20, 2008 and incorporated herein by reference.
(e)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed September 11, 2008 and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 1998 and incorporated herein by reference.
(h)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2000 and incorporated herein by reference.
(i)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 15, 2008.
(j)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 22, 2008 and incorporated herein by reference.
(k)	Filed as part of the Registration Statement on Form S-3 (File No. 333-39461) of the Company and incorporated herein by reference.
(l)	Filed as an exhibit to the Annual Report on Form 10-K for the Registrants for the year ended December 31, 2006 and incorporated herein by reference.
(m)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed August 15, 2005 and incorporated herein by reference.
(n)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed January 24, 2006 and incorporated herein by reference.
(o)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 2, 2006 and incorporated herein by reference.
(p)	The information required by this exhibit is included in note 6 to the consolidated financial statements and is incorporated herein by reference.
(q)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2007 and incorporated herein by reference.
(r)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed on November 2, 2007 and incorporated herein by reference.