Form 10-Q
period 2009-06-30
POST APARTMENT HOMES LP; POST PROPERTIES INC
filed 2009-08-10
CIK 1012271, 903127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any,

every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period as the registrant was required to submit and post such files).

Post Properties, Inc.	Yes	[ ]	No	[ ]
Post Apartment Homes, L.P.	Yes	[ ]	No	[ ]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting company. See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer	[X]	Accelerated Filer [ ]
	Non-Accelerated Filer	[ ]	(Do not check if a smaller reporting company)	Smaller Reporting Company	[ ]
Post Apartment Homes,	Large Accelerated Filer	[ ]	Accelerated Filer [ ]
L.P.	Non-Accelerated Filer	[X]	(Do not check if a smaller reporting company)	Smaller Reporting Company	[ ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes	[ ]	No	[X]
Post Apartment Homes, L.P.	Yes	[ ]	No	[X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

44,383,068 shares of common stock outstanding as of July 31, 2009.

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Real estate assets
Land	$268,541	$258,593
Building and improvements	1,874,469	1,802,496
Furniture, fixtures and equipment	217,297	205,221
Construction in progress	123,072	138,496
Land held for future investment	82,039	81,555

	2,565,418	2,486,361
Less: accumulated depreciation	(587,116)	(553,814)
Condominiums, for-sale and under construction	90,911	65,507
Assets held for sale, net of accumulated depreciation of $28,441 and $42,379 at June 30, 2009 and December 31, 2008	63,364	85,097

Total real estate assets	2,132,577	2,083,151
Investments in and advances to unconsolidated real estate entities	8,706	39,300
Cash and cash equivalents	3,694	75,472
Restricted cash	10,614	10,164
Deferred charges, net	9,582	10,278
Other assets	32,328	34,290

Total assets	$2,197,501	$2,252,655

Liabilities and shareholders' equity
Indebtedness	$1,086,790	$1,112,913
Accounts payable and accrued expenses	97,949	93,175
Investments in unconsolidated real estate entities	54,334	15,985
Dividend and distribution payable	8,914	8,888
Accrued interest payable	5,137	5,493
Security deposits and prepaid rents	15,779	15,941

Total liabilities	1,268,903	1,252,395

Redeemable common units	4,094	4,410

Commitments and contingencies
Equity
Company shareholders' equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference	9	9
$50 per share, 900 shares issued and outstanding
7 5/8% Series B Cumulative Redeemable Shares, liquidation preference
$25 per share, 2,000 shares issued and outstanding	20	20
Common stock, $.01 par value, 100,000 authorized:
44,353 and 44,222 shares issued and 44,353 and 44,222 shares outstanding at June 30, 2009 and December 31, 2008, respectively	443	442
Additional paid-in-capital	888,639	886,643
Accumulated earnings	37,269	105,300
Accumulated other comprehensive income (loss)	-	(1,819)

	926,380	990,595

Less common stock in treasury, at cost, 85 and 80 shares at June 30, 2009 and December 31, 2008, respectively	(3,010)	(2,965)

Total Company shareholders' equity	923,370	987,630
Noncontrolling interests - consolidated real estate entities	1,134	8,220

Total equity	924,504	995,850

Total liabilities and equity	$2,197,501	$2,252,655

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues
Rental	$64,808	$66,208	$130,192	$132,364
Other property revenues	4,033	4,108	7,601	7,425
Other	277	235	503	474

Total revenues	69,118	70,551	138,296	140,263

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	32,658	35,195	65,356	69,591
Depreciation	18,009	15,213	35,601	30,310
General and administrative	3,964	4,351	8,373	9,485
Investment and development	793	1,274	1,790	2,664
Other investment costs	646	244	1,299	499
Strategic review costs	-	2,091	-	8,161
Impairment, severance and other costs	9,658	29,300	9,658	29,300

Total expenses	65,728	87,668	122,077	150,010

Operating income (loss)	3,390	(17,117)	16,219	(9,747)

Interest income	23	61	138	271
Interest expense	(12,241)	(11,004)	(26,419)	(22,035)
Amortization of deferred financing costs	(682)	(859)	(1,616)	(1,710)
Net gains (losses) on condominium sales activities	232	(368)	(28)	1,751
Equity in income (loss) of unconsolidated real estate entities	(74,656)	420	(74,546)	821
Other income (expense), net	50	66	1,109	(108)
Net gain (loss) on early extinguishment of indebtedness	(79)	-	819	-

Loss from continuing operations	(83,963)	(28,801)	(84,324)	(30,757)

Discontinued operations
Income from discontinued property operations	2,026	3,232	4,635	6,036
Gains on sales of real estate assets	24,742	-	24,742	2,311

Income from discontinued operations	26,768	3,232	29,377	8,347

Net loss	(57,195)	(25,569)	(54,947)	(22,410)
Noncontrolling interests - consolidated real estate entities	8,150	293	8,226	(173)
Noncontrolling interests - Operating Partnership	250	213	248	206

Net loss attributable to the Company	(48,795)	(25,063)	(46,473)	(22,377)
Dividends to preferred shareholders	(1,910)	(1,910)	(3,819)	(3,819)

Net loss attributable to common shareholders	$(50,705)	$(26,973)	$(50,292)	$(26,196)

Per common share data - Basic
Loss from continuing operations (net of preferred dividends)	$(1.75)	$(0.68)	$(1.80)	$(0.78)
Income from discontinued operations	0.61	0.07	0.66	0.19

Net loss attributable to common shareholders	$(1.14)	$(0.61)	$(1.13)	$(0.59)

Weighted average common shares outstanding - basic	44,118	44,011	44,116	43,939

Per common share data - Diluted
Loss from continuing operations (net of preferred dividends)	$(1.75)	$(0.68)	$(1.80)	$(0.78)
Income from discontinued operations	0.61	0.07	0.66	0.19

Net loss attributable to common shareholders	$(1.14)	$(0.61)	$(1.13)	$(0.59)

Weighted average common shares outstanding - diluted	44,118	44,011	44,116	43,939

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND

ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

2009	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Company Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity	Redeemable Common Units
										(see note 5)
Equity and Accumulated Earnings, December 31, 2008	$29	$442	$886,643	$105,300	$(1,819)	$(2,965)	$987,630	$8,220	$995,850	$4,410
Comprehensive income
Net income (loss)	-	-	-	(46,473)	-	-	(46,473)	(8,226)	(54,699)	(248)
Net change in derivative value	-	-	-	-	1,819	-	1,819	-	1,819	10

Total comprehensive income (loss)							(44,654)	(8,226)	(52,880)	(238)
Proceeds from employee stock purchase, stock option and other plans	-	1	369	-	-	(45)	325	-	325	-
Stock-based compensation	-	-	1,627	-	-	-	1,627	-	1,627	9
Dividends to preferred shareholders	-	-	-	(3,819)	-	-	(3,819)	-	(3,819)	-
Dividends to common shareholders and distributions to unitholders ($0.40 per share and unit)	-	-	-	(17,739)	-	-	(17,739)	-	(17,739)	(87)
Consolidation of equity method investment (see note 3)	-	-	-	-	-	-	-	1,560	1,560	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	-	-	(420)	(420)	-

Equity and Accumulated Earnings, June 30, 2009	$29	$443	$888,639	$37,269	$-	$(3,010)	$923,370	$1,134	$924,504	$4,094

2008
Equity and Accumulated Earnings, December 31, 2007	$29	$438	$874,928	$183,831	$(3,962)	$(2,913)	$1,052,351	$3,972	$1,056,323	$16,508
Comprehensive income
Net income (loss)	-	-	-	(22,377)	-	-	(22,377)	173	(22,204)	(206)
Net change in derivative value	-	-	-	-	593	-	593	-	593	4

Total comprehensive income							(21,784)	173	(21,611)	(202)
Proceeds from employee stock purchase, stock option and other plans	-	1	1,816	-	-	(914)	903	-	903	-
Adjustment for noncontrolling interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	-	2	3,397		(16)	482	3,865	-	3,865	(3,865)
Stock-based compensation	-	-	2,297	-	-	-	2,297	-	2,297	18
Dividends to preferred shareholders	-	-	-	(3,819)	-	-	(3,819)	-	(3,819)	-
Dividends to common shareholders and distributions to unitholders ($0.90 per share and unit)	-	-	-	(39,688)	-	-	(39,688)	-	(39,688)	(271)
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-		-	-	-	(1,224)	(1,224)	-
Adjustment to redemption value of noncontrolling interests - Operating Partnership	-	-	-	3,474	-	-	3,474	-	3,474	(3,474)

Equity and Accumulated Earnings, June 30, 2008	$29	$441	$882,438	$121,421	$(3,385)	$(3,345)	$997,599	$2,921	$1,000,520	$8,714

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(54,947)	$(22,410)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,601	32,272
Amortization of deferred financing costs	1,616	1,710
Gains on sales of real estate assets, net	(24,714)	(4,062)
Other expense (income), net	(215)	563
Asset impairment charges	9,658	28,947
Equity in (income) loss of unconsolidated entities	74,546	(821)
Distributions of earnings of unconsolidated entities	896	1,429
Deferred compensation	44	278
Stock-based compensation	1,636	2,315
Net gain on early extinguishment of debt	(819)	-
Changes in assets, increase in:
Other assets	(59)	(3,860)
Deferred charges	(205)	(178)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(356)	402
Accounts payable and accrued expenses	(722)	(1,667)
Security deposits and prepaid rents	(612)	(130)

Net cash provided by operating activities	41,348	34,788

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(75,460)	(69,689)
Net proceeds from sales of real estate assets	55,235	104,906
Capitalized interest	(6,597)	(6,671)
Annually recurring capital expenditures	(6,307)	(5,640)
Periodically recurring capital expenditures	(18,537)	(3,331)
Community rehabilitation and other revenue generating capital expenditures	(3,503)	(7,951)
Corporate additions and improvements	(126)	(421)
Investments in and advances to unconsolidated entities	(5,104)	(262)
Note receivable collections and other investments	1,017	1,529

Net cash provided by (used in) investing activities	(59,382)	12,470

Cash Flows From Financing Activities
Lines of credit repayments, net	(20,951)	(113,004)
Proceeds from indebtedness	288,517	120,000
Payments on indebtedness	(295,840)	(2,542)
Payments of financing costs and other	(3,709)	(952)
Proceeds from employee stock purchase and stock options plans	279	624
Distributions to noncontrolling interests - real estate entities	(420)	(1,224)
Distributions to noncontrolling interests - common unitholders	(87)	(351)
Dividends paid to preferred shareholders	(3,819)	(3,819)
Dividends paid to common shareholders	(17,714)	(39,559)

Net cash used in financing activities	(53,744)	(40,827)

Net increase (decrease) in cash and cash equivalents	(71,778)	6,431
Cash and cash equivalents, beginning of period	75,472	11,557

Cash and cash equivalents, end of period	$3,694	$17,988

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multifamily communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At June 30, 2009, the Company owned 20,662 apartment units in 57 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,736 apartment units in five communities currently under construction and/or in lease-up. The Company is also developing and selling 362 for-sale condominium homes in three communities (including 129 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At June 30, 2009, approximately 37.2%, 21.5%, 12.9% and 10.7% (on a unit basis) of the Company's operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At June 30, 2009, the Company had outstanding 44,353 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.5% common ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 219 at June 30, 2009 and represented a 0.5% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Company’s weighted average common ownership interest in the Operating Partnership was 99.5% and 99.3% for the three months ended and 99.5% and 99.2% for the six months ended June 30, 2009 and 2008, respectively.

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).

The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN 46R, the entities are accounted for using the equity method of accounting (under the provisions of Emerging Issues Task Force (“EITF”) No. 04-5). Accordingly, the Company's share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The noncontrolling interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

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

For newly developed condominiums, the Company accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66 and the guidance provided by EITF 06-8. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66 and the guidance provided by EITF 06-8. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of March 31, 2009, all newly developed condominium projects are accounted for under the Completed Contract Method.

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

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

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

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities, the operating results, condominium revenues and associated gains are reflected in continuing operations (see discussion under “revenue recognition” above) and the net book value of the assets being converted into condominiums are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “Condominiums, For-sale and Under Construction.” In either case, subsequent to the classification of the assets as held for sale, no further depreciation expense is recorded.

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

Recently Issued and Adopted Accounting Pronouncements

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling interests (previously referred to as minority interests) in subsidiaries as equity in the consolidated financial statements. The Company adopted the accounting and disclosure requirements of SFAS No. 160 on January 1, 2009 and has amended the presentation for its noncontrolling interests in the Operating Partnership and in consolidated real estate entities retrospectively on its consolidated balance sheets, consolidated statements of operations and consolidated statements of equity and accumulated earnings.

FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) was issued in June 2008. FSP EITF 03-6-1 was effective January 1, 2009. FSP EITF 03-6-1 requires that unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities for purposes of the computation of net income available to common stockholders. The Company adopted FSP EITF 03-6-1 retrospectively, effective January 1, 2009. In accordance with FSP EITF 03-6-1, prior period earnings per share amounts have been adjusted accordingly. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial position, results of operations or earnings per share.

SFAS No. 141R, “Business Combinations,” was issued in December 2007 and replaced SFAS No. 141. SFAS No. 141R requires (1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination at fair value, (2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and (3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R also requires the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. The Company adopted SFAS No. 141R on January 1, 2009, and it did not have an impact on the Company’s financial position or results of operations.

SFAS No. 165, “Subsequent Events,” was issued in June 2009. SFAS No. 165 further clarifies the period subsequent to the balance sheet date in which companies should disclose certain financial statement events or transactions. It also further clarifies the circumstances under which a company should consider recognition of those events or transactions occurring after the balance sheet date as well as provides guidance regarding the required disclosures. The Company adopted SFAS No. 165 as of June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements or results of operations (see note 13).

FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1”) was issued in April 2009. FSP FAS 107-1 requires that companies disclose information about the fair value of their financial instruments in both interim and annual periods. The Company adopted FSP FAS 107-1 and APB 28-1 as of

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

June 30, 2009 and has included the required fair value disclosures in its notes to the consolidated financial statements (see note 6).

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was issued in June 2009. SFAS No. 167 addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on FIN 46(R) and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential variable interest entities (“VIEs”). SFAS No. 167 also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE and (4) amending certain guidance for determining which entities are VIEs. SFAS No. 167 is effective for the Company on January 1, 2010. The Company is currently evaluating the potential impact of SFAS No. 167 on the Company’s financial position and results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) completed its codification project. The “FASB Accounting Standards Codification” (the “Codification”) is effective as of July 1, 2009 and will be the single source of authoritative generally accepted accounting principles in the United States. Upon adoption, companies will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous hierarchy of FASB Statements, FASB Interpretations, etc. Instead, companies will cite the Codification references, which are organized by topic. The Codification is effective for periods beginning on or after July 1, 2009.

2.   REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company has commenced an active program to sell the assets. At June 30, 2009, the Company had two apartment communities, containing 798 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $63,364, which represents the lower of their depreciated cost or fair value less costs to sell. At June 30, 2009, the Company also had portions of two communities being converted to condominiums and certain completed condominium units at developed condominium communities totaling $8,796 classified as for-sale condominiums on the accompanying consolidated balance sheet.

For the three and six months ended June 30, 2009 and 2008, income from continuing operations included net gains from condominium sales activities at developed and condominium conversion projects representing portions of existing communities. In addition, the condominium gains are net of certain expensed sales and marketing costs associated with condominium communities under development and in pre-sale and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Condominium revenues	$6,176	$10,051	$8,222	$18,348
Condominium costs and expenses	(5,944)	(10,419)	(8,250)	(16,597)

Gains (losses) on sales of condominiums	$232	$(368)	$(28)	$1,751

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the three and six months ended June 30, 2009, income from discontinued operations included the results of operations of two apartment communities classified as held for sale at June 30, 2009 and one apartment community through its sale date in 2009. For the three and six months ended June 30, 2008, income from discontinued operations included the results of operations of the two apartment communities classified as held for sale at June 30, 2009, the apartment community sold in 2009 and four apartment communities sold in 2008 through their respective sale dates.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The revenues and expenses of these communities for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Rental	$3,228	$7,275	$7,463	$14,613
Other property revenues	196	447	454	831

Total revenues	3,424	7,722	7,917	15,444

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	1,087	2,567	2,559	5,292
Depreciation	-	871	-	1,962
Interest	311	1,052	723	2,154

Total expenses	1,398	4,490	3,282	9,408

Income from discontinued property operations	$2,026	$3,232	$4,635	$6,036

For the three and six months ended June 30, 2009, the Company recognized net gains in discontinued operations of $24,742 from the sale of one community, containing 530 units. This sale generated net proceeds of approximately $47,013. For the six months ended June 30, 2008, the Company recognized net gains in discontinued operations of $2,311 from the sale of one community, containing 143 units. This sale generated net proceeds of approximately $19,433.

3.   INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At June 30, 2009, the Company holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own apartment communities. The Company holds a 25% to 35% equity interest in these Apartment LLCs. The Company and its joint venture partner also hold an approximate pro-rata 49% interest in a limited liability company (the “Mixed-Use LLC”) that is in the process of constructing a mixed-use development, consisting of 129 luxury condominium units, sponsored by the Company and its partner, and Class A office space, sponsored by two additional independent investors.

The Company’s investment in the 25% owned Apartment LLCs at June 30, 2009 and December 31, 2008 reflects a credit investment of $14,514 and $14,263, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet.

At June 30, 2009, the Company holds a majority interest in a limited liability company (the “Condominium LLC”), which holds the approximate pro-rata 49% interest in the Mixed-Use LLC, which is constructing condominiums as part of a mixed-use development with other investors as discussed above. As such, the Company consolidated the Condominium LLC. At June 30, 2009, the Company’s consolidated investment in the Mixed-Use LLC reflects a credit investment of $39,820. The credit investment results from the recognition of a $74,733 non-cash impairment charge, or $68,219 net of the noncontrolling joint venture interest in the entity, recorded for the three and six months ended June 30, 2009 related to the condominium portion of the project. The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009. Upon the completion of the condominium portion of the mixed-use development, the condominium asset will be distributed to the Condominium LLC. The Condominium LLC has entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a guaranteed licensing fee upon the earlier of the sale of the condominium units as they occur or September 2012. The licensing fee will be paid from the proceeds of condominium sales at the Condominium LLC.

The Company accounts for its investments in the Apartment and Mixed-Use LLCs using the equity method of accounting. At June 30, 2009 and December 31, 2008, the Company’s investment in these Apartment and Mixed-Use LLCs totaled $8,706 and $39,300, respectively, excluding the credit investments discussed above. The excess of the Company's investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $4,980 at June 30, 2009. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

the related assets. The Company provides real estate services (development, construction and property management) to the Apartment and Mixed-Use LLCs for which it earns fees.

The operating results of the Company include its allocable share of net income from the investments in the Apartment and Mixed-Use LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

Balance Sheet Data	June 30, 2009	December 31, 2008
Real estate assets, net of accumulated depreciation of $24,726 and $21,528, respectively	$351,420	$398,167
Cash and other	7,421	6,768

Total assets	$358,841	$404,935

Mortgage/construction notes payable	$301,785	$289,013
Other liabilities	22,444	6,979

Total liabilities	324,229	295,992
Members’ equity	34,612	108,943

Total liabilities and members’ equity	$358,841	$404,935

Company’s equity investment in Property LLCs (1)	$(45,628)	$23,315

	Three months ended June 30,		Six months ended June 30,
Income Statement Data	2009	2008	2009	2008
Revenues
Rental	$6,642	$6,794	$13,306	$13,487
Other property revenues	496	482	961	883
Other	3	13	3	36

Total revenues	7,141	7,289	14,270	14,406

Expenses
Property operating and maintenance	2,976	2,882	5,829	5,635
Depreciation and amortization	1,651	2,104	3,292	4,236
Impairment charge (2)	71,679	-	71,679	-
Interest	2,986	2,500	5,939	4,999

Total expenses	79,292	7,486	86,739	14,870

Income (loss) from continuing operations	(72,151)	(197)	(72,469)	(464)

Discontinued operations
Income (loss) from discontinued operations	-	-	-	(2)

Income from discontinued operations	-	-	-	(2)

Net income (loss)	$(72,151)	$(197)	$(72,469)	$(466)

Company’s share of net income	$(74,656)	$420	$(74,546)	$821

(1)       At June 30, 2009 and December 31, 2008, the Company’s equity investment is shown net of its credit investments of $54,334 and $15,985, respectively. At December 31, 2008, the credit investment included $1,722 related to the Land LLC discussed below.

(2)       The impairment charge recognized at the unconsolidated entity level excludes the write-off of the Company’s costs in excess of its invested capital.

At June 30, 2009, mortgage/construction notes payable includes five mortgage notes and a construction loan facility. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

The Mixed-Use LLC and a related limited liability company (the “Land LLC”) holding land for future investment (see below) entered into a construction loan facility with an aggregate capacity of $187,128. At June 30, 2009, the construction loan had an outstanding balance of $103,442, bears interest at LIBOR plus 1.35% and matures in 2011. As discussed below, a portion of the construction loan is included in consolidated indebtedness. Under the terms of the construction loan facility, the Company

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

and its equity partner in the Condominium LLC have jointly and severally guaranteed approximately $25,313 of the construction loan held at the unconsolidated Mixed-Use LLC attributable to the condominium portion of the project as well as certain debt service payments of the condominium portion of the loan held at the Mixed-Use LLC not to exceed approximately $6,153. Finally, all of the equity owners of the project at the unconsolidated Mixed-Use LLC, including the Company, have jointly and severally guaranteed the completion of the first mixed-use building of the project.

In April 2009, the Company made aggregate additional investments and advances of $1,527 to the previously unconsolidated Land LLC that holds land adjacent to the condominium project discussed above for future investment, whereby the Company obtained a majority interest in the Land LLC. As a result, the Company consolidated the Land LLC in the second quarter of 2009. The consolidation of the Land LLC resulted in the consolidation of a portion of the construction loan discussed above totaling $8,153 at June 30, 2009 (see note 4). Subsequently, consistent with the impairment analysis performed for the adjacent condominium development discussed above, the Company determined that the land held for future development of a second phase condominium tower on this site was not economically viable due to limitations on the potential future use of this site and the continued worsening of conditions in the U.S. economy and the housing markets, specifically in the Atlanta upper-end single family and condominium markets. As a result, the Company concluded that the carrying value of the land held for future investment was not recoverable, and in the second quarter of 2009, the Company recorded a non-cash impairment charge of $9,658, or $8,098 net of the noncontrolling joint venture interest in the entity, to write-off the carrying value of the land held for investment.

4.	INDEBTEDNESS

At June 30, 2009 and December 31, 2008, the Company's indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	June 30, 2009	December 31, 2008

Senior Unsecured Notes	Int.	5.13% - 7.70% (1)	2010-2013	$360,142	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.80% (2)	2010	15,000	40,000
Cash Management Line	N/A	LIBOR + 0.80%	2010	14,913	10,864

				29,913	50,864

Secured Notes
FNMA	Prin. and Int.	Remarketed rate	2029	-	92,275
Other	Prin. and Int.	4.88% - 6.11% (3)	2011-2019	688,582	434,774

				688,582	527,049

Secured Variable Rate Construction Note	Int.	LIBOR + 1.35%	2011	8,153	-

Total				$1,086,790	$1,112,913

(1)

Of the Company’s senior unsecured notes, there are no scheduled maturities in 2009. Notes for approximately $100,505 bearing interest at 7.7% mature in 2010. The remaining notes mature between 2011 and 2013.

(2)	Represents stated rate. At June 30, 2009, the weighted average interest rate was 1.1%.
(3)	Of the Company’s secured notes, there are no scheduled maturities in 2009 or 2010. All of the notes mature between 2011 and 2019.

Debt Maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2009	$770
2010	132,032	(1)
2011	59,637
2012	104,381
2013	206,515
Thereafter	583,455

	$1,086,790

(1)	Includes outstanding balances on lines of credit totaling $29,913.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt Issuances

In January 2009, the Company closed five, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $202,162, require interest-only payments for the first two years and then principal and interest payments for the remaining term of the loans based on a 30-year amortization schedule. The loans bear interest at a fixed rate of 5.99% and mature in 2019. In April 2009, certain documents related to these loans were modified to facilitate the securitization of such loans under a Federal Home Loan Mortgage Corporation multifamily loan securitization program. Such amendments did not change the basic economic terms of the loans; however, in connection with such amendments the Company received modification fees in an aggregate amount of approximately $2,022 plus reimbursement of certain costs incurred in connection with such modifications. The modification fees received will be amortized over the remaining term of the loans.

In March 2009, the Company refinanced a maturing $33,954 mortgage loan using the proceeds of a new $34,800 mortgage loan. The new mortgage loan requires monthly interest-only payments for the first two years and then requires monthly principal and interest payments for the remaining term of the loan based on a 30-year amortization schedule. The loan bears interest at a fixed rate of 5.61% and matures in 2019.

In April 2009, the Company closed a $51,555 mortgage loan. The mortgage loan requires interest-only payments for the first two years and then principal and interest payments for the remaining term of the loan based on a 30-year amortization schedule. The loan bears interest at a fixed rate of 5.84% through its initial maturity in 2018, at which time the loan is automatically extended for one year to 2019 and bears a variable interest rate based on a 250 basis point spread over the Freddie Mac Reference Bills® Securities rate.

Debt Retirements

In February 2009, the Company made a public tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon expiration of the tender offer, the Company repurchased $84,495 of its 7.7% senior notes due December 2010 at par and $90,363 face amount of its 5.125% senior notes due October 2011 at $85,845. This note repurchase resulted in a net gain on extinguishment of $3,445.

In March 2009, the Company fully redeemed its $92,275 weekly remarketed, variable rate taxable mortgage bonds. The Company also settled and terminated a related interest rate swap arrangement (see note 6) in conjunction with the debt extinguishment. The bond retirement and swap termination resulted in a net extinguishment loss of $2,626.

Unsecured Lines of Credit

At June 30, 2009, the Company utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line may be extended for an additional year at the Company’s option through April 2011. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt (see below). The rates under the Syndicated Line are based on the higher of the Company’s unsecured debt ratings in instances where the Company has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At June 30, 2009, the Company had issued letters of credit to third parties totaling $3,654 under this facility.

In March 2009, Standard & Poor’s rating service lowered the Company’s corporate credit rating to BBB- from BBB and at the same time revised its outlook to stable. This change resulted in the interest rate spread increase to 80.0 basis points over LIBOR from 57.5 basis points on the Company’s revolving lines of credit and the facility fee increased to 17.5 basis points from 15.0 basis points.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Additionally, at June 30, 2009, the Company had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the "Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Debt Compliance

The Company’s Syndicated Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. Management believes the Company was in compliance with these financial covenants at June 30, 2009.

5.	EQUITY AND NONCONTROLLING INTERESTS

Computation of Earnings (Loss) Per Common Share

For the three and six months ended June 30, 2009 and 2008, a reconciliation of the numerator and denominator used in the computation of basic and diluted loss from continuing operations per common share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Loss from continuing operations attributable to common shareholders (numerator):
Loss from continuing operations	$(83,963)	$(28,801)	$(84,324)	$(30,757)
Noncontrolling interests - consolidated real estate entities	8,150	293	8,226	(173)
Noncontrolling interests - Operating Partnership - continuing operations	381	232	392	271
Preferred stock dividends	(1,910)	(1,910)	(3,819)	(3,819)
Unvested restricted stock (allocation of earnings)	202	56	177	48

Loss from continuing operations attributable to common shareholders	$(77,140)	$(30,130)	$(79,348)	$(34,430)

Common shares (denominator):
Weighted average shares outstanding - basic	44,118	44,011	44,116	43,939
Dilutive shares from stock options (1)	-	-	-	-

Weighted average shares outstanding - diluted (1)	44,118	44,011	44,116	43,939

(1)       The potential dilution from the Company’s outstanding stock options to purchase 0 and 268 shares, for the three months ended June 30, 2009 and 2008, respectively, and 0 and 322 shares, for the six months ended June 30, 2009 and 2008, respectively, were antidilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average shares for the periods.

Stock options to purchase 2,527 shares of common stock for the three months and six ended June 30, 2009 and 2,414 shares of common stock for the three and six months ended June 30, 2008 were excluded from the computation of diluted earnings (loss) per common share as these stock options were antidilutive.

Noncontrolling Interests

The Company adopted SFAS No. 160 on January 1, 2009. SFAS No. 160, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). In conjunction with the issuance of SFAS No. 160, EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities,” (“EITF D-98”) was revised to clarify the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. The Company currently has two types of noncontrolling interests, (1) noncontrolling interests related to the common unitholders of its Operating Partnership and (2) noncontrolling interests related to its consolidated real estate entities. The Company determined that the noncontrolling interests related to the common unitholders of the Operating Partnership met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). The Company further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

For the three and six months ended June 30, 2009 and 2008, income from continuing operations, income from discontinued operations and net income available to the Company were comprised of the following amounts, net of its noncontrolling interests:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Loss from continuing operations	$(75,432)	$(28,276)	$(75,706)	$(30,659)
Income from discontinued operations	26,637	3,213	29,233	8,282

Net loss attributable to the Company	$(48,795)	$(25,063)	$(46,473)	$(22,377)

6.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

The Company applies SFAS No. 157, “Fair Value Measurements,” in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see note 8) and to its disclosure of the fair value of financial instruments, principally indebtedness (see note 4). The disclosure of estimated fair value of real estate assets and long-term indebtedness was determined by management using available market information and appropriate valuation methodologies available to management at June 30, 2009. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or indebtedness. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

At June 30, 2009, certain parcels of land held for sale were carried at their estimated fair value of $14,850 on the Company’s consolidated balance sheet, using Level 3 inputs consisting primarily of comparable appraisals and land sale activity. There was no change in the estimated fair value of these land parcels measured under SFAS No. 157 for the three and six months ended June 30, 2009. In the three and six months ended June 30, 2009, the Company recognized impairment charges (see notes 3 and 8) to write-off a parcel of land held for future investment to its estimated fair value of zero and to write-down its investment in an unconsolidated entity constructing condominiums to its estimated fair value, resulting in a credit investment of $39,820. The estimated fair value of the land and condominiums was determined using Level 3 inputs, consisting primarily of independent appraisals and discounted cash flow models.

At June 30, 2009, the estimated fair value of fixed rate debt was approximately $1,039,672 (carrying value of $1,048,724) and the estimated fair value of the Company’s variable rate debt, including the Company’s lines of credit, was approximately $36,329 (carrying value of $38,066).

In March 2009, the Company early terminated its only interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement from January 1, 2009 through the swap termination date in March 2009 of $874 was recognized in other income in the consolidated statement of operations. Additionally, the Company was required to amortize into expense the cumulative unrecognized loss on the interest rate swap over the remaining life of the swap. Total amortization expense related to this swap was $658 from January 1, 2009 through the swap termination date in

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

March 2009. The remaining unamortized loss on the swap of $1,161 was recognized as a loss on the termination of the swap and was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations for the six months ended June 30, 2009.

A summary of comprehensive income for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(57,195)	$(25,569)	$(54,947)	$(22,410)
Change in derivatives (1)	-	1,780	1,829	597

Total comprehensive income (loss)	(57,195)	(23,789)	(53,118)	(21,813)
Less:
Comprehensive income attributable to noncontrolling interests	8,400	491	8,464	29

Total Company comprehensive income	$(48,795)	$(23,298)	$(44,654)	$(21,784)

(1)       For the six months ended June 30, 2009, the change in derivatives balance includes an adjustment of $658 for amortized swap costs as well as an adjustment for $1,161 to write-off the remaining unamortized balance in equity, both included in net income. For the three and six months ended June 30, 2008, the change in derivatives balance includes an adjustment of $281 and $562 for amortized swap costs included in net income.

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

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2008. The segment information for the three and six months ended June 30, 2008 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold subsequent to June 30, 2008 to discontinued operations under SFAS No. 144 (see note 2).

•

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2008 – communities which reached stabilized occupancy in the prior year.

•	Development, rehabilitation and lease-up communities – those apartment communities under development, rehabilitation and lease-up during the period.

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

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and six months ended June 30, 2009 and 2008. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Fully stabilized communities	$57,292	$59,297	$114,985	$117,907
Communities stabilized during 2008	2,698	2,384	5,352	4,504
Development, rehabilitation and lease-up communities	3,495	2,160	6,240	4,334
Condominium conversion and other communities	38	188	107	389
Other property segments	5,318	6,287	11,109	12,655
Other	277	235	503	474

Consolidated revenues	$69,118	$70,551	$138,296	$140,263

Contribution to Property Net Operating Income
Fully stabilized communities	$34,590	$34,519	$69,214	$69,139
Communities stabilized during 2008	1,531	1,191	2,967	1,998
Development, rehabilitation and lease-up communities	668	469	1,232	1,393
Condominium conversion and other communities	24	116	68	237
Other property segments, including corporate management expenses	(630)	(1,174)	(1,044)	(2,569)

Consolidated property net operating income	36,183	35,121	72,437	70,198

Interest income	23	61	138	271
Other revenues	277	235	503	474
Depreciation	(18,009)	(15,213)	(35,601)	(30,310)
Interest expense	(12,241)	(11,004)	(26,419)	(22,035)
Amortization of deferred financing costs	(682)	(859)	(1,616)	(1,710)
General and administrative	(3,964)	(4,351)	(8,373)	(9,485)
Investment and development	(793)	(1,274)	(1,790)	(2,664)
Other investment costs	(646)	(244)	(1,299)	(499)
Strategic review costs	-	(2,091)	-	(8,161)
Impairment, severance and other charges	(9,658)	(29,300)	(9,658)	(29,300)
Gains (losses) on sales of real estate assets, net	232	(368)	(28)	1,751
Equity in income (loss) of unconsolidated real estate entities	(74,656)	420	(74,546)	821
Other income (expense), net	50	66	1,109	(108)
Net gain (loss) on early extinguishment of indebtedness	(79)	-	819	-

Loss from continuing operations	(83,963)	(28,801)	(84,324)	(30,757)
Income from discontinued operations	26,768	3,232	29,377	8,347

Net loss	$(57,195)	$(25,569)	$(54,947)	$(22,410)

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

8.	IMPAIRMENT, SEVERANCE AND OTHER CHARGES

For the three and six months ended June 30, 2009, the Company recorded aggregate impairment charges of $76,317 (net of $8,074 of noncontrolling interests) to write-down the carrying value of its investment in an unconsolidated condominium development and a parcel of adjacent land. These impairment charges are more fully discussed in note 3.

In prior years, the Company recorded severance charges associated with the departure of certain executive officers of the Company. Under certain of these arrangements, the Company is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008
Accrued severance charges, beginning of period	$9,405	$11,215
Severance charges	-	353
Payments for period	(1,184)	(1,633)
Interest accretion	279	366

Accrued severance charges, end of period	$8,500	$10,301

The Company recorded impairment charges of approximately $28,947 in the three and six months ended June 30, 2008. The impairment charges related to the substantial cessation of current development activities associated with four land parcels in pre-development which were written down to their estimated fair market values, as well as the write-off of capitalized pursuit costs associated with certain abandoned projects. Additionally, in the second quarter of 2008, the Company recorded severance charges of approximately $353 related to a management and staff workforce reduction that was initiated in the second quarter. The impairment and severance charges reflected management’s decision to reduce the size of its workforce and lower overhead expenses in response in part to its decision to reduce the number of markets in which the Company operates, to sell additional operating assets and to focus its development strategy on fewer projects in the near term.

In 2008, the Company announced that its Board of Directors had initiated a formal process to pursue a possible business combination or other sale transaction. The process ended in the second quarter of 2008 without a business combination or other sale transaction. For the three and six months ended June 30, 2008, the Company incurred approximately $2,091 and $8,161, respectively, of strategic review costs related to this process.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $6,597 and $6,671 for the six months ended June 30, 2009 and 2008, respectively), aggregated $34,095 and $30,458 for the six months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009 and 2008, the Company and the Company’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $1,028 and $1,700, respectively.

Non-cash investing and financing activities for the six months ended June 30, 2009 and 2008 were as follows:

In the three months ended June 30, 2009, the Company became the majority owner of and consolidated a previously unconsolidated entity (see note 3). This consolidation resulted in increases in land held for future investment and other assets of $9,658, cash of $248, indebtedness of $8,153, accounts payable and accrued expenses of $192 and noncontrolling interests of $1,560. This was a non-cash transaction.

For the six months ended June 30, 2009 and 2008, the Company amortized approximately $658 and $562, respectively, of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). For the six months ended June 30, 2009, the Company recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account) of $1,161 related to a terminated interest rate swap derivative financial instrument. The Company also recognized other income during the first quarter of $874 to record an increase in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 6). This increase in value also caused a decrease in accounts payable and accrued expenses during the first half of 2009. Other than the amortization discussed herein, for the six months ended June 30, 2008, the Company’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in equity of $35.

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the six months ended June 30, 2009 and 2008, Common Units in the Operating Partnership totaling zero and 177, respectively, were converted into Company common shares on a one-for-one basis. The net effect of the conversion of Common Units of the Operating Partnership to common shares of the Company and the adjustments to noncontrolling interest for the impact of the Company’s employee stock purchase and stock options plans, decreased noncontrolling interest and increased Company shareholders’ equity in the amounts of $3,865 for the six months ended June 30, 2008.

The Company and the Operating Partnership pay dividends and distributions a quarter in arrears. At June 30, 2009 and 2008, the Operating Partnership committed to distribute and had accrued $8,914 and $19,982, respectively. As a result, the Company declared and accrued dividends of $8,870 and $19,850 at June 30, 2009 and 2008, respectively. The remaining distributions from the Operating Partnership in the amount of $44 and $132 were accrued at June 30, 2009 and 2008, respectively, for the noncontrolling interests in the Operating Partnership.

For the six months ended June 30, 2009 and 2008, the Company issued common shares for director compensation, totaling $44 and $278, respectively. These were non-cash transactions.

10.  STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). At June 30, 2009 stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,527.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. For options granted during the six months ended June 30, 2009, the weighted average assumptions used in the Black-Scholes option-pricing model were dividend yield of 6.5%, expected volatility of 35.4%, risk-free interest rate of 2.2% and expected option term of 5.9 years. The Company did not grant any stock options for the six months ended June 30, 2008.

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

For the six months ended June 30, 2009 and 2008, the Company granted stock options to purchase 346 and zero shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $160 and $309 for the three months ended and $365 and $666 for the six months ended June 30, 2009 and 2008, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans for the six months ended June 30, 2009 and 2008 is presented below:

	Six months ended June 30,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,382	$34	2,455	$34
Granted	346	12	-	-
Exercised	-	-	(39)	37
Forfeited	(201)	36	(2)	39

Options outstanding, end of period	2,527	31	2,414	34

Options exercisable, end of period	2,121	33	2,037	33

Weighted-average fair value of options granted during the period	$2.09		$-

At June 30, 2009, there was $832 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was $0 and $194, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at June 30, 2009 was $422, $0 and $405, respectively. The weighted average

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

remaining contractual lives of stock options outstanding, exercisable and expected to vest at June 30, 2009 were 4.7, 3.9 and 4.7 years, respectively. Stock options expected to vest at June 30, 2009 totaled 2,510 at a weighted average exercise price of approximately $30.84.

At June 30, 2009, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,269 options outstanding with exercise prices ranging from $12.22 to $28.99. These options have a weighted average exercise price of $22.73 and a weighted average remaining contractual life of 5.4 years. Of these outstanding options, 923 were exercisable at June 30, 2009 at a weighted average exercise price of $26.66. In addition, there were 1,258 options outstanding with exercise prices ranging from $31.00 to $48.00. These options had a weighted average exercise price of $38.87 and a weighted average remaining contractual life of 4.1 years. Of these outstanding options, 1,198 were exercisable at June 30, 2009 at a weighted average exercise price of $38.43.

For the six months ended June 30, 2009 and 2008, the Company granted 106 and 78 shares of restricted stock, respectively, to Company officers and directors. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the six months ended June 30, 2009 and 2008 was $12.19 and $42.25, respectively, per share. The total value of the restricted share grants for the six months ended June 30, 2009 and 2008 was $1,288 and $3,308, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $610 and $822 for the three months ended and $1,195 and $1,574 for the six months ended June 30, 2009 and 2008, respectively.

A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2009 and 2008 is presented below:

	Six months ended June 30,
	2009		2008
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	128	$33	119	$35
Granted	106	12	78	42
Vested	-	-	(8)	36
Forfeited	(1)	43	-	-

Unvested shares, end of period	233	23	189	38

At June 30, 2009, there was $3,904 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.2 years. The total intrinsic value of restricted shares vested for the six months ended June 30, 2009 and 2008 was $2 and $292, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $38 and $0 for the three months ended and $75 and $75 for the six months ended June 30, 2009 and 2008, respectively.

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

POST PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In the preparation of income tax returns in federal and state jurisdictions, the Company and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2005 through 2007. Net income tax loss carryforwards and other tax attributes generated in years prior to 2005 are also subject to challenge in any examination of the 2005 to 2007 tax years. In the fourth quarter of 2008, the Company received notice that its TRSs’ federal income tax return for the 2005 was selected for Internal Revenue Service examination. At this stage, it is not possible to predict or determine the outcome of the examination, nor is it possible to estimate the amount or whether any adjustments will be required to that tax return.

As of June 30, 2009, the Company’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Company does not expect any significant change in this unrecognized tax benefit in the remainder of 2009. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the six months ended June 30, 2009 and at June 30, 2009 were not material to the Company’s results of operations, cash flows or financial position.

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three and six months ended June 30, 2009, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable is expected to be offset by deferred tax benefits resulting from current period temporary differences.

At December 31, 2008, management had established valuation allowances of approximately $24,121 against net deferred tax assets due primarily to historical losses at the TRSs in prior years and the variability of the income of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Company determines that it is more likely than not that the related deferred tax assets are realizable.

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2008 are included in the footnotes to the Company’s audited financial statements included in the Form 10-K. Other than the increase in net deferred tax assets and valuation allowances of approximately $29,800 resulting from impairment charges of $76,317 recorded at the TRSs in the three and six months ended June 30, 2009, there were no material changes to the components of deferred tax assets, deferred tax asset valuation allowances and deferred liabilities at June 30, 2009.

12.  LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery was completed by both parties on April 30, 2008, with the exception of the Company’s discovery related to ERC’s untimely $9 million damages allegation, which the Court has stayed pending resolution of certain motions. The parties filed cross-motions for summary judgment on December 17, 2008, oppositions to summary judgment on February 20, 2009, and replies in support of summary judgment on March 17, 2009. On February 20, 2009, the Department of Justice filed an amicus brief on behalf of ERC, and the Company filed a response. In addition, the Company has filed various additional pretrial motions, including two motions in limine and three motions to strike. The plaintiff has filed one motion to strike. The Court has not set a hearing or rendered its decision on the pending motions, including summary judgment. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

As announced in 2008, the Company is underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. At this time, the Company has determined that varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio. The Company currently estimates that the aggregate cost of this initiative will be approximately $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. The Company currently expects that a substantial majority of the costs related to these remediation efforts will be recorded as annually and periodically recurring capital expenditures. In addition and as a result of this project, the Company currently estimates that the net book value of certain building components totaling approximately $6,500 to $7,000 will be retired and, as such, are being depreciated on an accelerated basis over the remaining estimated useful life of those assets, which is expected to be not later than 2009. The work has been completed at five properties, is currently underway at approximately eleven properties and is expected to be completed at all the properties by 2010. The work may include, but not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. From the inception of this initiative through June 30, 2009, the Company has recorded accelerated depreciation of approximately $3,903 and has capitalized approximately $14,885 related to this project. There can be no assurance that the scope of work or the Company’s preliminary estimates of costs will not change in future periods.

13.  SUBSEQUENT EVENTS

The Company evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. In July 2009, the Company closed the sales of two apartment communities, containing 798 units, for aggregate gross sales proceeds of $102,300. The Company expects to recognize gains on these asset sales of approximately $54,500 in the third quarter of 2009.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Real estate assets
Land	$268,541	$258,593
Building and improvements	1,874,469	1,802,496
Furniture, fixtures and equipment	217,297	205,221
Construction in progress	123,072	138,496
Land held for future investment	82,039	81,555

	2,565,418	2,486,361
Less: accumulated depreciation	(587,116)	(553,814)
Condominiums, for-sale and under construction	90,911	65,507
Assets held for sale, net of accumulated depreciation of $28,441 and $42,379 at June 30, 2009 and December 31, 2008	63,364	85,097

Total real estate assets	2,132,577	2,083,151
Investments in and advances to unconsolidated real estate entities	8,706	39,300
Cash and cash equivalents	3,694	75,472
Restricted cash	10,614	10,164
Deferred charges, net	9,582	10,278
Other assets	32,328	34,290

Total assets	$2,197,501	$2,252,655

Liabilities and partners’ equity
Indebtedness	$1,086,790	$1,112,913
Accounts payable and accrued expenses	97,949	93,175
Investments in unconsolidated real estate entities	54,334	15,985
Distribution payable	8,914	8,888
Accrued interest payable	5,137	5,493
Security deposits and prepaid rents	15,779	15,941

Total liabilities	1,268,903	1,252,395

Redeemable common units	4,094	4,410

Commitments and contingencies
Equity
Operating Partnership equity
Preferred units	95,000	95,000
Common units
General partner	9,878	10,540
Limited partner	818,492	883,909
Accumulated other comprehensive income (loss)	-	(1,819)

Total Operating Partnership equity	923,370	987,630
Noncontrolling interests - consolidated real estate entities	1,134	8,220

Total equity	924,504	995,850

Total liabilities and equity	$2,197,501	$2,252,655

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Rental	$64,808	$66,208	$130,192	$132,364
Other property revenues	4,033	4,108	7,601	7,425
Other	277	235	503	474

Total revenues	69,118	70,551	138,296	140,263

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	32,658	35,195	65,356	69,591
Depreciation	18,009	15,213	35,601	30,310
General and administrative	3,964	4,351	8,373	9,485
Investment and development	793	1,274	1,790	2,664
Other investment costs	646	244	1,299	499
Strategic review costs	-	2,091	-	8,161
Impairment, severance and other costs	9,658	29,300	9,658	29,300

Total expenses	65,728	87,668	122,077	150,010

Operating income (loss)	3,390	(17,117)	16,219	(9,747)

Interest income	23	61	138	271
Interest expense	(12,241)	(11,004)	(26,419)	(22,035)
Amortization of deferred financing costs	(682)	(859)	(1,616)	(1,710)
Net gains (losses) on condominium sales activities	232	(368)	(28)	1,751
Equity in income (loss) of unconsolidated real estate entities	(74,656)	420	(74,546)	821
Other income (expense), net	50	66	1,109	(108)
Net gain (loss) on early extinguishment of indebtedness	(79)	-	819	-

Loss from continuing operations	(83,963)	(28,801)	(84,324)	(30,757)

Discontinued operations
Income from discontinued property operations	2,026	3,232	4,635	6,036
Gains on sales of real estate assets	24,742	-	24,742	2,311

Income from discontinued operations	26,768	3,232	29,377	8,347

Net loss	(57,195)	(25,569)	(54,947)	(22,410)
Noncontrolling interests - consolidated real estate entities	8,150	293	8,226	(173)

Net income available to the Operating Partnership	(49,045)	(25,276)	(46,721)	(22,583)
Distributions to preferred unitholders	(1,910)	(1,910)	(3,819)	(3,819)

Net income available to common unitholders	$(50,955)	$(27,186)	$(50,540)	$(26,402)

Per common unit data - Basic
Loss from continuing operations (net of preferred distributions)	$(1.75)	$(0.69)	$(1.80)	$(0.78)
Income from discontinued operations	0.61	0.07	0.66	0.19

Net income (loss) available to common unitholders	$(1.14)	$(0.61)	$(1.13)	$(0.59)

Weighted average common units outstanding - basic	44,337	44,305	44,335	44,287

Per common unit data - Diluted
Loss from continuing operations (net of preferred distributions)	$(1.75)	$(0.69)	$(1.80)	$(0.78)
Income from discontinued operations	0.61	0.07	0.66	0.19

Net income (loss) available to common unitholders	$(1.14)	$(0.61)	$(1.13)	$(0.59)

Weighted average common units outstanding - diluted	44,337	44,305	44,335	44,287

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands)

(Unaudited)

2009	Preferred Units	Common Units		Accumulated Other Comprehensive Income (Loss)	Total Operating Partnership Equity	Noncontrolling Interests - Consolidated Real Estate Entities	Total Equity	Redeemable Common Units

		General Partner	Limited Partners
Equity, December 31, 2008	$95,000	$10,540	$883,909	$(1,819)	$987,630	$8,220	$995,850	$4,410
Comprehensive income
Net income (loss)	3,819	(503)	(49,789)	-	(46,473)	(8,226)	(54,699)	(248)
Net change in derivative value	-	-	-	1,819	1,819	-	1,819	10

Total comprehensive income (loss)					(44,654)	(8,226)	(52,880)	(238)
Contributions from the Company related to employee stock purchase, stock option and other plans	-	3	322	-	325		325	-
Equity-based compensation	-	16	1,611	-	1,627		1,627	9
Purchase of common units	-	-	-		-		-	-
Distributions to preferred unitholders	(3,819)	-	-	-	(3,819)		(3,819)	-
Distributions to common unitholders ($0.40 per unit)	-	(178)	(17,561)	-	(17,739)		(17,739)	(87)
Consolidation of equity method investment (see note 3)	-	-	-	-	-	1,560	1,560	-
Distributions to noncontrolling interests - consolidated real estate entities	-	-	-	-	-	(420)	(420)	-

Equity, June 30, 2009	$95,000	$9,878	$818,492	$-	$923,370	$1,134	$924,504	$4,094

2008
Equity, December 31, 2007	$95,000	$11,329	$949,984	$(3,962)	$1,052,351	$3,972	$1,056,323	$16,508
Comprehensive income
Net income (loss)	3,819	(262)	(25,934)	-	(22,377)	173	(22,204)	(206)
Net change in derivative value	-	-	-	(1,172)	593	-	593	4

Total comprehensive income					(21,784)	173	(21,611)	(202)
Contributions from the Company related to employee stock purchase, stock option and other plans	-	9	894	-	903	-	903	-
Adjustment for noncontrolling interest of unitholders in Operating Partnership upon conversion of units into common shares and at dates of capital transactions	-	-	3,881	(16)	3,865	-	3,865	(3,865)
Equity-based compensation	-	23	2,274	-	2,297	-	2,297	18
Distributions to preferred unitholders	(3,819)	-	-	-	(3,819)	-	(3,819)	-
Distributions to common unitholders ($0.90 per unit)	-	(400)	(39,288)	-	(39,688)	-	(39,688)	(271)
real estate entities	-	-		-	-	(1,224)	(1,224)	-
Adjustment to redemption value of noncontrolling interests - Operating Partnership	-	-	3,474	-	3,474	-	3,474	(3,474)

Equity, June 30, 2008	$95,000	$10,699	$895,285	$(5,150)	$997,599	$2,921	$1,000,520	$8,714

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per unit data)

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash Flows From Operating Activities
Net loss	$(54,947)	$(22,410)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,601	32,272
Amortization of deferred financing costs	1,616	1,710
Gains on sales of real estate assets, net	(24,714)	(4,062)
Other expense (income), net	(215)	563
Asset impairment charges	9,658	28,947
Equity in (income) loss of unconsolidated entities	74,546	(821)
Distributions of earnings of unconsolidated entities	896	1,429
Deferred compensation	44	278
Equity-based compensation	1,636	2,315
Net gain on early extinguishment of debt	(819)	-
Changes in assets, increase in:
Other assets	(59)	(3,860)
Deferred charges	(205)	(178)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(356)	402
Accounts payable and accrued expenses	(722)	(1,667)
Security deposits and prepaid rents	(612)	(130)

Net cash provided by operating activities	41,348	34,788

Cash Flows From Investing Activities
Construction and acquisition of real estate assets, net of payables	(75,460)	(69,689)
Net proceeds from sales of real estate assets	55,235	104,906
Capitalized interest	(6,597)	(6,671)
Annually recurring capital expenditures	(6,307)	(5,640)
Periodically recurring capital expenditures	(18,537)	(3,331)
Community rehabilitation and other revenue generating capital expenditures	(3,503)	(7,951)
Corporate additions and improvements	(126)	(421)
Investments in and advances to unconsolidated entities	(5,104)	(262)
Note receivable collections and other investments	1,017	1,529

Net cash provided by (used in) investing activities	(59,382)	12,470

Cash Flows From Financing Activities
Lines of credit repayments, net	(20,951)	(113,004)
Proceeds from indebtedness	288,517	120,000
Payments on indebtedness	(295,840)	(2,542)
Payments of financing costs and other	(3,709)	(952)
Contributions from the Company related to employee stock purchase and stock option plans	279	624
Distributions to noncontrolling interests - real estate entities	(420)	(1,224)
Distributions to common unitholders	(17,714)	(39,559)
Distributions to noncontrolling interests - non-Company common unitholders	(87)	(351)
Distributions to preferred unitholders	(3,819)	(3,819)

Net cash used in financing activities	(53,744)	(40,827)

Net increase (decrease) in cash and cash equivalents	(71,778)	6,431
Cash and cash equivalents, beginning of period	75,472	11,557

Cash and cash equivalents, end of period	$3,694	$17,988

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

At June 30, 2009, the Company owned 99.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership and 100% of the preferred limited partnership interests (“Preferred Units”). The Company’s weighted average common ownership interest in the Operating Partnership was 99.5% and 99.3% for the three months ended and 99.5% and 99.2% for the six months ended June 30, 2009 and 2008, respectively. Common Units held by persons other than the Company totaled 219 at June 30, 2009 and represented a 0.5% ownership interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of such redemptions, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company.

At June 30, 2009, the Company owned 20,662 apartment units in 57 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,736 apartment units in five communities currently under construction and/or in lease-up. The Company is also developing and selling 362 for-sale condominium homes in three communities (including 129 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At June 30, 2009, approximately 37.2%, 21.5%, 12.9% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared by the Operating Partnership’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Operating Partnership’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”).

The accompanying consolidated financial statements include the consolidated accounts of the Operating Partnership and their wholly owned subsidiaries. The Operating Partnership also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Under FIN 46R, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of FIN 46R requires management to make significant estimates and judgments about the Operating Partnership’s and its other partners’ rights, obligations and economic interests in such entities.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For entities in which the Operating Partnership has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary under FIN 46R, the entities are accounted for using the equity method of accounting (under the provisions of Emerging Issues Task Force (“EITF”) No. 04-5). Accordingly, the Operating Partnership’s share of the net earnings or losses of these entities is included in consolidated net income. All significant inter-company accounts and transactions have been eliminated in consolidation. The noncontrolling interest of unitholders in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

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

For newly developed condominiums, the Operating Partnership accounts for each project under either the Completed Contract Method or the “Percentage of Completion Method,” based on a specific evaluation of the factors specified in SFAS No. 66 and the guidance provided by EITF 06-8. The factors used to determine the appropriate accounting method are the legal commitment of the purchaser in the real estate contract, whether the construction of the project is beyond a preliminary phase, sufficient units have been contracted to ensure the project will not revert to a rental project, the aggregate project sale proceeds and costs can be reasonably estimated and the buyer has made an adequate initial and continuing cash investment under the contract in accordance with SFAS No. 66 and the guidance provided by EITF 06-8. Under the Percentage of Completion Method, revenues and the associated gains are recognized over the project construction period generally based on the percentage of total project costs incurred to estimated total project costs for each condominium unit under a binding real estate contract. As of March 31, 2009, all newly developed condominium projects are accounted for under the Completed Contract Method.

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

The Operating Partnership continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under SFAS No. 144, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

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

For condominium conversion projects, a complete community conversion is treated as discontinued operations in the same manner as discussed above for apartment community sales. For partial conversions of communities, the operating results, condominium revenues and associated gains are reflected in continuing operations (see discussion under “revenue recognition” above) and the net book value of the assets being converted into condominiums are reflected separately from held for sale assets on the consolidated balance sheet in the caption titled, “Condominiums, For-sale and Under Construction.” In either case, subsequent to the classification of the assets as held for sale, no further depreciation expense is recorded.

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

Recently Issued and Adopted Accounting Pronouncements

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling interests (previously referred to as minority interests) in subsidiaries as equity in the consolidated financial statements. The Operating Partnership adopted the accounting and disclosure requirements of SFAS No. 160 on January 1, 2009 and has amended the presentation for its noncontrolling interests in the Operating Partnership and in consolidated real estate entities retrospectively on its consolidated balance sheets, consolidated statements of operations and consolidated statements of equity and accumulated earnings.

FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) was issued in June 2008. FSP EITF 03-6-1 was effective January 1, 2009. FSP EITF 03-6-1 requires that unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities for purposes of the computation of net income available to common stockholders. The Operating Partnership adopted FSP EITF 03-6-1 retrospectively, effective January 1, 2009. In accordance with FSP EITF 03-6-1, prior period earnings per share amounts have been adjusted accordingly. The adoption of FSP EITF 03-6-1 did not have a material impact on the Operating Partnership’s financial position, results of operations or earnings per share.

SFAS No. 141R, “Business Combinations,” was issued in December 2007 and replaced SFAS No. 141. SFAS No. 141R requires (1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination at fair value, (2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and (3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R also requires the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. The Operating Partnership adopted SFAS No. 141R on January 1, 2009, and it did not have an impact on the Operating Partnership’s financial position or results of operations.

SFAS No. 165, “Subsequent Events,” was issued in June 2009. SFAS No. 165 further clarifies the period subsequent to the balance sheet date in which companies should disclose certain financial statement events or transactions. It also further

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

clarifies the circumstances under which a company should consider recognition of those events or transactions occurring after the balance sheet date as well as provides guidance regarding the required disclosures. The Operating Partnership adopted SFAS No. 165 as of June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Operating Partnership’s financial statements or results of operations (see note 13).

FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1”) was issued in April 2009. FSP FAS 107-1 requires that companies disclose information about the fair value of their financial instruments in both interim and annual periods. The Operating Partnership adopted FSP FAS 107-1 and APB 28-1 as of June 30, 2009 and has included the required fair value disclosures in its notes to the consolidated financial statements (see note 6).

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was issued in June 2009. SFAS No. 167 addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on FIN 46(R) and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential variable interest entities (“VIEs”). SFAS No. 167 also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE and (4) amending certain guidance for determining which entities are VIEs. SFAS No. 167 is effective for the Operating Partnership on January 1, 2010. The Operating Partnership is currently evaluating the potential impact of SFAS No. 167 on the Operating Partnership’s financial position and results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) completed its codification project. The “FASB Accounting Standards Codification” (the “Codification”) is effective as of July 1, 2009 and will be the single source of authoritative generally accepted accounting principles in the United States. Upon adoption, companies will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous hierarchy of FASB Statements, FASB Interpretations, etc. Instead, companies will cite the Codification references, which are organized by topic. The Codification is effective for periods beginning on or after July 1, 2009.

2.	REAL ESTATE ACTIVITY

Dispositions

The Operating Partnership classifies real estate assets as held for sale after the approval of the Company’s board of directors and after the Operating Partnership has commenced an active program to sell the assets. At June 30, 2009, the Operating Partnership had two apartment communities, containing 798 units, and certain parcels of land classified as held for sale. These real estate assets are reflected in the accompanying consolidated balance sheet at $63,364, which represents the lower of their depreciated cost or fair value less costs to sell. At June 30, 2009, the Operating Partnership also had portions of two communities being converted to condominiums and certain completed condominium units at developed condominium communities totaling $8,796 classified as for-sale condominiums on the accompanying consolidated balance sheet.

For the three and six months ended June 30, 2009 and 2008, income from continuing operations included net gains from condominium sales activities at developed and condominium conversion projects representing portions of existing communities. In addition, the condominium gains are net of certain expensed sales and marketing costs associated with condominium communities under development and in pre-sale and such costs are included in condominium expenses in the table below. A summary of revenues and costs and expenses of condominium activities included in continuing operations for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Condominium revenues	$6,176	$10,051	$8,222	$18,348
Condominium costs and expenses	(5,944)	(10,419)	(8,250)	(16,597)

Gains (losses) on sales of condominiums	$232	$(368)	$(28)	$1,751

Under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operating results of real estate assets designated as held for sale are included in discontinued operations in the consolidated statement of operations for all periods presented. Additionally, all gains and losses on the sale of these assets are included in discontinued operations. For the

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

three and six months ended June 30, 2009, income from discontinued operations included the results of operations of two apartment communities classified as held for sale at June 30, 2009 and one apartment community through its sale date in 2009. For the three and six months ended June 30, 2008, income from discontinued operations included the results of operations of the two apartment communities classified as held for sale at June 30, 2009, the apartment community sold in 2009 and four apartment communities sold in 2008 through their respective sale dates.

The revenues and expenses of these communities for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Rental	$3,228	$7,275	$7,463	$14,613
Other property revenues	196	447	454	831

Total revenues	3,424	7,722	7,917	15,444

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	1,087	2,567	2,559	5,292
Depreciation	-	871	-	1,962
Interest	311	1,052	723	2,154

Total expenses	1,398	4,490	3,282	9,408

Income from discontinued property operations	$2,026	$3,232	$4,635	$6,036

For the three and six months ended June 30, 2009, the Operating Partnership recognized net gains in discontinued operations of $24,742 from the sale of one community, containing 530 units. This sale generated net proceeds of approximately $47,013. For the six months ended June 30, 2008, the Operating Partnership recognized net gains in discontinued operations of $2,311 from the sale of one community, containing 143 units. This sale generated net proceeds of approximately $19,433.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At June 30, 2009, the Operating Partnership holds investments in various individual limited liability companies (the “Apartment LLCs”) with institutional investors that own apartment communities. The Operating Partnership holds a 25% to 35% equity interest in these Apartment LLCs. The Operating Partnership and its joint venture partner also hold an approximate pro-rata 49% interest in a limited liability company (the “Mixed-Use LLC”) that is in the process of constructing a mixed-use development, consisting of 129 luxury condominium units, sponsored by the Operating Partnership and its partner, and Class A office space, sponsored by two additional independent investors.

The Operating Partnership’s investment in the 25% owned Apartment LLCs at June 30, 2009 and December 31, 2008 reflects a credit investment of $14,514 and $14,263, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Operating Partnership’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Operating Partnership’s consolidated balance sheet.

At June 30, 2009, the Operating Partnership holds a majority interest in a limited liability company (the “Condominium LLC”), which holds the approximate pro-rata 49% interest in the Mixed-Use LLC, which is constructing condominiums as part of a mixed-use development with other investors as discussed above. As such, the Operating Partnership consolidated the Condominium LLC. At June 30, 2009, the Operating Partnership’s consolidated investment in the Mixed-Use LLC reflects a credit investment of $39,820. The credit investment results from the recognition of a $74,733 non-cash impairment charge, or $68,219 net of the noncontrolling joint venture interest in the entity, recorded for the three and six months ended June 30, 2009 related to the condominium portion of the project. The impairment charge to write-down the asset to estimated fair value resulted from a determination that the estimated undiscounted cash flows related to the condominium asset under construction were not sufficient to recover the carrying value of the asset. The impairment charge was reflective of deteriorating market conditions for luxury condominiums in the Atlanta market, including weakening economic conditions, price discounting for competitive products and more restrictive mortgage lending conditions in 2009. Upon the completion of the condominium portion of the mixed-use development, the condominium asset will be distributed to the Condominium LLC. The Condominium LLC has entered into a licensing and branding arrangement with a third party. This arrangement provides for the payment of a guaranteed licensing fee upon the earlier of the sale of the condominium units as they occur or September 2012. The licensing fee will be paid from the proceeds of condominium sales at the Condominium LLC.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Operating Partnership accounts for its investments in the Apartment and Mixed-Use LLCs using the equity method of accounting. At June 30, 2009 and December 31, 2008, the Operating Partnership’s investment in these Apartment and Mixed-Use LLCs totaled $8,706 and $39,300, respectively, excluding the credit investments discussed above. The excess of the Operating Partnership's investment over its equity in the underlying net assets of certain Apartment LLCs was approximately $6,389 at June 30, 2009. The excess investment related to the Apartment LLCs is being amortized as a reduction to earnings on a straight-line basis over the lives of the related assets. The Operating Partnership provides real estate services (development, construction and property management) to the Apartment and Mixed-Use LLCs for which it earns fees.

The operating results of the Operating Partnership include its allocable share of net income from the investments in the Apartment and Mixed-Use LLCs. A summary of financial information for the Property LLCs in the aggregate was as follows:

Balance Sheet Data	June 30, 2009	December 31, 2008
Real estate assets, net of accumulated depreciation of $24,726 and $21,528, respectively	$351,420	$398,167
Cash and other	7,421	6,768

Total assets	$358,841	$404,935

Mortgage/construction notes payable	$301,785	$289,013
Other liabilities	22,444	6,979

Total liabilities	324,229	295,992
Members’ equity	34,612	108,943

Total liabilities and members’ equity	$358,841	$404,935

Operating Partnership’s equity investment in Property LLCs (1)	$(45,628)	$23,315

	Three months ended June 30,		Six months ended June 30,
Income Statement Data	2009	2008	2009	2008
Revenues
Rental	$6,642	$6,794	$13,306	$13,487
Other property revenues	496	482	961	883
Other	3	13	3	36

Total revenues	7,141	7,289	14,270	14,406

Expenses
Property operating and maintenance	2,976	2,882	5,829	5,635
Depreciation and amortization	1,651	2,104	3,292	4,236
Impairment charge (2)	71,679	-	71,679	-
Interest	2,986	2,500	5,939	4,999

Total expenses	79,292	7,486	86,739	14,870

Income (loss) from continuing operations	(72,151)	(197)	(72,469)	(464)

Discontinued operations
Income (loss) from discontinued operations	-	-	-	(2)

Income from discontinued operations	-	-	-	(2)

Net income (loss)	$(72,151)	$(197)	$(72,469)	$(466)

Operating Partnership’s share of net income	$(74,656)	$420	$(74,546)	$821

(1)        At June 30, 2009 and December 31, 2008, the Operating Partnership’s equity investment is shown net of its credit investments of $54,334 and $15,985, respectively. At December 31, 2008, the credit investment included $1,722 related to the Land LLC discussed below.

(2)        The impairment charge recognized at the unconsolidated entity level excludes the write-off of the Operating Partnership’s costs in excess of its invested capital.

At June 30, 2009, mortgage/construction notes payable includes five mortgage notes and a construction loan facility. The first $50,500 mortgage note bears interest at 5.82%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The second mortgage note payable totals $29,272, bears interest at 5.83%, requires monthly interest only payments and matures in 2013. The note is prepayable without penalty in September 2011. The third and fourth mortgage notes total $85,723, bear interest at 5.63%, require interest only payments and mature in 2017. The fifth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in 2017.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Mixed-Use LLC and a related limited liability company (the “Land LLC”) holding land for future investment (see below) entered into a construction loan facility with an aggregate capacity of $187,128. At June 30, 2009, the construction loan had an outstanding balance of $103,442, bears interest at LIBOR plus 1.35% and matures in 2011. As discussed below, a portion of the construction loan is included in consolidated indebtedness. Under the terms of the construction loan facility, the Operating Partnership and its equity partner in the Condominium LLC have jointly and severally guaranteed approximately $25,313 of the construction loan held at the unconsolidated Mixed-Use LLC attributable to the condominium portion of the project as well as certain debt service payments of the condominium portion of the loan held at the Mixed-Use LLC not to exceed approximately $6,153. Finally, all of the equity owners of the project at the unconsolidated Mixed-Use LLC, including the Operating Partnership, have jointly and severally guaranteed the completion of the first mixed-use building of the project.

In April 2009, the Operating Partnership made aggregate additional investments and advances of $1,527 to the previously unconsolidated Land LLC that holds land adjacent to the condominium project discussed above for future investment, whereby the Operating Partnership obtained a majority interest in the Land LLC. As a result, the Operating Partnership consolidated the Land LLC in the second quarter of 2009. The consolidation of the Land LLC resulted in the consolidation of a portion of the construction loan discussed above totaling $8,153 at June 30, 2009 (see note 4). Subsequently, consistent with the impairment analysis performed for the adjacent condominium development discussed above, the Operating Partnership determined that the land held for future development of a second phase condominium tower on this site was not economically viable due to limitations on the potential future use of this site and the continued worsening of conditions in the U.S. economy and the housing markets, specifically in the Atlanta upper-end single family and condominium markets. As a result, the Operating Partnership concluded that the carrying value of the land held for future investment was not recoverable, and in the second quarter of 2009, the Operating Partnership recorded a non-cash impairment charge of $9,658, or $8,098 net of the noncontrolling joint venture interest in the entity, to write-off the carrying value of the land held for investment.

4.	INDEBTEDNESS

At June 30, 2009 and December 31, 2008, the Operating Partnership’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate		Maturity Date	June 30, 2009	December 31, 2008

Senior Unsecured Notes	Int.	5.13% -7.70%	(1)	2010-2013	$360,142	$535,000

Unsecured Lines of Credit
Syndicated Line of Credit	N/A	LIBOR + 0.80%	(2)	2010	15,000	40,000
Cash Management Line	N/A	LIBOR + 0.80%		2010	14,913	10,864

					29,913	50,864

Secured Notes
FNMA	Prin. and Int.	Remarketed rate		2029	-	92,275
Other	Prin. and Int.	4.88% - 6.11%	(3)	2011-2019	688,582	434,774

					688,582	527,049

Secured Variable Rate Construction Note	Int.	LIBOR + 1.35%		2011	8,153	-

Total					$1,086,790	$1,112,913

(1)

Of the Operating Partnership’s senior unsecured notes, there are no scheduled maturities in 2009. Notes for approximately $100,505 bearing interest at 7.7% mature in 2010. The remaining notes mature between 2011 and 2013.

(2)	Represents stated rate. At June 30, 2009, the weighted average interest rate was 1.1%.
(3)	Of the Operating Partnership’s secured notes, there are no scheduled maturities in 2009 or 2010. All of the notes mature between 2011 and 2019.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Debt Maturities

The aggregate maturities of the Operating Partnership’s indebtedness are as follows:

Remainder of 2009	$770
2010	132,032	(1)
2011	59,637
2012	104,381
2013	206,515
Thereafter	583,455

	$1,086,790

(1)	Includes outstanding balances on lines of credit totaling $29,913.

Debt Issuances

In January 2009, the Operating Partnership closed five, cross-collateralized secured mortgage loans. The mortgage loans have an aggregate principal amount of approximately $202,162, require interest-only payments for the first two years and then principal and interest payments for the remaining term of the loans based on a 30-year amortization schedule. The loans bear interest at a fixed rate of 5.99% and mature in 2019. In April 2009, certain documents related to these loans were modified to facilitate the securitization of such loans under a Federal Home Loan Mortgage Corporation multifamily loan securitization program. Such amendments did not change the basic economic terms of the loans; however, in connection with such amendments the Operating Partnership received modification fees in an aggregate amount of approximately $2,022 plus reimbursement of certain costs incurred in connection with such modifications. The modification fees received will be amortized over the remaining term of the loans.

In March 2009, the Operating Partnership refinanced a maturing $33,954 mortgage loan using the proceeds of a new $34,800 mortgage loan. The new mortgage loan requires monthly interest-only payments for the first two years and then requires monthly principal and interest payments for the remaining term of the loan based on a 30-year amortization schedule. The loan bears interest at a fixed rate of 5.61% and matures in 2019.

In April 2009, the Operating Partnership closed a $51,555 mortgage loan. The mortgage loan requires interest-only payments for the first two years and then principal and interest payments for the remaining term of the loan based on a 30-year amortization schedule. The loan bears interest at a fixed rate of 5.84% through its initial maturity in 2018, at which time the loan is automatically extended for one year to 2019 and bears a variable interest rate based on a 250 basis point spread over the Freddie Mac Reference Bills® Securities rate.

Debt Retirements

In February 2009, the Operating Partnership made a public tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon expiration of the tender offer, the Operating Partnership repurchased $84,495 of its 7.7% senior notes due December 2010 at par and $90,363 face amount of its 5.125% senior notes due October 2011 at $85,845. This note repurchase resulted in a net gain on extinguishment of $3,445.

In March 2009, the Operating Partnership fully redeemed its $92,275 weekly remarketed, variable rate taxable mortgage bonds. The Operating Partnership also settled and terminated a related interest rate swap arrangement (see note 6) in conjunction with the debt extinguishment. The bond retirement and swap termination resulted in a net extinguishment loss of $2,626.

Unsecured Lines of Credit

At June 30, 2009, the Operating Partnership utilizes a $600,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that matures in April 2010 for its short-term financing needs. The Syndicated Line may be extended for an additional year at the Operating Partnership’s option through April 2011. The Syndicated Line currently has a stated interest rate of LIBOR plus 0.80% or the prime rate and was provided by a syndicate of 16 banks led by Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. Additionally, the Syndicated Line requires the payment of annual facility fees currently equal to 0.175% of the aggregate loan commitment. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Operating Partnership’s senior unsecured debt (see below).

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The rates under the Syndicated Line are based on the higher of the Operating Partnership’s unsecured debt ratings in instances where the Operating Partnership has split unsecured debt ratings. The Syndicated Line also includes a competitive bid option for short-term funds up to 50% of the loan commitment at rates generally below the stated line rate. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including fixed charge coverage and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Operating Partnership can invest in specific categories of assets, such as improved land, properties under construction, condominium properties, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At June 30, 2009, the Operating Partnership had issued letters of credit to third parties totaling $3,654 under this facility.

In March 2009, Standard & Poor’s rating service lowered the Operating Partnership’s corporate credit rating to BBB- from BBB and at the same time revised its outlook to stable. This change resulted in the interest rate spread increase to 80.0 basis points over LIBOR from 57.5 basis points on the Operating Partnership’s revolving lines of credit and the facility fee increased to 17.5 basis points from 15.0 basis points.

Additionally, at June 30, 2009, the Operating Partnership had a $30,000 unsecured line of credit with Wells Fargo Bank, N.A. (the “Cash Management Line”). The Cash Management Line matures in April 2010 and carries pricing and terms, including debt covenants, substantially consistent with the Syndicated Line.

Debt Compliance

The Operating Partnership’s Syndicated Line and senior unsecured notes contain customary restrictions, representations and events of default and require the Operating Partnership to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Operating Partnership to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Leverage covenants generally require the Operating Partnership to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 35% or 40%, respectively) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0 or 1.6 to 1.0, respectively), as defined in the applicable debt arrangements. Management believes the Operating Partnership was in compliance with these financial covenants at June 30, 2009.

5.	EQUITY AND NONCONTROLLING INTERESTS

Computations of Earnings (Loss) Per Common Unit

For the three and six months ended June 30, 2009 and 2008, a reconciliation of the numerator and denominator used in the computation of basic and diluted loss from continuing operations per common unit is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Loss from continuing operations attributable to common unitholders (numerator):
Loss from continuing operations	$(83,963)	$(28,801)	$(84,324)	$(30,757)
Noncontrolling interests - consolidated real estate entities	8,150	293	8,226	(173)
Preferred unit distributions	(1,910)	(1,910)	(3,819)	(3,819)
Unvested restricted stock (allocation of earnings)	202	56	177	48

Loss from continuing operations attributable to common unitholders	$(77,521)	$(30,362)	$(79,740)	$(34,701)

Common units (denominator):
Weighted average units outstanding - basic	44,337	44,305	44,335	44,287
Dilutive units from stock options (1)	-	-	-	-

Weighted average units outstanding - diluted (1)	44,337	44,305	44,335	44,287

(1)	The potential dilution from the Company’s outstanding stock options to purchase 0 and 268 shares, for the three months ended June 30, 2009 and 2008, respectively, and 0 and 322 shares, for the six months ended June 30, 2009 and 2008, respectively, were antidilutive to the loss from continuing operations per unit calculation. As such, these amounts were excluded from weighted average units for the periods.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock options to purchase 2,527 shares of common stock for the three and six months ended June 30, 2009 and 2,414 shares of common stock for the three and six months ended June 30, 2008 were excluded from the computation of diluted earnings (loss) per common unit as these stock options were antidilutive.

Noncontrolling Interests

The Operating Partnership adopted SFAS No. 160 on January 1, 2009. SFAS No. 160, in conjunction with other existing GAAP, established criterion used to evaluate the characteristics of noncontrolling interests in consolidated entities to determine whether noncontrolling interests are classified and accounted for as permanent equity or “temporary” equity (presented between liabilities and permanent equity on the consolidated balance sheet). In conjunction with the issuance of SFAS No. 160, EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities,” (“EITF D-98”) was revised to clarify the treatment of noncontrolling interests with redemption provisions. If a noncontrolling interest has a redemption feature that permits the issuer to settle in either cash or common shares at the option of the issuer but the equity settlement feature is deemed to be outside of the control of the issuer, then those noncontrolling interests are classified as “temporary” equity. The Operating Partnership currently has two types of noncontrolling interests, (1) noncontrolling interests related to its non-Company common unitholders and (2) noncontrolling interests related to its consolidated real estate entities. The Operating Partnership determined that the noncontrolling interests related to its non-Company common unitholders met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). The Operating Partnership further determined that the noncontrolling interests in its consolidated real estate entities met the criterion to be classified and accounted for as a component of permanent equity.

For the three and six months ended June 30, 2009 and 2008, income from continuing operations, income from discontinued operations and net income available to the Operating Partnership were comprised of the following amounts, net of its noncontrolling interests:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Loss from continuing operations	$(75,813)	$(28,508)	$(76,098)	$(30,930)
Income from discontinued operations	26,768	3,232	29,377	8,347

Net income available to the Operating Partnership	$(49,045)	$(25,276)	$(46,721)	$(22,583)

6.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

The Operating Partnership applies SFAS No. 157, “Fair Value Measurements,” in relation to the valuation of real estate assets recorded at fair value, to its impairment valuation analysis of real estate assets (see note 8) and to its disclosure of the fair value of financial instruments, principally indebtedness (see note 4). The disclosure of estimated fair value of real estate assets and long-term indebtedness was determined by management using available market information and appropriate valuation methodologies available to management at June 30, 2009. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, there can be no assurance that the estimates presented below, using Level 2 and 3 inputs, are indicative of the amounts the Operating Partnership could realize on disposition of the real estate assets or indebtedness. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

At June 30, 2009, certain parcels of land held for sale were carried at their estimated fair value of $14,850 on the Operating Partnership’s consolidated balance sheet, using Level 3 inputs consisting primarily of comparable appraisals and land sale activity. There was no change in the estimated fair value of these land parcels measured under SFAS No. 157 for the three and six months ended June 30, 2009. In the three and six months ended June 30, 2009, the Operating Partnership recognized impairment charges (see notes 3 and 8) to write-off a parcel of land held for future investment to its estimated fair value of zero and to write-down its investment in an unconsolidated entity constructing condominiums to its estimated fair value, resulting in a credit investment of $39,820. The estimated fair value of the land and condominiums was determined using Level 3 inputs, consisting primarily of independent appraisals and discounted cash flow models.

At June 30, 2009, the estimated fair value of fixed rate debt was approximately $1,039,672 (carrying value of $1,048,724) and the estimated fair value of the Operating Partnership’s variable rate debt, including the Operating Partnership’s lines of credit, was approximately $36,329 (carrying value of $38,066).

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In March 2009, the Operating Partnership early terminated its only interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement from January 1, 2009 through the swap termination date in March 2009 of $874 was recognized in other income in the consolidated statement of operations. Additionally, the Operating Partnership was required to amortize into expense the cumulative unrecognized loss on the interest rate swap over the remaining life of the swap. Total amortization expense related to this swap was $658 from January 1, 2009 through the swap termination date in March 2009. The remaining unamortized loss on the swap of $1,161 was recognized as a loss on the termination of the swap and was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations for the six months ended June 30, 2009.

A summary of comprehensive income for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss	$(57,195)	$(25,569)	$(54,947)	$(22,410)
Change in derivatives (1)	-	1,780	1,829	597

Total comprehensive income (loss)	(57,195)	(23,789)	(53,118)	(21,813)
Less:
Comprehensive income attributable to noncontrolling interests	8,150	293	8,226	(173)

Total Operating Partnership comprehensive income	$(49,045)	$(23,496)	$(44,892)	$(21,986)

(1)	For the six months ended June 30, 2009, the change in derivatives balance includes an adjustment of $658 for amortized swap costs as well as an adjustment for $1,161 to write-off the remaining unamortized balance in equity, both included in net income. For the three and six months ended June 30, 2008, the change in derivatives balance includes an adjustment of $281 and $562 for amortized swap costs included in net income.

7.	SEGMENT INFORMATION

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

The Operating Partnership’s chief operating decision makers focus on the Operating Partnership’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into four segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2008. The segment information for the three and six months ended June 30, 2008 has been adjusted due to the restatement impact of reclassifying the operating results of the assets designated as held for sale or sold subsequent to June 30, 2008 to discontinued operations under SFAS No. 144 (see note 2).

•

Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both the current and prior year.

•	Communities stabilized during 2008 – communities which reached stabilized occupancy in the prior year.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

•	Development, rehabilitation and lease-up communities – those apartment communities under development, rehabilitation and lease-up during the period.

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

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Segment Information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and six months ended June 30, 2009 and 2008. Additionally, substantially all of the Operating Partnership’s assets relate to the Operating Partnership’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Fully stabilized communities	$57,292	$59,297	$114,985	$117,907
Communities stabilized during 2008	2,698	2,384	5,352	4,504
Development, rehabilitation and lease-up communities	3,495	2,160	6,240	4,334
Condominium conversion and other communities	38	188	107	389
Other property segments	5,318	6,287	11,109	12,655
Other	277	235	503	474

Consolidated revenues	$69,118	$70,551	$138,296	$140,263

Contribution to Property Net Operating Income
Fully stabilized communities	$34,590	$34,519	$69,214	$69,139
Communities stabilized during 2008	1,531	1,191	2,967	1,998
Development, rehabilitation and lease-up communities	668	469	1,232	1,393
Condominium conversion and other communities	24	116	68	237
Other property segments, including corporate management expenses	(630)	(1,174)	(1,044)	(2,569)

Consolidated property net operating income	36,183	35,121	72,437	70,198

Interest income	23	61	138	271
Other revenues	277	235	503	474
Depreciation	(18,009)	(15,213)	(35,601)	(30,310)
Interest expense	(12,241)	(11,004)	(26,419)	(22,035)
Amortization of deferred financing costs	(682)	(859)	(1,616)	(1,710)
General and administrative	(3,964)	(4,351)	(8,373)	(9,485)
Investment and development	(793)	(1,274)	(1,790)	(2,664)
Other investment costs	(646)	(244)	(1,299)	(499)
Strategic review costs	-	(2,091)	-	(8,161)
Impairment, severance and other charges	(9,658)	(29,300)	(9,658)	(29,300)
Gains (losses) on sales of real estate assets, net	232	(368)	(28)	1,751
Equity in income (loss) of unconsolidated real estate entities	(74,656)	420	(74,546)	821
Other income (expense), net	50	66	1,109	(108)
Net gain (loss) on early extinguishment of indebtedness	(79)	-	819	-

Loss from continuing operations	(83,963)	(28,801)	(84,324)	(30,757)
Income from discontinued operations	26,768	3,232	29,377	8,347

Net loss	$(57,195)	$(25,569)	$(54,947)	$(22,410)

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

8.	IMPAIRMENT, SEVERANCE AND OTHER CHARGES

For the three and six months ended June 30, 2009, the Operating Partnership recorded aggregate impairment charges of $76,317 (net of $8,074 of noncontrolling interests) to write-down the carrying value of its investment in an unconsolidated condominium development and a parcel of adjacent land. These impairment charges are more fully discussed in note 3.

In prior years, the Operating Partnership recorded severance charges associated with the departure of certain executive officers of the Operating Partnership. Under certain of these arrangements, the Operating Partnership is required to make certain payments and provide specified benefits through 2013 and 2016. The following table summarizes the activity relating to aggregate net severance charges for such executive officers for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
	2009	2008

Accrued severance charges, beginning of period	$9,405	$11,215
Severance charges	-	353
Payments for period	(1,184)	(1,633)
Interest accretion	279	366

Accrued severance charges, end of period	$8,500	$10,301

The Operating Partnership recorded impairment charges of approximately $28,947 in the three and six months ended June 30, 2008. The impairment charges related to the substantial cessation of current development activities associated with four land parcels in pre-development which were written down to their estimated fair market values, as well as the write-off of capitalized pursuit costs associated with certain abandoned projects. Additionally, in the second quarter of 2008, the Operating Partnership recorded severance charges of approximately $353 related to a management and staff workforce reduction that was initiated in the second quarter. The impairment and severance charges reflected management’s decision to reduce the size of its workforce and lower overhead expenses in response in part to its decision to reduce the number of markets in which the Operating Partnership operates, to sell additional operating assets and to focus its development strategy on fewer projects in the near term.

In 2008, the Company announced that its Board of Directors had initiated a formal process to pursue a possible business combination or other sale transaction. The process ended in the second quarter of 2008 without a business combination or other sale transaction. For the three and six months ended June 30, 2008, the Operating Partnership incurred approximately $2,091 and $8,161, respectively, of strategic review costs related to this process.

9.	SUPPLEMENTAL CASH FLOW INFORMATION

Interest paid (including capitalized amounts of $6,597 and $6,671 for the six months ended June 30, 2009 and 2008, respectively), aggregated $34,095 and $30,458 for the six months ended June 30, 2009 and 2008, respectively.

For the six months ended June 30, 2009 and 2008, the Operating Partnership and the Operating Partnership’s taxable REIT subsidiaries made income tax payments to federal and state taxing authorities totaling $1,028 and $1,700, respectively.

Non-cash investing and financing activities for the six months ended June 30, 2009 and 2008 were as follows:

In the three months ended June 30, 2009, the Operating Partnership became the majority owner of and consolidated a previously unconsolidated entity (see note 3). This consolidation resulted in increases in land held for future investment and other assets of $9,658, cash of $248, indebtedness of $8,153, accounts payable and accrued expenses of $192 and noncontrolling interests of $1,560. This was a non-cash transaction.

For the six months ended June 30, 2009 and 2008, the Operating Partnership amortized approximately $658 and $562, respectively, of accumulated other comprehensive non-cash losses into earnings related to an interest rate swap derivative financial instrument (see note 6). For the six months ended June 30, 2009, the Operating Partnership recognized a loss equal to the remaining unamortized balance of accumulated other comprehensive income (an equity account) of $1,161 related to a terminated interest rate swap derivative financial instrument. The Operating Partnership also recognized other income during the first quarter of $874 to record an increase in the value of the ineffective interest rate swap derivative financial instrument prior to its termination (see note 6). This increase in value also caused a decrease in accounts payable and accrued expenses during the first half of 2009. Other than the amortization discussed herein, for the six months ended June 30, 2008, the Operating Partnership’s derivative financial instruments, accounted for as cash flow hedges, increased in value causing a decrease in accounts payable and accrued expenses and a corresponding decrease in equity of $35.

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Operating Partnership pays distributions a quarter in arrears. At June 30, 2009 and 2008, the Operating Partnership committed to distribute and had accrued $8,914 and $19,982, respectively.

For the six months ended June 30, 2009 and 2008, the Company issued common shares for director compensation, totaling $44 and $278, respectively. These were non-cash transactions. The Operating Partnership bears the compensation costs associated with the Company’s compensation plans. As such, the Operating Partnership issued common units to the Company in amounts equal to the above.

10.	EQUITY-BASED COMPENSATION PLANS

Equity Compensation Plans

As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership.

Incentive Stock Plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). At June 30, 2009 stock options outstanding under the 2003 Stock Plan and the Company’s previous stock plan totaled 2,527.

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. For options granted during the six months ended June 30, 2009, the weighted average assumptions used in the Black-Scholes option-pricing model were dividend yield of 6.5%, expected volatility of 35.4%, risk-free interest rate of 2.2% and expected option term of 5.9 years. The Company did not grant any stock options for the six months ended June 30, 2008.

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

For the six months ended June 30, 2009 and 2008, the Company granted stock options to purchase 346 and zero shares of Company common stock, respectively, to Company officers and directors. The Company recorded compensation expense related to stock options of $160 and $309 for the three months ended and $365 and $666 for the six months ended June 30, 2009 and 2008, respectively, under the fair value method. Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares.

A summary of stock option activity under all plans for the six months ended June 30, 2009 and 2008 is presented below:

	Six months ended June 30,
	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,382	$34	2,455	$34
Granted	346	12	-	-
Exercised	-	-	(39)	37
Forfeited	(201)	36	(2)	39

Options outstanding, end of period	2,527	31	2,414	34

Options exercisable, end of period	2,121	33	2,037	33

Weighted-average fair value of options granted during the period	$2.09		$-

At June 30, 2009, there was $832 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.3 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was $0 and $194, respectively. The aggregate intrinsic values of stock options outstanding, exercisable and expected to vest at June 30, 2009 was $422, $0 and $405, respectively. The weighted average remaining contractual lives of stock options outstanding, exercisable and expected to vest at June 30, 2009 were 4.7, 3.9 and

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

4.7 years, respectively. Stock options expected to vest at June 30, 2009 totaled 2,510 at a weighted average exercise price of approximately $30.84.

At June 30, 2009, the Company had separated its outstanding options into two ranges based on exercise prices. There were 1,269 options outstanding with exercise prices ranging from $12.22 to $28.99. These options have a weighted average exercise price of $22.73 and a weighted average remaining contractual life of 5.4 years. Of these outstanding options, 923 were exercisable at June 30, 2009 at a weighted average exercise price of $26.66. In addition, there were 1,258 options outstanding with exercise prices ranging from $31.00 to $48.00. These options had a weighted average exercise price of $38.87 and a weighted average remaining contractual life of 4.1 years. Of these outstanding options, 1,198 were exercisable at June 30, 2009 at a weighted average exercise price of $38.43.

For the six months ended June 30, 2009 and 2008, the Company granted 106 and 78 shares of restricted stock, respectively, to Company officers and directors. The restricted share grants generally vest ratably over three to five year periods. The weighted average grant date fair value for the restricted shares for the six months ended June 30, 2009 and 2008 was $12.19 and $42.25, respectively, per share. The total value of the restricted share grants for the six months ended June 30, 2009 and 2008 was $1,288 and $3,308, respectively. The compensation cost is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense relating to the restricted stock was $610 and $822 for the three months ended and $1,195 and $1,574 for the six months ended June 30, 2009 and 2008, respectively.

A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2009 and 2008 is presented below:

	Six months ended June 30,
	2009		2008
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Unvested share, beginning or period	128	$33	119	$35
Granted	106	12	78	42
Vested	-	-	(8)	36
Forfeited	(1)	43	-	-

Unvested shares, end of period	233	23	189	38

At June 30, 2009, there was $3,904 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.2 years. The total intrinsic value of restricted shares vested for the six months ended June 30, 2009 and 2008 was $2 and $292, respectively.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2005. The maximum number of shares issuable under the ESPP is 300. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $38 and $0 for the three months ended and $75 and $75 for the six months ended June 30, 2009 and 2008, respectively.

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

In the preparation of income tax returns in federal and state jurisdictions, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of

POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

its income tax returns. The Operating Partnership and its subsidiaries’ (including the TRSs) income tax returns are subject to examination by federal and state tax jurisdictions for years 2005 through 2007. Net income tax loss carryforwards and other tax attributes generated in years prior to 2005 are also subject to challenge in any examination of the 2005 to 2007 tax years. In the fourth quarter of 2008, the Operating Partnership received notice that its TRSs’ federal income tax return for the 2005 was selected for Internal Revenue Service examination. At this stage, it is not possible to predict or determine the outcome of the examination, nor is it possible to estimate the amount or whether any adjustments will be required to that tax return.

As of June 30, 2009, the Operating Partnership’s taxable REIT subsidiaries (“TRSs”) had unrecognized tax benefits of approximately $797 which primarily related to uncertainty regarding the sustainability of certain deductions taken on prior year income tax returns of the TRS with respect to the amortization of certain intangible assets. The Operating Partnership does not expect any significant change in this unrecognized tax benefit in the remainder of 2009. To the extent these unrecognized tax benefits are ultimately recognized, they may affect the effective tax rate in a future period. The Operating Partnership’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits as income tax expense. Accrued interest and penalties for the six months ended June 30, 2009 and at June 30, 2009 were not material to the Operating Partnership’s results of operations, cash flows or financial position.

The Operating Partnership utilizes TRSs principally to perform such non-REIT activities as asset and property management, for-sale housing (condominiums) conversions and sales and other services. These TRSs are subject to federal and state income taxes. For the three and six months ended June 30, 2009, the TRS recorded no net income tax expense (benefit) as the provision for estimated income taxes payable is expected to be offset by deferred tax benefits resulting from current period temporary differences.

At December 31, 2008, management had established valuation allowances of approximately $24,121 against net deferred tax assets due primarily to historical losses at the TRSs in prior years and the variability of the income of these subsidiaries. The tax benefits associated with such unused valuation allowances may be recognized in future periods, if the taxable REIT subsidiaries generate sufficient taxable income to utilize such amounts or if the Operating Partnership determines that it is more likely than not that the related deferred tax assets are realizable.

A summary of the components of the TRS deferred tax assets and liabilities at December 31, 2008 are included in the footnotes to the Operating Partnership’s audited financial statements included in the Form 10-K. Other than the increase in net deferred tax assets and valuation allowances of approximately $29,800 resulting from impairment charges of $76,317 recorded at the TRSs in the three and six months ended June 30, 2009, there were no material changes to the components of deferred tax assets, deferred tax asset valuation allowances and deferred liabilities at June 30, 2009.

12.  LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In November 2006, the Equal Rights Center (“ERC”) filed a lawsuit against the Company and the Operating Partnership in the United States District Court for the District of Columbia. This suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company and the Operating Partnership in the District of Columbia, Virginia, Colorado, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks compensatory and punitive damages, an award of attorneys’ fees and costs of suit, as well as preliminary and permanent injunctive relief that includes retrofitting multi-family units and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. On April 18, 2007, ERC filed a motion for a preliminary injunction to prohibit the Company and the Operating Partnership from selling any alleged noncompliant apartment communities or condominium units while the litigation is ongoing. On July 25, 2007 the court entered an order denying ERC’s motion for the preliminary injunction. Discovery was completed by both parties on April 30, 2008, with the exception of the Company and the Operating Partnership’s discovery related to ERC’s untimely $9 million damages allegation, which the Court has stayed pending resolution of certain motions. The parties filed cross-motions for summary judgment on December 17, 2008, oppositions to summary judgment on February 20, 2009, and replies in support of summary judgment on March 17, 2009. On February 20, 2009, the Department of Justice filed an amicus brief on behalf of ERC, and the Company and the Operating Partnership filed a response. In addition, the Company and the Operating Partnership have filed various additional pretrial motions, including two motions in limine and three motions to strike. The plaintiff has filed one motion to strike. The Court has not set a hearing or rendered its decision on the pending motions, including summary judgment. At this stage in the proceeding, it is not possible to predict or determine the outcome of the lawsuit, nor is it possible to estimate the amount of loss that would be associated with an adverse decision.

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

As announced in 2008, the Operating Partnership is underway with an initiative to engage third-party engineers and consultants to inspect and evaluate each of its communities that have stucco exteriors or exterior insulation finishing systems (“EIFS”) for potential water penetration and other related issues. At this time, the Operating Partnership has determined that varying levels of remediation and improvements may be required to be performed at approximately 30 properties in its portfolio. The Operating Partnership currently estimates that the aggregate cost of this initiative will be approximately $45,000 to complete the scope of the remediation and improvements, although the scope and cost will vary considerably among individual properties. The Operating Partnership currently expects that a substantial majority of the costs related to these remediation efforts will be recorded as annually and periodically recurring capital expenditures. In addition and as a result of this project, the Operating Partnership currently estimates that the net book value of certain building components totaling approximately $6,500 to $7,000 will be retired and, as such, are being depreciated on an accelerated basis over the remaining estimated useful life of those assets, which is expected to be not later than 2009. The work has been completed at five properties, is currently underway at approximately eleven properties and is expected to be completed at all the properties by 2010. The work may include, but not be limited to, remediation, improvements and replacements of exterior stucco and EIFS siding, windows and doors, roofing and gutters, exterior sealants and coatings. From the inception of this initiative through June 30, 2009, the Operating Partnership has recorded accelerated depreciation of approximately $3,903 and has capitalized approximately $14,885 related to this project. There can be no assurance that the scope of work or the Operating Partnership’s preliminary estimates of costs will not change in future periods.

13.  SUBSEQUENT EVENTS

The Operating Partnership evaluated the accounting and disclosure requirements for subsequent events reporting through the issuance date of the financial statements. In July 2009, the Operating Partnership closed the sales of two apartment communities, containing 798 units, for aggregate gross sales proceeds of $102,300. The Operating Partnership expects to recognize gains on these asset sales of approximately $54,500 in the third quarter of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(In thousands, except apartment unit data)

Company Overview

Post Properties, Inc. and its subsidiaries develop, own and manage upscale multi-family communities in selected markets in the United States. As used in this report, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P. (the “Operating Partnership”), unless the context indicates otherwise. The Company, through its wholly-owned subsidiaries is the general partner and owns a majority interest in the Operating Partnership which, through its subsidiaries, conducts substantially all of the on-going operations of the Company. At June 30, 2009, the Company owned 20,662 apartment units in 57 apartment communities, including 1,747 apartment units in five communities held in unconsolidated entities and 1,736 apartment units in five communities currently under construction and/or in lease-up. The Company is also developing and selling 362 for-sale condominium homes in three communities (including 129 units in one community held in an unconsolidated entity) and is converting apartment homes in two communities initially consisting of 349 units into for-sale condominium homes through a taxable REIT subsidiary. At June 30, 2009, approximately 37.2%, 21.5%, 12.9% and 10.7% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Dallas, the greater Washington D.C. and Tampa metropolitan areas, respectively.

The Company has elected to qualify and operate as a self-administrated and self-managed real estate investment trust (“REIT”) for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders.

At June 30, 2009, the Company owned approximately 99.5% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.5% common minority interest in the Operating Partnership.

Operations Overview

As a result of events in the global capital markets and the U.S. economy, including a severe tightening in the credit markets, increasing unemployment and declining consumer confidence, the Company observed a significant decline in economic growth in the U.S. that is expected to continue for the remainder 2009. Historically, weaker economic conditions and declining job growth in the U.S. and in the Company’s markets has led to deteriorating, and negative, revenue and NOI growth in the multi-family market. Further, the multi-family market is being adversely impacted by a substantial decline in the overall U.S. housing market, attributable in part to continued concerns relating to the impact of rising mortgage delinquencies and foreclosures, tighter credit markets and a rising “shadow” supply of for-sale multi-family product entering the rental market. Based on the above factors, the Company is forecasting a decline in same store community revenues and NOI for the second half of 2009 as more fully discussed in the “Outlook” section below. If the recession in the U.S. economy worsens or continues beyond 2009, the Company’s operating results would be adversely affected. In addition, the overall tightening of the credit markets and current conditions in the global capital markets and the U.S. economy could also make it increasingly difficult for the Company to actively pursue sales of assets and will continue to adversely impact the Company’s ability to obtain joint venture or other financing for development projects while these conditions persist.

Consistent with the factors described above, the Company’s operating results experienced a decrease in the year over year rate of growth in same store operating revenues of 2.5% for the six months ended June 30, 2009, compared to an increase of 1.4% for the full year of 2008. However, as a result of favorable variances in property operating expenses, growth in same store net operating income (“NOI”) was slightly positive at 0.1% for the first half of 2009, compared to the first half of 2008. The decrease in the year over year rate of growth in same store revenues accelerated from a decline of 1.6% in the first quarter of 2009 to 3.4% in the second quarter of 2009. The revenue decreases were largely due to declining rental rates, which on a year over year basis decreased 1.1% in the first quarter of 2009 and 1.6% in the second quarter of 2009. The Company expects same store revenues will continue to decline in the second half of 2009, compared to the first half of the year, largely due to a continued downward trend in rental rates, consistent with the current market and economic conditions described above.

In 2008, the Company reduced its headcount approximately 15%, including an approximately 25% reduction in headcount in corporate office positions, through a combination of asset sales, out-sourcing, attrition and elimination of positions. The Company also implemented a salary freeze for associates with base salaries greater than $50, substantially reduced bonuses, including eliminating any incentive bonus for 2008 for the Company’s President and CEO, reduced long-term incentive awards for executive officers for 2008 and reduced targeted long-term incentives for 2009. In addition, at his request, compensation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

paid to the Chairman of the Company’s Board of Directors was substantially reduced for 2008 and waived entirely for 2009. There can be no assurance that the Company will not recognize additional severance charges in future periods.

At June 30, 2009, the Company was marketing for sale two apartment communities, totaling 798 units, including one community located in Atlanta, Georgia and one community located in the northern Virginia submarket of greater Washington, D.C. A third community, containing 530 units, was sold in April 2009 for a gross sales price of approximately $47,400. In July 2009, the two communities held for sale at June 30, 2009 were sold and generated aggregate gross proceeds of approximately $102,300. Those proceeds are expected to be utilized in a manner consistent with the Company’s liquidity and balance sheet strategy discussed below.

In 2008, the Company made the decision to defer further substantive activities on all of its pre-development projects and to abandon the pursuit of certain other development projects in light of difficult market conditions. Additionally, during 2008, management evaluated its current expectations regarding the timing and projected undiscounted future cash flows from land held for future development (including the Company’s expectations of possible future uses, capitalization rates, investors’ return expectations, rental rates and operating cash flows) and reduced its expectations regarding the estimated fair values of its land holdings. As a result, the Company recorded non-cash impairment charges in 2008 to write-down a substantial portion of its land held for sale and land held for future investment (including the Company’s interest in a joint venture that holds land for future investment) to estimated fair market value. After considering the impact of these impairment charges, which on a cumulative basis represented an approximately 47% reduction to the original aggregate carrying values of its land assets, the Company’s land held for future investment and sale totaled approximately $98,912 at June 30, 2009.

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

As of June 30, 2009, the Company’s aggregate pipeline of development projects under construction (apartments and condominiums) and in lease-up (before the impact of impairment charges described below) totaled approximately $487,000. As of the same date, approximately $133,000 of estimated construction costs remained to be funded, including construction payables, by the Company (or approximately $89,000, excluding committed construction loan financing). In addition, the Company is underway with an initiative to remediate communities with stucco exteriors or exterior insulation finishing systems (“EIFS”). The Company currently estimates that the aggregate cost of this initiative will be approximately $45,000, of which approximately $14,884 has been incurred through June 30, 2009. The Company expects to fund future estimated construction and remediation expenditures primarily by utilizing available cash and cash equivalents and borrowing capacity under its unsecured revolving lines of credit. See “Liquidity and Capital Resources” below where discussed further.

In early 2005, the Company entered the for-sale condominium housing market and has since converted five apartment communities totaling 731 units into for-sale condominium homes, completed the construction of two condominium communities totaling 230 units, and is in the process of developing two luxury condominium projects: The Ritz-Carlton Residences, Atlanta, Buckhead (the “Atlanta Condominium Project”), consisting of 129 units, and The Four Seasons Residences in Austin, Texas (the “Austin Condominium Project”), consisting of 148 units, which are both currently expected to begin delivering completed units in the first quarter of 2010.

The Company’s expansion into for-sale condominium housing exposes the Company to additional risks and challenges, including potential future losses or impairments, which could have an adverse impact on the Company’s business, results of operations and financial condition. See “Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) for a discussion of these and other Company risk factors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Of the above-described condominium conversions and completed condominium developments, a total of 51 units at three communities remained unsold and not under contract for sale, as of July 28, 2009, with a carrying value of less than $10,000. There can be no assurance that units under contract for sale will actually close.

The aggregate projected capital cost of the Atlanta Condominium Project and the Austin Condominium Project is approximately $250,000, of which approximately $86,500 of costs remained to be incurred as of June 30, 2009. Additionally, of the total projected investment, approximately $74,700 was deemed impaired and written down as an impairment charge during the second quarter of 2009, as described further below, which the Company currently projects will result in an aggregate net carrying value of approximately $175,000 for these two condominium developments when complete. There can be no assurances, however, that actual costs will not exceed these estimates or that additional impairment charges will not be recorded in subsequent periods as described further below. As of July 28, 2009, the Company had 67 units under contract at the Austin Condominium Project and had no units under contract at the Atlanta Condominium Project. There can be no assurance that units under contract for sale will actually close.

Beginning in 2007 and continuing presently, the Company has observed a substantial decline in the condominium and single family housing markets due to increasing supplies of such assets, weak consumer confidence, tighter credit markets for home purchasers, which the Company believes has negatively impacted the ability of prospective condominium buyers to qualify for mortgage financing, and a significant slow down in the residential housing market in the U.S. In response, the Company implemented price reductions in 2008 and during the first half of 2009 in an effort to reduce its unsold condominium inventory at its completed and active for-sale projects. These reduced pricing programs have generally resulted in lower condominium profits compared to prior years. There can be no assurance of the amount or pace of future for-sale condominium sales and closings. However, the Company does expect that condominium closings will likely continue to be slow for the remainder of 2009. As discussed in Note 1 to the consolidated financial statements contained herein, the Company uses the relative sales value method to allocate costs and recognize profits from condominium projects, which requires the Company to estimate its total condominium costs and profits each period. Thus, price reductions for condominium units have adversely impacted profits realized from sales of condominiums to date and will continue to do so in future periods.

Since the beginning of 2009, the Company has observed a continued worsening of conditions in the U.S. economy and the housing markets, generally, and in the Atlanta upper-end single family and condominium markets, specifically, including the price discounting of competitive products in the Atlanta/Buckhead market. In addition, the government-sponsored mortgage agencies have imposed tighter restrictions on mortgage lending to condominium projects which the Company believes may adversely impact sales at its two luxury condominium developments. As such, management revised its current expectations regarding the timing and projected future cash flows from its condominium projects under development, and as a result, recorded non-cash impairment charges of approximately $76,317 (net of noncontrolling interests of $8,074) for the three and six months ended June 30, 2009 to write-down the carrying value of its investment in the Atlanta Condominium Project joint venture development and adjacent land. The estimated fair value of the condominium project was derived from the present value of the Company’s estimated future cash flows using a 23% discount rate. The Company’s cash flow assumptions reflect reduced list prices for the condominium units and also assume an extended sell out period, consistent with current market conditions.

The Company also evaluated the Austin Condominium Project for impairment as of June 30, 2009, but concluded that the project was not deemed impaired under generally accepted accounting principles as of that date, because the projected future undiscounted cash flows exceeded the carrying value of the asset. Notwithstanding, had the Company applied the same 23% discount rate to calculate the present value of the estimated future cash flows, the Company estimated that fair value of the Austin Condominium Project would have been approximately $35,000 less than its carrying value as of June 30, 2009. As a result, if current cash flow assumptions were to remain unchanged, the Company’s analysis indicates that it would likely be required to record an impairment charge for this asset when it becomes substantially complete and considered “held for sale” in or around the first quarter of 2010. Additionally, if the Company’s projections of future undiscounted cash flows were to indicate in future quarters that the carrying value of the asset was not deemed recoverable prior to substantial completion, it is possible that the Company would be required to record an impairment charge in an earlier future period. There can be no assurance that the Company’s cash flow projections will not change in future periods, that the estimated fair value of the Austin Condominium Project will not change in the future as a consequence, or that any impairment of this asset will actually be realized.

In general, should the Company further adjust its estimates regarding costs and profits expected to be realized from its condominium projects in future periods, or change its estimates regarding future cash flows or fair value, the Company may recognize additional losses in subsequent periods to reduce estimated profits previously recorded or may recognize additional impairment losses if the carrying value of these assets is not deemed recoverable.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 0.5% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the SEC or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by, followed by or that include the words "believes," "expects," "anticipates," "plans," "estimates," or similar expressions. Examples of such statements in this report include the Company’s anticipated performance for the remainder of 2009 (including the Company’s assumptions for such performance and expected levels of costs and expenses to be incurred in the remainder of 2009), anticipated apartment community sales (including the estimated proceeds, estimated gains on sales and the use of proceeds from such sales), anticipated conversion of apartment communities into condominium homes, development of new for-sale condominium housing and the related sales of the for-sale condominium homes, including expectations regarding demand for for-sale housing and the Company’s inability to sell for-sale products at attractive pricing levels, anticipated future acquisition and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), anticipated costs, timing and expense to remediate and improve apartment communities with stucco and EIFS exteriors, expectations regarding the timing and projected future cash flows from land held for future development and estimated fair values of land holdings, expected costs of interest expense, anticipated refinancing and other new financing needs, the anticipated dividend level in 2009, the Company’s ability to meet new construction, development and other long-term liquidity requirements, the Company’s ability to execute future asset sales, expectations regarding the outcome of legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code of 1986, as amended (the “Code”). Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•

The success of the Company’s business strategies described on pages 2 to 3 of the Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) and those discussed under “Conclusion of Strategic Process and Strategies to Enhance Shareholder Value” in the Management Discussion and Analysis of Financial Condition and Results of Operations of the Form 10-K;

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission and uncertainties of litigation;
•	The costs of remediating damage to the Company’s communities that have stucco or exterior insulation finishing systems for potential water penetration and other related issues;
•	The Company’s ability to continue to qualify as a REIT under the Code; and
•	Other factors, including the risk factors discussed in Item 1A of the Form 10-K.

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

Critical Accounting Policies and New Accounting Pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting polices. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 32 through 34 of the Form 10-K. Other than discussed below, there were no significant changes to the Company’s critical accounting policies and estimates during the six months ended June 30, 2009. The discussion below details the Company’s critical accounting policy related to asset impairments and addresses the implementation and impact of recently issued and adopted accounting pronouncements with an impact on the Company for the six months ended June 30, 2009 or that may have an impact on future reported results.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the value of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, the Company recognizes impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At June 30, 2009, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record future impairment charges.

In addition, for-sale condominium assets under development are evaluated for impairment using the methodology for assets held for future investment (using projected future undiscounted cash flows). However, once construction of these assets is completed and units are ready for their intended use, for-sale condominium assets are evaluated for impairment using the methodology for assets held for sale (using discounted projected future cash flows). The Company and its affiliates currently

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

own interests in two luxury condominium assets with a total projected cost of approximately $250,000. Initial condominium units in these projects are currently expected to completed and delivered for their intended use starting in the first quarter of 2010. See the “Operations Overview” section of this Management’s Discussion and Analysis of Financial Conditions and Results of Operations and note 3 to the consolidated financial statements for a discussion of impairment analyses and charges related to these condominium assets in the second quarter of 2009.

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51,” was issued in December 2007. SFAS No. 160 requires all entities to report noncontrolling interests (previously referred to as minority interests) in subsidiaries as permanent or temporary equity in the consolidated financial statements. The Company adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position or results of operations.

FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”) was issued in June 2008. FSP EITF 03-6-1 was effective January 1, 2009. FSP EITF 03-6-1 requires that unvested share based payment awards that contain non-forfeitable rights to dividends or dividend equivalents be treated as participating securities for purposes of the computation of net income available to common shareholders. The Company adopted FSP EITF 03-6-1 retrospectively, effective January 1, 2009. In accordance with FSP EITF 03-6-1, prior period earnings per share amounts have been adjusted accordingly. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s financial position, results of operations or earnings per share.

SFAS No. 141R, “Business Combinations,” was issued in December 2007. SFAS No. 141R replaced SFAS No. 141. SFAS No. 141R requires (1) acquirers to recognize all of the assets acquired and liabilities assumed in a business combination, (2) that the acquisition date be used to determine fair value for all assets acquired and all liabilities assumed, and (3) enhanced disclosures for the acquirer surrounding the financial effects of the business combination. The provisions of SFAS 141R also requires the expensing of acquisition related transaction costs and the potential recognition of acquisition related contingencies. The Company adopted SFAS No. 141R on January 1, 2009. The adoption of SFAS No. 141R did not have a material impact on the Company’s financial position or results of operations.

SFAS No. 165, “Subsequent Events,” was issued in June 2009. SFAS No. 165 further clarifies the period subsequent to the balance sheet date in which companies should disclose certain financial statement events or transactions. It also further clarifies the circumstances under which a company should consider recognition of those events or transactions occurring after the balance sheet date as well as provides guidance regarding the required disclosures. The Company adopted SFAS No. 165 as of June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s financial statements or results of operations.

FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP FAS 107-1”) was issued in April 2009. FSP FAS 107-1 requires that companies disclose information about the fair value of their financial instruments in both interim and annual periods. The Company adopted FSP FAS 107-1 as of June 30, 2009 and has included the required fair value disclosures in its notes to the consolidated financial statements.

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” was issued in June 2009. SFAS No. 167 addresses the impact that the elimination of the qualifying special purpose entity (“QSPE”) concept has on FIN 46(R) and will require companies to evaluate all entities, even those previously considered to be QSPEs, as potential variable interest entities (“VIEs”). SFAS No. 167 also addresses the timely accounting and disclosure requirements of companies’ variable interests by (1) requiring ongoing reassessments of whether or not the company is the primary beneficiary, (2) adding an additional reconsideration requirement, (3) eliminating the quantitative approach previously used to determine the primary beneficiary of a VIE and (4) amending certain guidance for determining which entities are VIEs. SFAS No. 167 is effective for the Company on January 1, 2010. The Company is currently evaluating the potential impact of SFAS No. 167 on the Company’s financial position and results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) completed its codification project. The “FASB Accounting Standards Codification” (the “Codification”) is effective as of July 1, 2009 and will be the single source of authoritative generally accepted accounting principles in the United States. Upon adoption, companies will no longer refer to the authoritative guidance dictating its accounting methodologies under the previous hierarchy of FASB Statements, FASB Interpretations, etc. Instead, companies will cite the Codification references, which are organized by topic. The Codification is effective for periods beginning on or after July 1, 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

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

At June 30, 2009, the Company’s portfolio of operating apartment communities, excluding five communities held in unconsolidated entities, consisted of the following: (1) 41 communities that were completed and stabilized for all of the current and prior year, (2) two communities and an additional phase of one community that achieved full stabilization during 2008, (3) portions of two communities that are being converted into condominiums that are reflected in continuing operations, and (4) seven communities under construction, under rehabilitation programs or in lease-up. These operating segments exclude the operations of two apartment communities classified as discontinued operations.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

All Operating Communities

The operating performance and capital expenditures from continuing operations for all of the Company's apartment communities, condominium conversion communities included in continuing operations, and other commercial properties summarized by segment for the three and six months ended June 30, 2009 and 2008 is summarized as follows:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change
Rental and other property revenues
Fully stabilized communities (1)	$57,292	$59,297	(3.4)%	$114,985	$117,907	(2.5)%
Communities stabilized during 2008 (2)	2,698	2,384	13.2%	5,352	4,504	18.8%
Development, rehabilitation and lease-up communities	3,495	2,160	61.8%	6,240	4,334	44.0%
Condominium conversion and other communities (3)	38	188	(79.8)%	107	389	(72.5)%
Other property segments (4)	5,318	6,287	(15.4)%	11,109	12,655	(12.2)%

	68,841	70,316	(2.1)%	137,793	139,789	(1.4)%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	22,702	24,778	(8.4)%	45,771	48,768	(6.1)%
Communities stabilized during 2008 (2)	1,167	1,193	(2.2)%	2,385	2,506	(4.8)%
Development, rehabilitation and lease-up communities	2,827	1,691	67.2%	5,008	2,941	70.3%
Condominium conversion and other communities (3)	14	72	(80.6)%	39	152	(74.3)%
Other property segments, including corporate management expenses (5)	5,948	7,461	(20.3)%	12,153	15,224	(20.2)%

	32,658	35,195	(7.2)%	65,356	69,591	(6.1)%

Property net operating income (6)	$36,183	$35,121	3.0%	$72,437	$70,198	3.2%

Capital expenditures (7)(8)
Annually recurring:
Carpet	$694	$705	(1.6)%	$1,287	$1,292	(0.4)%
Other	2,879	2,332	23.5%	4,800	3,697	29.8%

Total	$3,573	$3,037	17.6%	$6,087	$4,989	22.0%

Periodically recurring	$9,340	$1,699	449.7%	$18,494	$3,205	477.0%

Average apartment units in service	16,906	16,339	3.5%	16,869	16,318	3.4%

(1)	Communities which reached stabilization prior to January 1, 2008.
(2)	Communities which reached stabilization in 2008.
(3)	Portions of existing apartment communities being converted into condominiums that are reflected in continuing operations under SFAS No. 144.
(4)

Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $277 and $235 for the three months and $503 and $474 for the six months ended June 30, 2009 and 2008, respectively.

(5)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and certain indirect central office operating expenses related to management and grounds maintenance.
(6)	A reconciliation of property net operating income to GAAP net income is detailed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

		Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
	Total same store NOI	$34,590	$34,519	$69,214	$69,139
	Property NOI from other operating segments	1,593	602	3,223	1,059

	Consolidated property NOI	36,183	35,121	72,437	70,198

	Add (subtract):
	Interest income	23	61	138	271
	Other revenues	277	235	503	474
	Depreciation	(18,009)	(15,213)	(35,601)	(30,310)
	Interest expense	(12,241)	(11,004)	(26,419)	(22,035)
	Amortization of deferred financing costs	(682)	(859)	(1,616)	(1,710)
	General and administrative	(3,964)	(4,351)	(8,373)	(9,485)
	Investment and development	(793)	(1,274)	(1,790)	(2,664)
	Other investment costs	(646)	(244)	(1,299)	(499)
	Strategic review costs	-	(2,091)	-	(8,161)
	Impairment, severance and other charges	(9,658)	(29,300)	(9,658)	(29,300)
	Gains (losses) on sales of real estate assets, net	232	(368)	(28)	1,751
	Equity in income (loss) of unconsolidated real estate entities	(74,656)	420	(74,546)	821
	Other income (expense), net	50	66	1,109	(108)
	Net gain (loss) on early extinguishment of indebtedness	(79)	-	819	-

	Loss from continuing operations	(83,963)	(28,801)	(84,324)	(30,757)
	Income from discontinued operations	26,768	3,232	29,377	8,347

	Net loss	$(57,195)	$(25,569)	$(54,947)	$(22,410)

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

		Three months ended June 30,		Six months ended June 30,
		2009	2008	2009	2008
	Annually recurring capital expenditures
	Continuing operations	$3,573	$3,037	$6,087	$4,989
	Discontinued operations	100	345	220	651

	Total annually recurring capital expenditures per statements of cash flows	$3,673	$3,382	$6,307	$5,640

	Periodically recurring capital expenditures
	Continuing operations	$9,340	$1,699	$18,494	$3,205
	Discontinued operations	32	39	43	126

	Total periodically recurring capital expenditures per statements of cash flows	$9,372	$1,738	$18,537	$3,331

Fully Stabilized Communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year, adjusted by communities sold and classified as held for sale and communities under rehabilitation. For the 2009 to 2008 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2008. This portfolio consisted of 41 communities with 14,921 units, including ten communities with 4,242 units (28.4%) located in Atlanta, Georgia, eleven communities with 3,429 units (23.0%) located in Dallas, Texas, three communities with 1,877 units (12.6%) located in Tampa, Florida, five communities with 1,905 units (12.8%) located in the greater Washington D.C. metropolitan area, four communities with 1,388 units (9.3%) located in Charlotte, North Carolina and eight

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

communities with 2,080 units (13.9%) located in other markets. The operating performance of these communities is summarized as follows:

	Three months ended June 30,			Six months ended June 30,
	2009	2008	% Change	2009	2008	% Change

Rental and other revenues	$57,292	$59,297	(3.4)%	$114,985	$117,907	(2.5)%
Property operating and maintenance expenses (excluding depreciation and amortization)	22,702	24,778	(8.4)%	45,771	48,768	(6.1)%

Same store net operating income (1)	$34,590	$34,519	0.2%	$69,214	$69,139	0.1%

Capital expenditures (2)
Annually recurring:
Carpet	$679	$682	(0.4)%	$1,251	$1,242	0.7%
Other	2,500	1,861	34.3%	4,125	2,948	39.9%

Total annually recurring	3,179	2,543	25.0%	5,376	4,190	28.3%
Periodically recurring	8,759	1,579	454.7%	15,176	2,869	429.0%

Total capital expenditures (A)	$11,938	$4,122	189.6%	$20,552	$7,059	191.1%

Total capital expenditures per unit (A ÷ 14,921 units)	$800	$276	189.9%	$1,377	$473	191.1%

Average economic occupancy (3)	93.4%	93.7%	(0.3)%	93.6%	93.9%	(0.3)%

Average monthly rental rate per unit (4)	$1,287	$1,328	(3.1)%	$1,298	$1,326	(2.1)%

(1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 52 for a reconciliation of net operating income for stabilized communities to GAAP net income.
(2)

A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Annually recurring capital expenditures by operating segment
Fully stabilized	$3,179	$2,543	$5,376	$4,190
Communities stabilized during 2008	221	309	401	444
Development, rehabilitation and lease-up	135	108	205	212
Other segments	138	422	325	794

Total annually recurring capital expenditures per statements of cash flows (1)	$3,673	$3,382	$6,307	$5,640

Periodically recurring capital expenditures by operating segment
Fully stabilized	$8,759	$1,579	$15,176	$2,869
Communities stabilized during 2008	5	3	6	48
Development, rehabilitation and lease-up	145	22	2,132	45
Other segments	463	134	1,223	369

Total periodically recurring capital expenditures per statements of cash flows (1)	$9,372	$1,738	$18,537	$3,331

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

(3)

Average economic occupancy is defined as gross potential rent less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy including these amounts would have been 92.3% and 92.4% for the three months ended and 92.2% and 92.6% for the six months ended June 30, 2009 and 2008, respectively. For the three months ended June 30, 2009 and 2008, net concessions were $456 and $558, respectively, and employee discounts were $197 and $207, respectively. For the six

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

months ended June 30, 2009 and 2008, net concessions were $1,166 and $1,081, respectively, and employee discounts were $393 and $413, respectively.
(4)	Average monthly rental rate is defined as the average of the gross actual rental rates for leased units and the average of the anticipated rental rates for unoccupied units, divided by total units.

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

The Operating Partnership reported a net loss attributable to common unitholders of $50,955 for the three months ended June 30, 2009 compared to a net loss of $27,186 for the three months ended June 30, 2008. The Company reported a net loss attributable to common shareholders of $50,705 for the three months ended June 30, 2009 compared to a net loss of $26,973 for the three months ended June 30, 2008. As discussed below, the decrease between periods primarily reflects the increase in non-cash impairment charges of $76,317 in 2009 compared to non-cash impairment charges of $28,947, strategic review costs of $2,091 and severance charges of $353 in 2008, offset by increased gains on the sale of an apartment community of $24,742 between years.

Rental and other revenues from property operations decreased $1,475 or 2.1% from 2008 to 2009 primarily due to decreased revenues from the Company’s fully stabilized communities of $2,005 or 3.4% and decreased revenues of $930 or 31.3% from the Company’s furnished apartment rental business, offset by increased revenues of $314 or 13.2% from communities that achieved full stabilization in 2008 and increased revenue from development, rehabilitation and lease-up communities of $1,335 or 61.8%. The revenue decrease from fully stabilized communities is discussed more fully below. The revenue decrease from the furnished apartment rental business was due to slower leasing activity resulting from weak economic conditions and lower corporate travel and expense spending in 2009. The revenue increase from communities that achieved full stabilization in 2008 reflects two communities and an additional phase of one community that were fully stabilized for 2009 compared to the communities being in lease up and under rehabilitation for 2008. The revenue increase from development, rehabilitation and lease-up communities primarily reflects the lease-up of two communities offset somewhat by decreased revenues from two communities under rehabilitation in 2008 and into 2009.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $2,537 or 7.2% from 2008 to 2009 primarily due to decreases from fully stabilized communities of $2,076 or 8.4%, and decreased other segment expenses, including corporate property management expenses, of $1,513 or 20.3%, offset primarily by increased expenses from development, rehabilitation and lease-up communities of $1,136 or 67.2%. The expense decrease from stabilized communities is discussed below. The decrease in other segment expenses, including corporate property management expenses, reflects the impact of workforce and expense reductions completed in the second half of 2008 as well as reduced short-term rental expenses from the furnished apartment rental business resulting from reduced leasing activity as discussed above. The expense increase from development, rehabilitation and lease-up communities reflects the lease-up of two communities and the opening of leasing offices at three additional development communities beginning the lease-up process in 2009.

For the three months ended June 30, 2009, gains on real estate assets in discontinued operations included a gain of $24,742 from the sale of one apartment community containing 530 apartment units. For the three months ended June 30, 2008, there were no sales of apartment communities. Subsequent to quarter end in July 2009, the Company sold two apartment communities, containing 798 apartment units, at an approximate aggregate gain of $54,500. Other than these communities, the Company had no additional apartment communities being marketed for sale as of June 30, 2009. However, the Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the three months ended June 30, 2009 and 2008, gains (losses) on sales of real estate assets from condominium sales activities in continuing operations were $232 and $(368), respectively. The decrease in aggregate condominium gains between periods primarily reflects the sales of 26 units at condominium communities in 2009 compared to 33 in 2008. Additionally, the decrease in condominium profits between periods reflects lower revenue and profit margin expectations in 2009, including the negative impact of lowering sales prices and profit expectations throughout 2008 and through 2009. Lower revenues and profit margins were driven primarily by the slowing residential housing market that began in 2008, resulting from tighter credit markets, an over-supply of condominium units and declining general economic conditions, as well as the sellout of the Company’s condominium community in Washington, D.C. in the fourth quarter of 2008. The Company expects gains (losses) on condominium sales activities to continue at a slow pace for the second half of 2009 as the backlog of condominiums under contract continues to be low as well as difficult credit market conditions and a weak U.S. economy in an already slow for-sale housing market. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s condominium communities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Depreciation expense increased $2,796 or 18.4% from 2008 to 2009, primarily due to increased depreciation of $1,287 related to development and lease-up communities as apartment units were placed in service in 2008 and into 2009 and increased depreciation of $1,467 related to fully stabilized communities. The depreciation expense increase at fully stabilized communities was due to an acceleration of depreciation expense resulting from a revision in the estimated useful lives for certain assets expected to be retired in 2009 as a result of the Company’s exterior remediation project.

General and administrative expenses decreased $387, or 8.9%, from 2008 to 2009 primarily as a result of reduced personnel and long-term incentive compensation costs resulting from a smaller workforce and general reductions in incentive compensation awards in 2009. The reduced expenses were partially offset by higher legal expenses of $172. Higher legal expenses primarily reflected the timing of annual meeting related work between years (the 2008 annual meeting work was incurred in the second half of 2008). Beginning in the fourth quarter of 2008, the Company began allocating personnel and other costs, primarily related to accounting, information technology and human resources that support property management and investment operations, from general and administrative expenses to property management and investment and development expenses. Prior period results have been adjusted to reflect the current period presentation.

Investment and development expenses decreased $481 or 37.8% from 2008 and 2009. In 2009, the Company’s development personnel and other costs decreased $855 over 2008, as the Company began to reduce headcount and associated costs in late 2008 and into 2009 as a result of a decision to cease new development starts. The decrease in expenses was offset by $374 of decreased capitalization of development personnel due to reduced net development activity in 2009 as development communities are completed. As a result of cost reduction efforts in 2008, the Company expects net investment and development expenses to be somewhat lower for the full year of 2009, compared to 2008.

Other investment costs increased $402 or 164.8% from 2008 and 2009. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The increase in 2009 reflects a full quarter of expense in 2009 for certain land parcels no longer considered probable of future development as of mid-year 2008.

Impairment, severance and other charges in 2009 included a non-cash write-off of $9,658 for certain condominium land held for future investment. The gross non-cash impairment charge includes the amount allocable to the noncontrolling interest, or $1,560, in the consolidated entity holding the land. In addition, the Company recognized its share of a non-cash impairment charge recognized at the Atlanta Condominium Project held in an unconsolidated entity. The gross non-cash impairment charge totaling $74,733, including the write-off of the Company’s cost in excess of its invested capital, is included in equity in earnings of unconsolidated entities and includes the amount allocable to the noncontrolling interest, or $6,514, in the consolidated entity holding the equity investment. See the “Operations Overview” section above for a further discussion of the non-cash impairment charges. Impairment, severance and other charges in 2008 included non-cash impairment charges of approximately $28,947 attributable to the cessation of current development activities associated with four pre-development projects which were written down to their estimated fair market values, as well as the write-off of capitalized pursuit costs associated with certain abandoned projects. Impairment, severance and other charges in 2008 also included severance charges of $353 associated with the elimination of certain employment positions in the second quarter of 2008. The Company may record additional impairment and severance charges in future periods depending on market conditions.

Strategic review costs in 2008 of $2,091 were a result of the Company’s formal process to pursue a possible business combination or sale transaction. These costs generally consisted of legal, financial and other costs. The Company’s Board of Directors ended the process in June 2008 without a transaction.

Interest expense included in continuing operations increased $1,237 or 11.2% from 2008 to 2009 primarily due to increased interest costs associated with slightly higher average debt levels in 2009, offset somewhat by slightly higher interest capitalization in 2009. Higher debt levels related to a strategic decision to increase the Company’s cash liquidity to be used to fund the completion of development projects under construction and to fund near-term debt maturities. Increased interest capitalization on the Company’s development projects of $202 between periods primarily related to increased construction in progress of condominiums and apartments between years. Interest expense included in discontinued operations decreased from $1,052 in 2008 to $311 in 2009 primarily due to interest expense associated with three communities classified as held for sale or sold in 2009 compared to seven communities classified as held for sale or sold in 2008. The Company expects interest expense in 2009 to be higher than in 2008 due to moderately lower interest capitalization on the pre-development projects discussed above and the completion of projects under development in 2009.

Equity in income of unconsolidated real estate entities decreased $75,076 from 2008 to 2009. The decrease was due to the recognition of a non-cash impairment charge at an unconsolidated entity constructing luxury condominium homes as discussed

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

above. Other than the impairment charge, the remaining decrease between periods was primarily due to the increased interest expense at two of the unconsolidated entities that refinanced debt in the second half of 2008 at both higher principal amounts and higher interest rates.

Annually recurring and periodically recurring capital expenditures from continuing operations increased $8,177 or 172.7% from 2008 to 2009. The increase in annually recurring capital expenditures of $536 reflects an increase of $1,003 primarily related to roofing expenditures at three communities in 2009, offset somewhat by decreased breezeway and HVAC expenditures between years. The increase in periodically recurring capital expenditures of $7,641 primarily reflects increased capital expenditures related to the Company’s exterior remediation program at several communities of approximately $8,157 in 2009 and increased costs associated with non-revenue generating capital expenditures at two communities incurred in conjunction with the Company’s rehabilitation of the communities in 2008 and 2009 (approximately $140), offset somewhat by reduced capital expenditures relating to the Company’s “resident design center program” of $232 as well as reduced structural expenditures of $712 primarily at one Texas community between periods.

Fully Stabilized Communities

Rental and other revenues decreased $2,005 or 3.4% from 2008 to 2009. This decrease resulted from a 3.1% decrease in the average monthly rental rate per apartment unit and a small decline in the average economic occupancy of the portfolio from 93.7% to 93.4%. The decrease in average rental rates resulted in a revenue decrease of approximately $1,854 between periods. The occupancy decrease resulted in higher vacancy losses of $73. The remaining decrease in property revenues of $78 was due primarily to slightly increased bad debt write-offs and lower lease fees. Overall, the revenue performance of the operating portfolio in 2009 reflected deteriorating market conditions (see “Operations Overview” and “Outlook” where discussed further). Average occupancy levels declined modestly between years as the Company endeavored to adjust downward rental rates to maintain average occupancy levels. The Company expects the declining rental rate environment that began in the fourth quarter of 2008 to continue and possibly accelerate in the second half of 2009. Weak economic conditions in the U.S., and the significant decline being experienced in employment in the U.S. and in the Company’s markets, is expected to continue to result in declines in rental rates in the second half of 2009 as the Company seeks to maintain occupancy levels relatively consistent with 2008. See the “Outlook” section below for an additional discussion of trends for 2009.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $2,076 or 8.4% from 2008 to 2009. This decrease was primarily due to decreased insurance expenses of $229 or 19.0%, decreased maintenance expenses of $656 or 19.5%, decreased advertising expenses of $160 or 16.0%, decreased personnel costs of $242 or 4.4%, and decreased property tax expense of $181 or 2.2%. Insurance expenses decreased due to reduced property insurance rate achieved in the May 2008 annual program renewal. Maintenance expenses decreased due to lower exterior painting and lower grounds expenses primarily due to the timing of such expenses between periods. Advertising expenses decreased primarily due to the reduction in print advertising as well as reduction in promotion programs in 2009. Personnel expenses decreased primarily due to some personnel reductions and modest to flat salary increases between periods. Property tax expenses decreased due primarily to a favorable prior year tax settlement relating to one of the Company’s Texas communities.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

The Operating Partnership reported a net loss attributable to common unitholders of $50,540 for the six months ended June 30, 2009 compared to $26,402 for the six months ended June 30, 2008. The Company reported a net loss attributable to common shareholders of $50,292 for the six months ended June 30, 2009 compared to $26,196 for the six months ended June 30, 2008. As discussed below, the decrease between periods primarily reflects the increase in non-cash impairment charges of $76,317 in 2009 compared to non-cash impairment charges of $29,947, strategic review costs of $8,161 and severance charges of $353 in 2008 offset by increased gains on the sales of apartment communities of $22,431 between years.

Rental and other revenues from property operations decreased $1,996 or 1.4% from 2008 to 2009 primarily due to decreased revenues from the Company’s fully stabilized communities of $2,922 or 2.5% and decreased revenues of $1,576 from the Company’s furnished apartment rental business, offset by increased revenues of $848 or 18.8% from communities that achieved full stabilization in 2008 and increased revenue from development, rehabilitation and lease-up communities of $1,906 or 44.0%. The revenue decrease from fully stabilized communities is discussed more fully below. The revenue decrease from furnished apartment rental business was due to slower leasing activity resulting from weak economic conditions and lower corporate travel and expense spending in 2009. The revenue increase from communities that achieved full stabilization in 2008 reflects two communities and an additional phase of one community that were fully stabilized for 2009 compared to the communities being in lease up and under rehabilitation for 2008. The revenue increase from development, rehabilitation and

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

lease-up communities primarily reflects the lease-up of two communities offset somewhat by decreased revenues from two communities under rehabilitation in 2008 and into 2009.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $4,235 or 6.1% from 2008 to 2009 primarily due to decreases from fully stabilized communities of $2,997 or 6.1%, and decreased other segment expenses, including corporate property management expenses, of $3,071 or 20.2%, offset primarily by increased expenses from development, rehabilitation and lease-up communities of $2,067 or 70.3%. The expense decrease from stabilized communities is discussed below. The decrease in other segment expenses, including corporate property management expenses, reflects the impact of workforce and expense reductions completed in the second half of 2008 as well as reduced short-term rental expenses from the furnished apartment rental business resulting from reduced leasing activity as discussed above. The expense increase from development, rehabilitation and lease-up communities reflects the lease-up of two communities and the opening of leasing offices at three additional development communities beginning the lease-up process in 2009.

For the six months ended June 30, 2009, gains on real estate assets in discontinued operations included a gain of $24,742 from the sale of one apartment community containing 530 apartment units. For the six months ended June 30, 2008, gains on real estate assets in discontinued operations included a gain of $2,311 from the sale of one apartment community containing 143 apartment units, respectively. Subsequent to quarter end in July 2009, the Company sold two apartment communities, containing 798 apartment units, at an approximate aggregate gain of $54,500. Other than these communities, the Company had no additional apartment communities being marketed for sale as of June 30, 2009. However, the Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

For the six months ended June 30, 2009 and 2008, gains (losses) on sales of real estate assets from condominium sales activities in continuing operations were $(28) and $1,751, respectively. The decrease in aggregate condominium gains between periods primarily reflects the sales of 37 units at condominium communities in 2009 compared to 60 in 2008. Additionally, the decrease in condominium profits between periods reflects lower revenue and profit margin expectations in 2009, including the negative impact of lowering sales price and profit expectations throughout 2008 and through 2009. Lower revenues and profit margins were driven primarily by the slowing residential housing market that began in 2008, resulting from tighter credit markets, an over-supply of condominium units and declining general economic conditions, as well as the sellout of the Company’s condominium community in Washington, D.C. in the fourth quarter of 2008. The Company expects gains (losses) on condominium sales activities to continue at a slow pace for the second half of 2009 as the backlog of condominiums under contract continues to be low as well as difficult credit market conditions and a weak U.S. economy in an already slow for-sale housing market. See the “Operations Overview” and “Outlook” sections for a discussion of expected condominium sale closings at the Company’s condominium communities.

Depreciation expense increased $5,291 or 17.5% from 2008 to 2009, primarily due to increased depreciation of $2,380 related to development and lease-up communities as apartment units were placed in service in 2008 and into 2009 and increased depreciation of $2,783 related to fully stabilized communities. The depreciation expense increase at fully stabilized communities was due to an acceleration of depreciation expense resulting from a revision in estimated useful life for certain assets expected to be retired in 2009 as a result of the Company’s exterior remediation project.

General and administrative expenses decreased $1,112, or 11.7%, from 2008 to 2009 primarily as a result of reduced personnel and long-term incentive compensation costs resulting from a smaller workforce and general reductions in incentive compensation awards in 2009 as well as $353 of additional severance charges in 2008 related to prior year severance arrangements. The reduced expenses were partially offset by higher legal and insurance expenses of $540. Higher legal expenses primarily reflected the timing of annual meeting related work (the 2008 annual meeting work was incurred in the second half of 2008) as well as the timing of other legal work between periods. Beginning in the fourth quarter of 2008, the Company began allocating personnel and other costs, primarily related to accounting, information technology and human resources that support property management and investment operations, from general and administrative expenses to property management and investment and development expenses. Prior period results have been adjusted to reflect the current period presentation.

Investment and development expenses decreased $874 or 32.8% from 2008 and 2009. In 2009, the Company’s development personnel and other costs decreased $1,703 over 2008, as the Company began to reduce headcount and associated costs in late 2008 and into 2009 as a result of a decision to cease new development starts. The decrease in expenses was offset by $829 of decreased capitalization of development personnel due to reduced net development activity in 2009 as development

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

communities are completed. As a result of cost reduction efforts in 2008, the Company expects net investment and development expenses to be somewhat lower for the full year of 2009, compared to 2008.

Other investment costs increased $800 or 160.3% from 2008 and 2009. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The increase in 2009 reflects six months of expense in 2009 for certain land parcels no longer considered probable of future development as of mid-year 2008.

Impairment, severance and other charges in 2009 included a non-cash write-off of $9,658 for certain condominium land held for future investment. The gross non-cash impairment charge includes the amount allocable to the noncontrolling interest, or $1,560, in the consolidated entity holding the land. In addition, the Company recognized its share of a non-cash impairment charge recognized at the Atlanta Condominium Project held in an unconsolidated entity. The gross non-cash impairment charge totaling $74,733, including the write-off of the Company’s cost in excess of its investment capital, is included in equity in earnings of unconsolidated entities and includes the amount allocable to the noncontrolling interest, or $6,514, in the consolidated entity holding the equity investment. See the “Operations Overview” section above for a further discussion of the non-cash impairment charges. Impairment, severance and other charges in 2008 included non-cash impairment charges of approximately $28,947 attributable to the cessation of current development activities associated with four pre-development projects which were written down to their estimated fair market values, as well as the write-off of capitalized pursuit costs associated with certain abandoned projects. Impairment, severance and other charges in 2008 also included severance charges of $353 associated with the elimination of certain employment positions in the second quarter of 2008. The Company may record additional impairment and severance charges in future periods depending on market conditions.

Strategic review costs in 2008 of $8,161 were a result of the Company’s formal process to pursue a possible business combination or sale transaction. These costs generally consisted of legal, financial and other costs. The Company’s Board of Directors ended the process in June 2008 without a transaction.

Interest expense included in continuing operations increased $4,384 or 19.9% from 2008 to 2009 primarily due to increased interest costs associated with higher average debt levels in 2009 and somewhat reduced interest capitalization in 2009. Higher debt levels related to a strategic decision to increase the Company’s cash liquidity to be used to fund the completion of development projects under construction and to fund near-term debt maturities. Reduced interest capitalization on the Company’s development projects of $74 between periods primarily related to the cessation of interest capitalization on eight pre-development projects that were put on hold in mid to late 2008, offset by increased interest capitalization on increased construction in progress of condominiums and apartments between years. Interest expense included in discontinued operations decreased from $2,154 in 2008 to $723 in 2009 primarily due to interest expense associated with three communities classified as held for sale or sold in 2009 compared to seven communities classified as held for sale or sold in 2008. The Company expects interest expense in 2009 to be higher than in 2008 due to the cessation of interest capitalization on the pre-development projects discussed above and the completion of projects under development in 2009.

Equity in income of unconsolidated real estate entities decreased $75,367 from 2008 to 2009. The decrease was due to the recognition of a non-cash impairment charge at an unconsolidated entity constructing luxury condominium homes as discussed above. Other than the impairment charge, the remaining decrease between periods was primarily due to the increased interest expense at two of the unconsolidated entities that refinanced debt in the second half of 2008 at both higher principal amounts and higher interest rates.

Other income for 2009 primarily related to non-cash income related to the mark-to-market of the Company’s interest rate swap arrangement of $874 due to the ineffectiveness of the swap beginning in the second half of 2008, a reduction of $582 in estimated costs associated with the hurricane damage sustained in 2008, offset by inspection expenses related to the Company’s exterior remediation program. For the six months ended June 30, 2009 and 2008, other expenses also included estimated state franchise taxes.

The net gain on early extinguishment of indebtedness of $819 in 2009 reflects net gains of $3,445 from repurchasing $174,858 of unsecured notes through a tender offer, some of which were repurchased at a net discount, offset by net extinguishment losses of $2,626 from the early retirement of $92,275 variable rate taxable mortgage bonds and the settlement of a related interest rate swap arrangement.

Annually recurring and periodically recurring capital expenditures from continuing operations increased $16,387 or 200.0% from 2008 to 2009. The increase in annually recurring capital expenditures of $1,098 reflects an increase of $1,512 primarily related to roofing expenditures at three communities in 2009, offset somewhat by the timing of breezeway, HVAC and landscape expenditures between periods. The increase in periodically recurring capital expenditures of $15,289 primarily

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

reflects increased capital expenditures related to the Company’s exterior remediation program at several communities of approximately $13,528 in 2009 and increased costs associated with non-revenue generating capital expenditures at two communities incurred in conjunction with the Company’s rehabilitation of the communities in 2008 and 2009 (approximately $2,095), offset somewhat by reduced structural expenditures of $717 at one Texas community between years.

Fully Stabilized Communities

Rental and other revenues decreased $2,922 or 2.5% from 2008 to 2009. This decrease resulted from a 2.1% decrease in the average monthly rental rate per apartment unit. The decrease in average rental rates resulted in a revenue decrease of approximately $2,530 between periods. Average economic occupancy decreased from 93.9% in 2008 to 93.6% in 2009. The occupancy decrease resulted in higher vacancy losses of $46. The remaining decrease in property revenues of $346 was due primarily to higher net concessions, increased bad debt write-offs and lower lease fees, offset somewhat by higher utility reimbursements. Overall, the revenue performance of the operating portfolio in 2009 reflected deteriorating market conditions (see “Operations Overview” and “Outlook” where discussed further). Average occupancy levels declined modestly between years as the Company endeavored to adjust downward rental rates to maintain average occupancy levels. The Company expects the declining rental rate environment that began in the fourth quarter of 2008 to continue and possibly accelerate in the second half of 2009. Weak economic conditions in the U.S., and the significant decline being experienced in employment in the U.S. and in the Company’s markets, is expected to continue to result in declines in rental rates in the second half of 2009 as the Company seeks to maintain occupancy levels relatively consistent with 2008. See the “Outlook” section below for an additional discussion of trends for 2009.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $2,997 or 6.1% from 2008 to 2009. This decrease was primarily due to decreased insurance expenses of $714 or 27.2%, decreased maintenance expenses of $690 or 11.9%, decreased advertising expenses of $319 or 16.1% and decreased personnel costs of $541 or 4.9%. Insurance expenses decreased due to reduced property insurance rate achieved in the May 2008 annual program renewal. Maintenance expenses decreased due to lower exterior painting primarily due to the timing of such expenses between periods. Advertising expenses decreased primarily due to the reduction in print advertising as well as reduction in promotion programs in 2009. Personnel expenses decreased primarily due to some personnel reductions and modest to flat salary increases between periods.

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

For the three and six months ended June 30, 2009, income from discontinued operations included the results of operations of two apartment communities classified as held for sale at June 30, 2009 and one apartment community through its sale date in 2009. For the three and six months ended June 30, 2008, income from discontinued operations included the results of operations of operations of the two apartment communities classified as held for sale at June 30, 2009 and five communities sold in 2009 and 2008 through their sale dates.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The revenues and expenses of these communities for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues
Rental	$3,228	$7,275	$7,463	$14,613
Other property revenues	196	447	454	831

Total revenues	3,424	7,722	7,917	15,444

Expenses
Total property operating and maintenance (exclusive of items shown separately below)	1,087	2,567	2,559	5,292
Depreciation	-	871	-	1,962
Interest	311	1,052	723	2,154

Total expenses	1,398	4,490	3,282	9,408

Income from discontinued property operations	$2,026	$3,232	$4,635	$6,036

The decrease in revenues and expenses between years results from the Company’s asset sales program and the impact of the reclassification of the operating results relating to the aggregate number of communities sold during the periods presented. Likewise, the gains on sales of apartment communities for each year fluctuate with the timing and size of apartment communities sold. A discussion of the gains on operating communities and for-sale condominium sales for the years presented is included under the caption “Results of Operations.”

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

Outlook

Statements made below may constitute “forward-looking statements” within the meaning of the federal securities laws, and are based on current apartment market and general economic conditions and litigation and other risks as outlined in the section titled “Disclosure Regarding Forward-Looking Statements” above. There can be no assurance that the Company’s actual results will not differ materially from the outlook discussed below.

The Company’s outlook for the second half of 2009 is based on the expectation that apartment market fundamentals will decline compared to 2008 and the first half of 2009 as a result of a significant decline in forecasted economic growth in the U.S., including increasing unemployment, declining consumer confidence and weak conditions in the global capital markets. Additionally, the Company foresees an increased supply of rental competition from the rental of excess for-sale condominiums and single family inventories in some of its markets.

Rental and other revenues from fully stabilized communities are expected to decrease moderately on a year over year basis in the second half of 2009, compared to the first half of the year, driven primarily by expected declines in rental rates, consistent with difficult current market and economic conditions, as the Company seeks to maintain relative consistency in its occupancy levels. Operating expenses of fully stabilized communities are expected to be flat to up moderately on a year over year basis in the second half of 2009, compared to a moderate decline in operating expenses in the first half of 2009, due partly to timing of exterior painting expenditures. As a result, management expects fully stabilized community net operating income to decrease more substantially on a year over year basis in the second half of 2009, as compared to being relatively flat in the first half of the year, which is expected to adversely impact the Company’s results of operations.

Management expects interest expense in the second half of 2009 to be moderately higher than in the first half of the year due generally to decreased interest capitalization resulting from the completion of projects under development. Management also expects a modest increase in general and administrative, property management and investment and development expenses in the second half of 2009, compared to the first half of the year, due generally to reduced capitalization of development costs as development projects are completed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

At June 30, 2009, the Company had two apartment communities held for sale, which were sold in July 2009 for total gross proceeds of approximately $102,300. The Company expects to recognize gains on the sales of these assets of approximately $54,500 in the third quarter of 2009. Proceeds from these sales are intended to be used for various corporate purposes, including the paydown of the Company’s revolving lines of credit, to increase available cash balances and for the funding of the Company’s committed development pipeline. Finally, the Company, through a taxable REIT subsidiary, expects to continue the sale of condominium homes in its for-sale condominium projects. The Company expects to realize net accounting gains in the third quarter of 2009 from condominium sales, although there can be no assurance that these sales will close or that such gains will be realized.

Liquidity and Capital Resources

The discussion in this Liquidity and Capital Resources section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

The Company’s net cash provided by operating activities increased from $34,788 in the first half of 2008 to $41,348 in the first half of 2009 primarily due to strategic review costs of approximately $6,836 paid in 2008 and favorable change in the working capital components (primarily lower increases in other assets between years) included in operating activities in 2009, offset somewhat by lower operating earnings resulting from declining net operating income, asset sales and the lease-up of apartment communities in 2009. The Company expects cash flows from operating activities to decline for the full year of 2009 compared to 2008 primarily driven by the reduced performance of the Company’s fully stabilized communities resulting from weak economic conditions, higher lease-up deficits from five development communities in lease-up in 2009, higher interest expense and carrying costs from the Company’s land holdings, the continued dilutive impact from asset sales, offset somewhat by decreases in general and administrative, investment group and property management overhead expenses.

Net cash flows from investing activities changed from $12,470 provided by investing activities in the first half of 2008 to $59,382 of net cash used in investing activities in the first half of 2009 primarily due to the collection of approximately $67,000 in proceeds, held by an exchange intermediary, upon the completion of a tax deferred exchange in the first quarter of 2008. For the full year of 2009, the Company expects to continue to incur capital expenditures to complete projects under development and to complete a previously announced exterior remediation project. Asset sales volumes are also expected to be reduced from 2008 levels.

Net cash flows used in financing activities increased from $40,827 in the first half of 2008 to $53,744 in the first half of 2009 primarily due to increased net debt repayment and payments of financing costs in 2009, offset somewhat by reduced common stock dividends in 2009 due to a reduction of the common stock dividend from $0.45 per share in 2008 to $0.20 per share in 2009. For the full year of 2009, the Company expects that its outstanding debt may increase modestly principally to fund the expected development and remediation expenditures discussed above and to provide additional cash liquidity for 2010.

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

For the six months ended June 30, 2009, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders (excluding exterior remediation project costs of $13,528). The Company used asset sale proceeds and line of credit borrowings to fund the additional cash flow necessary to fully fund the Company’s dividend paid to common shareholders of $0.20 per share and the exterior remediation project costs. Management believes the Company’s net cash flow from operations continues to be generally sufficient to meet the dividend requirements necessary to maintain its REIT status under the Code. To the extent, however, that management considers it advisable to distribute gains from asset sales to shareholders in the form of a special dividend, the Company anticipates that it would evaluate paying any such dividend in the form of stock to the extent possible to preserve liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In the fourth quarter of 2008, the Company’s board of directors approved a reduction of the quarterly dividend payment rate to common shareholders from $0.45 per share to $0.20 per share. The reduction was effective for the dividend paid in January 2009. This decision to reduce the dividend was part of the Company’s strategy to maintain the strength of its balance sheet and to provide additional cash liquidity and financial flexibility in the current weak economic environment. For 2009, the Company currently expects to maintain its current quarterly dividend payment to common shareholders of $0.20 per share. To the extent the Company continues to pay dividends at this lower dividend rate, the Company currently expects that net cash flows from operations reduced by annual operating capital expenditures should generally fund the dividend payments to common and preferred shareholders (excluding the expected cost of the exterior remediation project of approximately $45,000). The Company expects to use the proceeds from asset sales and line of credit borrowings to fund any dividend shortfall that may occur and to fund the exterior remediation expenditures in 2009.

The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained in future periods or that any special dividend will be necessary in any future period.

The Company generally expects to utilize net cash flows from operations, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community acquisitions, dividends and distributions on its common and preferred equity and its debt service requirements. Available borrowing capacity under the Company’s revolving lines of credit as of June 30, 2009 was created primarily through the Company’s asset sales program and through new secured mortgage financings in late 2008 and in the first half of 2009. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, possibly through additional sales of selected operating communities, and possibly through equity or leveraged joint venture arrangements. The Company may also continue to use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities. At present, the Company has deferred substantive activities on its pre-development pipeline and management believes that the timing of future development starts will depend largely on the stabilization of capital market conditions and the U.S. economy, which it believes will influence conditions in employment and the local real estate markets, the Company’s ability to generate asset sales proceeds and its ability to attract potential construction loan financing and joint venture equity to fund future development.

As previously discussed, the Company intends to use the proceeds from the sales of operating communities and condominium homes, availability under its unsecured revolving lines of credit, debt financing and joint venture arrangements as the primary source of capital to fund its current and future development and acquisition expenditures. The Company had instituted an active asset sale and capital recycling program as the primary means to fund its on-going community development and acquisition program. Total net sales proceeds from operating community and condominium sales in the first half of 2009 and for the full year of 2008 were $49,046 and $167,109, respectively. The Company also completed the sale of the remaining two apartment communities being marketed for sale in July 2009 realizing total net sales proceeds of approximately $101,000. Proceeds from these asset sales were used to paydown the Company’s revolving lines of credit and increase available cash and cash equivalent balances. The Company currently has no other apartment communities being marketed for sale.

The Company has four apartment projects and two condominium communities under construction and in lease-up with a total expected cost to the Company (before the impact of impairment charges described above) of approximately $487,000, of which approximately $133,000 remained to be funded by the Company, including construction payables, as of June 30, 2009 (or approximately $89,000, excluding committed construction loan financing). The Company is also underway with an initiative to remediate the exteriors of certain of its communities with stucco exteriors or exterior insulation finishing systems ("EIFS"). The Company currently estimates that the aggregate cost of this initiative could be approximately $45,000. Through June 30, 2009, the Company incurred approximately $14,884 of capital expenditures relating to these remediation projects. The Company expects to fund future construction expenditures and estimated remediation expenditures primarily by utilizing available cash and cash equivalents and borrowing capacity under its revolving lines of credit.

During the first half of 2009, the Company closed a total of $288,517 of secured mortgage loans with a weighted average interest rate of 5.92% and a weighted average term to maturity of approximately 10 years. Also, in the first half of 2009, the Company made a tender offer for any and all of its $185,000, 7.7% senior unsecured notes due December 2010 and its $100,000, 5.125% senior unsecured notes due October 2011. Upon the expiration of the tender offer, the Company repurchased $84,495 of its 7.7% senior notes at par and $90,363 face amount of its 5.125% senior notes at $85,845. This note repurchase resulted in a net gain on extinguishment of approximately $3,445. The Company also fully redeemed its $92,275 variable rate taxable mortgage bonds and settled and terminated a related interest rate arrangement in the first half of 2009.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The bond retirement and swap termination resulted in a net extinguishment loss of $2,626. The Company funded these note and bond retirements using available cash equivalents and the proceeds of new long-term secured borrowings discussed above.

At June 30, 2009, the Company had approximately $29,913 of outstanding borrowings and approximately $3,654 of outstanding letters of credit under its $630,000 combined unsecured line of credit facilities. The credit facilities mature in April 2010, but the $600,000 facility contains a one-year extension to April 2011 at the Company’s option. The terms, conditions and restrictive covenants associated with the Company’s lines of credit facilities are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s credit facility arrangements at June 30, 2009. In March 2009, Standard & Poor’s Ratings Service lowered its corporate credit rating on the Company to BBB- from BBB, and at the same time revised its outlook to stable. The Company’s corporate credit rating at Moody’s Investor Service is currently Baa3 and the outlook is stable. As a result of this ratings change, the interest rate spread on the Company’s revolving lines of credit increased to 80.0 basis points over LIBOR from 57.5 basis points, and the facility fee increased to 17.5 basis points from 15.0 basis points.

As of July 31, 2009, the Company had outstanding borrowings and letters of credit totaling approximately $3,654 under its $630,000 combined unsecured line of credit facilities. As of that same date, the Company also had available cash and cash equivalents of approximately $51,000. After the completion of its 2009 financing transactions discussed above, the Company has no secured or unsecured debt maturing for the remainder of 2009. Management believes it will have adequate capacity under its credit facilities together with available cash and cash equivalents to execute its 2009 business plan and meet its short-term liquidity requirements. Additionally, the Company currently believes that it will continue to have access to additional secured financing through loan programs sponsored by Fannie Mae and Freddie Mac. However, the amount and timing of any new financings may be more significantly limited by restrictive covenants under unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt to total assets, as defined, than in prior periods. There can be no assurances that such financing will continue to be available through these U.S. government sponsored programs or that the Company’s access to additional secured financing will not be limited by its financial covenants.

Stock Repurchase Programs

In late 2008, the Company’s board of directors adopted a new stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock from time to time until December 31, 2010. The Company’s board of directors also authorized the Company’s management to explore opportunistic repurchases of indebtedness. There were no shares repurchased in the six months ended June 30, 2009.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for the three and six months ended June 30, 2009 and 2008 are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
New community development and acquisition activity (1)	$37,265	$41,255	$86,507	$80,613
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	1,925	4,443	3,503	7,951
Other community additions and improvements (3) (6)	9,372	1,738	18,537	3,331
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	3,673	3,382	6,307	5,640
Corporate additions and improvements	67	190	126	421

	$52,302	$51,008	$114,980	$97,956

Other Data
Capitalized interest	$3,490	$3,288	$6,597	$6,671

Capitalized development and associated costs (5)	$1,194	$1,568	$2,499	$3,328

(1)	Reflects aggregate land and community development and acquisition costs, exclusive of assumed debt and the change in construction payables between years.
(2)	Represents expenditures for major renovations of communities, water sub-metering equipment and other upgrade costs that enhance the rental value of such units.
(3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
(4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
(5)	Reflects development personnel and associated costs capitalized to construction and development activities.
(6)

Includes approximately $8,157 and $13,528 of periodically recurring capital expenditures, respectively, related to the Company’s exterior remediation project for the three and six months ended June 30, 2009.

Current Communities Under Development and Lease-Up

At June 30, 2009, the Company had four communities containing 1,429 apartment units under development or in lease-up. These communities are summarized in the table below ($ in millions). In addition, the Company also recently completed its lease-up of Post Alexander™, a 307-unit mid-rise apartment community in Atlanta, Georgia.

Community	Location	Number of Units	Retail Sq. Ft.	Estimated Cost	Costs Incurred as of 06/30/09	Quarter of Const. Start	Quarter of First Units Available	Estimated Quarter of Stabilized Occupancy (1)	Units Leased (2)

Post Eastside™	Dallas, TX	435	37,900	$57.9	$55.5	4Q 2006	2Q 2008	2Q 2010	304
Post Sierra at Frisco Bridges™	Dallas, TX	269	29,000	42.1	37.1	3Q 2007	2Q 2009	3Q 2010	59
Post Park®	Wash. DC	396	1,700	84.7	71.0	4Q 2007	2Q 2009	4Q 2010	65
Post West Austin™	Austin, TX	329	-	53.2	48.9	4Q 2007	2Q 2009	3Q 2010	59

Total		1,429	68,600	$237.9	$212.5				487

(1)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy on the first day of any month or (ii) one year after completion of construction.
(2)	As of July 28, 2009.

Also, at June 30, 2009, the Company was constructing 277 for-sale condominium homes in two luxury communities (including 129 units in one community held in an unconsolidated entity). The Four Seasons Residences in Austin, Texas, consists of 148 homes, of which 67 homes were under contract as of July 28, 2009. As of June 30, 2009, the Company had incurred $82,115 of construction costs for the project and expects total estimated construction costs to be approximately $133,500 upon completion. This project is expected to begin delivering condominium units in the first quarter of 2010. The Company’s other luxury condominium project, The Ritz-Carlton Residences, Atlanta, Buckhead, consists of 129 homes. As of June 30, 2009, this project had incurred $79,203 of construction costs and expects total estimated construction costs to be approximately $115,300 upon completion (both excluding impairment charges discussed below). In the second quarter of 2009, the Company recognized a non-cash impairment charge discussed previously in “Operations Overview,” of approximately $68,219,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

including the Company’s costs in excess of its invested capital and net of amounts allocable to the noncontrolling interests, to write this condominium project down to its estimated fair value. This project is expected to begin delivering condominium units in the first quarter of 2010.

Inflation

Substantially all of the leases at the communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less, and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the earlier termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders is provided below.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net loss attributable to common shareholders	$(50,705)	$(26,973)	$(50,292)	$(26,196)
Noncontrolling interests - Operating Partnership	(250)	(213)	(248)	(206)
Depreciation on consolidated real estate assets	17,501	15,582	34,578	31,284
Depreciation on real estate assets held in unconsolidated entities	350	345	700	693
Gains on sales of apartment communities	(24,742)	-	(24,742)	(2,311)
Losses (gains) on sales of condominiums	(232)	368	28	(1,751)
Incremental gains (losses) on condominium sales (1)	(959)	(1,748)	(2,072)	(244)

Funds (deficit) from operations available to common shareholders and unitholders (2)	$(59,037)	$(12,639)	$(42,048)	$1,269

Weighted average shares outstanding - basic	44,351	44,111	44,325	44,039
Weighted average shares and units outstanding - basic	44,570	44,405	44,544	44,387
Weighted average shares outstanding - diluted (3)	44,351	44,111	44,325	44,361
Weighted average shares and units outstanding - diluted (3)	44,570	44,405	44,544	44,709

(1)

The Company recognizes incremental gains on condominium sales in FFO, net of provision for income taxes, to the extent that net sales proceeds from the sale of condominium homes exceeds the greater of their fair value or net book value as of the date the property is acquired by its taxable REIT subsidiary.

(2)

FFO for the six months ended June 30, 2009 included $819 of net gains on extinguishment of indebtedness. FFO for the three and six months ended June 30, 2009 included non-cash impairment charges of $76,317. FFO for the six months ended June 30, 2008 included $8,161 of strategic review costs associated with the Company’s formal process to pursue a possible business combination or other sale transaction. FFO for the three and six months ended June 30, 2008 also included non-cash impairment and severance charges of $29,300.

(3)

Diluted weighted average shares and units include the impact of dilutive securities totaling 322 for the six months ended June 30, 2008. These dilutive securities were antidilutive to the computation of income (loss) per share, as the Company reported a loss from continuing operations for this period under generally accepted accounting principles. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 233 and 100 for the three months ended and 209 and 100 for the six months ended June 30, 2009 and 2008, respectively, for the computation of funds (deficit) from operations per share. Such non-vested shares and units are considered in the income (loss) per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2009, the Company had $38,066 of variable rate debt tied to LIBOR. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this Interest Rate Sensitivity section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership.

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

If interest rates under the Company’s floating rate LIBOR-based indebtedness fluctuated by 1.0%, interest costs to the Company, based on outstanding borrowings at June 30, 2009, would increase or decrease by approximately $381 on an annualized basis.

In the first quarter of 2009, the Company terminated its one interest rate swap through a terminating payment of $1,554 to the swap counter-party. The swap was terminated in conjunction with the early extinguishment of the indebtedness being hedged by the swap. In 2008, this interest rate swap became ineffective under generally accepted accounting principles. As a result, the gross change in the market value of the interest rate swap arrangement from January 1, 2009 through the swap termination date in March 2009 of $874 was recognized in other income in the consolidated statement of operations. Additionally, the Company was required to amortize into expense the cumulative unrecognized loss on the interest rate swap, over the remaining life of the swap. Total amortization expense related to this swap was $658 from January 1, 2009 through the swap termination date in March 2009. The remaining unamortized loss on the swap of $1,161 was recognized as a loss on the termination of the swap and was included in the net gain (loss) from early debt extinguishment on the consolidated statement of operations for the six months ended June 30, 2009.

ITEM 4.	CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, the Company and the Operating Partnership have evaluated the effectiveness of the design and operation of their disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of the management of the Company and the Operating Partnership, including the principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of the Company’s and the Operating Partnership’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”)) are the controls and other procedures of the Company and the Operating Partnership that are designed to ensure that information required to be disclosed by the Company and the Operating Partnership in the reports that they file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to the Company’s or the Operating Partnership’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s or the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the Registrants’ Legal Proceedings as previously disclosed in Part II, Internal of the Registrants’ Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

ITEM 1A.	RISK FACTORS

There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        through (b) – None

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended June 30, 2009 (in thousands, except per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2009 to April 30, 2009	-	$-	-	$200,000
May 1, 2009 May 31, 2009	-	-	-	$200,000
June 1, 2009 June 30, 2009	-	-	-	$200,000

Total	-	$-	-	$200,000

(1)	In the fourth quarter of 2008, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company’s Annual Meeting of Shareholders was held on June 9, 2009. The following proposals were adopted by the shareholders of the Company at the Annual Meeting:

Election of Directors

Nominees for Board of Directors

	For	Withheld
Robert C. Goddard, III	35,149,683	5,238,290
Douglas Crocker II	40,207,665	180,308
David P. Stockert	40,214,623	173,350
Herschel M. Bloom	33,458,534	6,929,439
Walter M. Deriso, Jr.	40,210,273	177,700
Russell R. French	40,036,908	351,065
Dale Anne Reiss	40,217,682	170,292
David R. Schwartz	40,209,299	178,674
Stella F. Thayer	40,211,185	176,788
Ronald de Waal	40,215,068	172,905

Proposal to Ratify the Appointment of Independent Registered Public Accountants

For	Against	Abstain
40,307,914	66,719	13,340

ITEM 5.	OTHER INFORMATION

     None

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

2.1(a)	-	Purchase and Sale Agreement for the Post Dunwoody® apartment community
2.2(b)	-	Purchase and Sale Agreement for the Post Forest® apartment community
2.3(c)	-	Purchase and Sale Agreement for the Post Ridge® apartment community
3.1(d)	-	Articles of Incorporation of the Company
3.2(e)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(e)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(e)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(f)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(g)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(h)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(h)	-	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
11.1(i)	-	Statement Regarding Computation of Per Share Earnings
31.1	-

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 6, 2009 and incorporated herein by reference.
(b)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 20, 2009 and incorporated herein by reference.
(c)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 27, 2009 and incorporated herein by reference.
(d)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(e)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(f)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 12, 2009 and incorporated herein by reference.
(h)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(i)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

August 7, 2009	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2009	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 7, 2009	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P.
	By:	Post GP Holdings, Inc., its sole general partner

August 7, 2009	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2009	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 7, 2009	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

2.1(a)	-	Purchase and Sale Agreement for the Post Dunwoody® apartment community
2.2(b)	-	Purchase and Sale Agreement for the Post Forest® apartment community
2.3(c)	-	Purchase and Sale Agreement for the Post Ridge® apartment community
3.1(d)	-	Articles of Incorporation of the Company
3.2(e)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.3(e)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.4(e)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.5(f)	-	Articles of Amendment to the Articles of Incorporation of the Company
3.6(g)	-	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)
4.1(h)	-	Indenture between the Company and SunTrust Bank, as Trustee
4.2(h)	-	Form of First Supplemental Indenture to the Indenture between the Company and SunTrust Bank, as Trustee
11.1(i)	-	Statement Regarding Computation of Per Share Earnings
31.1	-

Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	-

Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed May 6, 2009 and incorporated herein by reference.
(b)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 20, 2009 and incorporated herein by reference.
(c)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed July 27, 2009 and incorporated herein by reference.
(d)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(e)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(f)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed February 12, 2009 and incorporated herein by reference.
(h)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(i)	The information required by this exhibit is included in note 5 to the consolidated financial statements and incorporated herein by reference.