Form 10-Q
period 2015-06-30
POST APARTMENT HOMES LP; POST PROPERTIES INC
filed 2015-08-06
CIK 1012271, 903127

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file numbers 1-12080 and 0-28226

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

(Exact name of registrant as specified in its charter)

Georgia Georgia	58-1550675 58-2053632
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4401 Northside Parkway, Suite 800, Atlanta, Georgia 30327

(Address of principal executive offices – zip code)

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

Post Properties, Inc.	Yes ☒ No ☐
Post Apartment Homes, L.P.	Yes ☒ No ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period as the registrant was required to submit and post such files).

Post Properties, Inc.	Yes ☒ No ☐
Post Apartment Homes, L.P.	Yes ☒ No ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting company. See definition of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

Post Properties, Inc.	Large Accelerated Filer	☒	Accelerated Filer ☐

	Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Post Apartment Homes, L.P.	Large Accelerated Filer	☐	Accelerated Filer ☐

	Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act).

Post Properties, Inc.	Yes ☐ No ☒
Post Apartment Homes, L.P.	Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

54,601,361 shares of common stock outstanding as of July 31, 2015.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2015, of Post Properties, Inc. and Post Apartment Homes, L.P. Unless stated otherwise or the context otherwise requires, references to “Post Properties” or the “Company” mean Post Properties, Inc. and its controlled and consolidated subsidiaries. References to “Post Apartment Homes” or the “Operating Partnership” mean Post Apartment Homes, L.P. and its controlled and consolidated subsidiaries. The terms “the Company,” “we,” “our” and “us” refer to the Company or the Company and the Operating Partnership collectively, as the text requires.

The Company is a real estate investment trust (“REIT”) and the general partner of the Operating Partnership. As of June 30, 2015, the Company owned an approximate 99.8% interest in the Operating Partnership. The remaining 0.2% interests are owned by persons other than the Company.

Management believes that combining the two quarterly reports on Form 10-Q for the Company and the Operating Partnership provides the following benefits:

•	Combined reports better reflect how management and the analyst community view the business as a single operating unit;

•	Combined reports enhance investors’ understanding of the Company and the Operating Partnership by enabling them to view the business and its results as a whole and in the same manner as management;

•	Combined reports are more efficiently prepared by the Company and the Operating Partnership and result in time and cost efficiencies; and

•	Combined reports are more efficiently reviewed by investors and analysts by reducing the amount of duplicate disclosures.

Management operates the Company and the Operating Partnership as one business. The management of the Company is comprised of the same members as the management of the Operating Partnership. These individuals are officers of the Company and employees of the Operating Partnership.

The Company believes it is important to understand the few differences between the Company and the Operating Partnership in the context of how these two entities operate as a consolidated company. The Company is a REIT, and its only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing certain debt of the Operating Partnership. The Operating Partnership holds all of the assets and indebtedness of the Company and retains the ownership interests in the Company’s joint ventures. Except for net proceeds from public equity issuances by the Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates all remaining capital required by the Company’s business. These sources include the Operating Partnership’s operations and its direct or indirect incurrence of indebtedness.

There are a few differences in the disclosures for the Company and the Operating Partnership which are reflected and presented as such in the notes to the consolidated financial statements to this Form 10-Q. Noncontrolling interests and the presentation of equity are the main areas of difference between the consolidated financial statements of the Company and the Operating Partnership. The Company’s consolidated statement of operations reflects a reduction to income for the noncontrolling interests held by the Operating Partnership’s unitholders other than the Company (0.2% at June 30, 2015). This quarterly report on Form 10-Q presents the following separate financial information for both the Company and the Operating Partnership:

•	Consolidated financial statements;

•	The following information in the notes to the consolidated financial statements:

•	Computation of earnings per share for the Company

•	Computation of earnings per unit for the Operating Partnership

POST PROPERTIES, INC.

POST APARTMENT HOMES, L.P.

POST PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Real estate assets
Land	$319,401	$317,077
Building and improvements	2,357,576	2,323,626
Furniture, fixtures and equipment	314,552	304,534
Construction in progress	109,292	86,971
Land held for future investment	29,795	33,197

	3,130,616	3,065,405
Less: accumulated depreciation	(979,505)	(937,310)
Assets held for sale, net of accumulated depreciation of $207 at December 31, 2014	—	672

Total real estate assets	2,151,111	2,128,767
Investments in and advances to unconsolidated real estate entities	3,957	4,059
Cash and cash equivalents	119,057	140,512
Restricted cash	3,885	3,572
Deferred financing costs, net	7,924	5,117
Other assets	28,098	29,771

Total assets	$2,314,032	$2,311,798

Liabilities, redeemable common units and equity
Indebtedness	$891,004	$892,459
Accounts payable, accrued expenses and other	78,039	70,616
Investments in unconsolidated real estate entities	16,437	16,624
Dividends and distributions payable	24,074	21,852
Accrued interest payable	4,003	4,229
Security deposits and prepaid rents	13,684	12,972

Total liabilities	1,027,241	1,018,752

Redeemable common units	6,555	7,086

Commitments and contingencies
Equity
Preferred stock, $.01 par value, 20,000 authorized:
8 1/2% Series A Cumulative Redeemable Shares, liquidation preference $50 per share, 868 shares issued and outstanding	9	9
Common stock, $.01 par value, 100,000 authorized:
54,632 and 54,632 shares issued and 54,592 and 54,509 shares outstanding at June 30, 2015 and December 31, 2014, respectively	546	546
Additional paid-in-capital	1,117,450	1,114,851
Accumulated earnings	176,979	185,001
Accumulated other comprehensive income (loss)	(4,468)	(3,675)

	1,290,516	1,296,732
Less common stock in treasury, at cost, 125 and 207 shares at June 30, 2015 and December 31, 2014, respectively	(10,280)	(10,772)

Total equity	1,280,236	1,285,960

Total liabilities, redeemable common units and equity	$2,314,032	$2,311,798

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Rental	$89,368	$89,414	$177,029	$177,442
Other property revenues	5,789	5,389	11,246	10,654
Other	274	223	587	442

Total revenues	95,431	95,026	188,862	188,538

Expenses
Property operating and maintenance (exclusive of items shown separately below)	41,512	41,795	81,635	82,391
Depreciation	21,418	20,829	42,675	42,596
General and administrative	4,353	3,966	9,367	8,094
Investment and development	275	794	510	1,605
Other investment costs	154	210	288	483
Other expenses	—	502	—	1,409

Total expenses	67,712	68,096	134,475	136,578

Operating income	27,719	26,930	54,387	51,960
Interest income	43	4	124	16
Interest expense	(7,753)	(10,433)	(15,846)	(21,677)
Amortization of deferred financing costs	(433)	(620)	(882)	(1,265)
Equity in income of unconsolidated real estate entities, net	568	501	965	986
Gains on sales of real estate assets, net	(298)	36,092	1,475	36,902
Other income (expense), net	(195)	(196)	(390)	(391)
Net loss on extinguishment of indebtedness	—	(4,287)	(197)	(4,287)

Net income	19,651	47,991	39,636	62,244
Noncontrolling interests - consolidated real estate entities	—	(154)	—	(138)
Noncontrolling interests - Operating Partnership	(41)	(118)	(83)	(151)

Net income available to the Company	19,610	47,719	39,553	61,955
Dividends to preferred shareholders	(922)	(922)	(1,844)	(1,844)

Net income available to common shareholders	$18,688	$46,797	$37,709	$60,111

Per common share data - Basic
Net income available to common shareholders	$0.34	$0.86	$0.69	$1.11

Weighted average common shares outstanding - basic	54,455	54,223	54,452	54,199

Per common share data - Diluted
Net income available to common shareholders	$0.34	$0.86	$0.69	$1.10

Weighted average common shares outstanding - diluted	54,469	54,335	54,467	54,314

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$19,651	$47,991	$39,636	$62,244
Net change in derivative financial instruments	753	(1,507)	(795)	(1,487)

Total comprehensive income	20,404	46,484	38,841	60,757
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	—	(154)	—	(138)
Operating Partnership	(42)	(114)	(81)	(147)

Total Company comprehensive income	$20,362	$46,216	$38,760	$60,472

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY AND ACCUMULATED EARNINGS

(In thousands, except per share data)

(Unaudited)

					Accumulated			Noncontrolling
			Additional		Other		Total	Interests -
	Preferred	Common	Paid-in	Accumulated	Comprehensive	Treasury	Company	Consolidated	Total
	Stock	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Real Estate Entities	Equity
2015
Equity & Accum. Earnings, December 31, 2014	$9	$546	$1,114,851	$185,001	$(3,675)	$(10,772)	$1,285,960	$—	$1,285,960
Comprehensive income	—	—	—	39,553	(793)	—	38,760	—	38,760
Employee stock purchase, stock option and other plan issuances	—	—	(26)	(390)	—	492	76	—	76
Stock-based compensation	—	—	2,625	—	—	—	2,625	—	2,625
Dividends to preferred shareholders	—	—	—	(1,844)	—	—	(1,844)	—	(1,844)
Dividends to common shareholders ($0.84 per share)	—	—	—	(45,858)	—	—	(45,858)	—	(45,858)
Adjustment to redemption value of redeemable common units	—	—	—	517	—	—	517	—	517

Equity & Accum. Earnings, June 30, 2015	$9	$546	$1,117,450	$176,979	$(4,468)	$(10,280)	$1,280,236	$—	$1,280,236

2014
Equity & Accum. Earnings, December 31, 2013	$9	$546	$1,111,861	$66,138	$(3,419)	$(22,188)	$1,152,947	$(216)	$1,152,731
Comprehensive income	—	—	—	61,955	(1,483)	—	60,472	138	60,610
Employee stock purchase, stock option and other plan issuances	—	—	(55)	(2,649)	—	5,652	2,948	—	2,948
Adjustment for ownership interest of redeemable common units	—	—	(7)	—	—	—	(7)	—	(7)
Stock-based compensation	—	—	1,934	—	—	—	1,934	—	1,934
Dividends to preferred shareholders	—	—	—	(1,844)	—	—	(1,844)	—	(1,844)
Dividends to common shareholders ($0.76 per share)	—	—	—	(41,313)	—	—	(41,313)	—	(41,313)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	—	—	(68)	(68)
Adjustment to redemption value of redeemable common units	—	—	—	(1,057)	—	—	(1,057)	—	(1,057)

Equity & Accum. Earnings, June 30, 2014	$9	$546	$1,113,733	$81,230	$(4,902)	$(16,536)	$1,174,080	$(146)	$1,173,934

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$39,636	$62,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,675	42,596
Amortization of deferred financing costs	882	1,265
Net gains on sales of real estate assets	(1,475)	(36,902)
Other, net	495	205
Equity in income of unconsolidated entities, net	(965)	(986)
Distributions of earnings of unconsolidated entities	1,055	1,082
Stock-based compensation	2,631	1,939
Net loss on extinguishment of indebtedness	197	4,287
Changes in assets, decrease (increase) in:
Other assets	(1,073)	(1,472)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(226)	(588)
Accounts payable and accrued expenses	3,489	5,866
Prepaid rents and other	554	(1,814)

Net cash provided by operating activities	87,875	77,722

Cash Flows From Investing Activities
Development and construction of real estate assets	(46,326)	(34,440)
Proceeds from sales of real estate assets	4,529	73,264
Capitalized interest	(2,219)	(1,601)
Property capital expenditures	(12,309)	(14,272)
Corporate additions and improvements	(542)	(1,687)
Investments in unconsolidated entities	(220)	—
Other investing activities	(313)	(458)

Net cash provided by (used in) investing activities	(57,400)	20,806

Cash Flows From Financing Activities
Lines of credit proceeds	—	80,213
Lines of credit repayments	—	(80,213)
Payments on indebtedness	(1,455)	(121,974)
Payments of financing costs and other	(4,008)	(4,291)
Proceeds from employee stock purchase and stock options plans	345	2,278
Acquisition of treasury stock and other	(1,389)	—
Distributions to noncontrolling interests - real estate entities	—	(68)
Distributions to noncontrolling interests - common unitholders	(96)	(93)
Dividends paid to preferred shareholders	(1,844)	(1,844)
Dividends paid to common shareholders	(43,641)	(37,445)
Other financing activities	158	—

Net cash used in financing activities	(51,930)	(163,437)

Net decrease in cash and cash equivalents	(21,455)	(64,909)
Cash and cash equivalents, beginning of period	140,512	82,110

Cash and cash equivalents, end of period	$119,057	$17,201

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Real estate assets
Land	$319,401	$317,077
Building and improvements	2,357,576	2,323,626
Furniture, fixtures and equipment	314,552	304,534
Construction in progress	109,292	86,971
Land held for future investment	29,795	33,197

	3,130,616	3,065,405
Less: accumulated depreciation	(979,505)	(937,310)
Assets held for sale, net of accumulated depreciation of $207 at December 31, 2014	—	672

Total real estate assets	2,151,111	2,128,767
Investments in and advances to unconsolidated real estate entities	3,957	4,059
Cash and cash equivalents	119,057	140,512
Restricted cash	3,885	3,572
Deferred financing costs, net	7,924	5,117
Other assets	28,098	29,771

Total assets	$2,314,032	$2,311,798

Liabilities, redeemable common units and equity
Indebtedness	$891,004	$892,459
Accounts payable, accrued expenses and other	78,039	70,616
Investments in unconsolidated real estate entities	16,437	16,624
Distributions payable	24,074	21,852
Accrued interest payable	4,003	4,229
Security deposits and prepaid rents	13,684	12,972

Total liabilities	1,027,241	1,018,752

Redeemable common units	6,555	7,086

Commitments and contingencies
Equity
Preferred units	43,392	43,392
Common units
General partner	14,002	14,057
Limited partner	1,227,310	1,232,186
Accumulated other comprehensive income (loss)	(4,468)	(3,675)

Total equity	1,280,236	1,285,960

Total liabilities, redeemable common units and equity	$2,314,032	$2,311,798

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per unit data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Rental	$89,368	$89,414	$177,029	$177,442
Other property revenues	5,789	5,389	11,246	10,654
Other	274	223	587	442

Total revenues	95,431	95,026	188,862	188,538

Expenses
Property operating and maintenance (exclusive of items shown separately below)	41,512	41,795	81,635	82,391
Depreciation	21,418	20,829	42,675	42,596
General and administrative	4,353	3,966	9,367	8,094
Investment and development	275	794	510	1,605
Other investment costs	154	210	288	483
Other expenses	—	502	—	1,409

Total expenses	67,712	68,096	134,475	136,578

Operating income	27,719	26,930	54,387	51,960
Interest income	43	4	124	16
Interest expense	(7,753)	(10,433)	(15,846)	(21,677)
Amortization of deferred financing costs	(433)	(620)	(882)	(1,265)
Equity in income of unconsolidated real estate entities, net	568	501	965	986
Gains on sales of real estate assets, net	(298)	36,092	1,475	36,902
Other income (expense), net	(195)	(196)	(390)	(391)
Net loss on extinguishment of indebtedness	—	(4,287)	(197)	(4,287)

Net income	19,651	47,991	39,636	62,244
Noncontrolling interests - consolidated real estate entities	—	(154)	—	(138)

Net income available to the Operating Partnership	19,651	47,837	39,636	62,106
Distributions to preferred unitholders	(922)	(922)	(1,844)	(1,844)

Net income available to common unitholders	$18,729	$46,915	$37,792	$60,262

Per common unit data - Basic
Net income available to common unitholders	$0.34	$0.86	$0.69	$1.11

Weighted average common units outstanding - basic	54,576	54,358	54,573	54,334

Per common unit data - Diluted
Net income available to common unitholders	$0.34	$0.86	$0.69	$1.10

Weighted average common units outstanding - diluted	54,590	54,470	54,588	54,449

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$19,651	$47,991	$39,636	$62,244
Net change in derivative financial instruments	753	(1,507)	(795)	(1,487)

Total comprehensive income	20,404	46,484	38,841	60,757
Comprehensive income attributable to noncontrolling interests:
Consolidated real estate entities	—	(154)	—	(138)

Total Operating Partnership comprehensive income	$20,404	$46,330	$38,841	$60,619

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per unit data)

(Unaudited)

				Accumulated	Total	Noncontrolling
		Common Units		Other	Operating	Interests -
	Preferred	General	Limited	Comprehensive	Partnership	Consolidated	Total
	Units	Partner	Partner	Income (Loss)	Equity	Real Estate Entities	Equity
2015
Equity, December 31, 2014	$43,392	$14,057	$1,232,186	$(3,675)	$1,285,960	$—	$1,285,960
Comprehensive income	1,844	378	37,331	(793)	38,760	—	38,760
Contributions from the Company related to employee stock purchase, stock option and other plans	—	1	75	—	76	—	76
Adjustment for ownership interest of redeemable common units	—	—	—	—	—	—	—
Equity-based compensation	—	26	2,599	—	2,625	—	2,625
Distributions to preferred unitholders	(1,844)	—	—	—	(1,844)	—	(1,844)
Distributions to common unitholders ($0.84 per unit)	—	(460)	(45,398)	—	(45,858)	—	(45,858)
Adjustment to redemption value of redeemable common units	—	—	517	—	517	—	517

Equity, June 30, 2015	$43,392	$14,002	$1,227,310	$(4,468)	$1,280,236	$—	$1,280,236

2014
Equity, December 31, 2013	$43,392	$12,715	$1,100,259	$(3,419)	$1,152,947	$(216)	$1,152,731
Comprehensive income	1,844	603	59,508	(1,483)	60,472	138	60,610
Contributions from the Company related to employee stock purchase, stock option and other plans	—	29	2,919	—	2,948	—	2,948
Adjustment for ownership interest of redeemable common units	—	—	(7)	—	(7)	—	(7)
Equity-based compensation	—	19	1,915	—	1,934	—	1,934
Distributions to preferred unitholders	(1,844)	—	—	—	(1,844)	—	(1,844)
Distributions to common unitholders ($0.76 per unit)	—	(414)	(40,899)	—	(41,313)	—	(41,313)
Distributions to noncontrolling interests - consolidated real estate entities	—	—	—	—	—	(68)	(68)
Adjustment to redemption value of redeemable common units	—	—	(1,057)	—	(1,057)	—	(1,057)

Equity, June 30, 2014	$43,392	$12,952	$1,122,638	$(4,902)	$1,174,080	$(146)	$1,173,934

The accompanying notes are an integral part of these consolidated financial statements.

POST APARTMENT HOMES, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2015	2014
Cash Flows From Operating Activities
Net income	$39,636	$62,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,675	42,596
Amortization of deferred financing costs	882	1,265
Net gains on sales of real estate assets	(1,475)	(36,902)
Other, net	495	205
Equity in income of unconsolidated entities, net	(965)	(986)
Distributions of earnings of unconsolidated entities	1,055	1,082
Equity-based compensation	2,631	1,939
Net loss on extinguishment of indebtedness	197	4,287
Changes in assets, decrease (increase) in:
Other assets	(1,073)	(1,472)
Changes in liabilities, increase (decrease) in:
Accrued interest payable	(226)	(588)
Accounts payable and accrued expenses	3,489	5,866
Prepaid rents and other	554	(1,814)

Net cash provided by operating activities	87,875	77,722

Cash Flows From Investing Activities
Development and construction of real estate assets	(46,326)	(34,440)
Proceeds from sales of real estate assets	4,529	73,264
Capitalized interest	(2,219)	(1,601)
Property capital expenditures	(12,309)	(14,272)
Corporate additions and improvements	(542)	(1,687)
Investments in unconsolidated entities	(220)	—
Other investing activities	(313)	(458)

Net cash provided by (used in) investing activities	(57,400)	20,806

Cash Flows From Financing Activities
Lines of credit proceeds	—	80,213
Lines of credit repayments	—	(80,213)
Payments on indebtedness	(1,455)	(121,974)
Payments of financing costs and other	(4,008)	(4,291)
Contributions from the Company related to employee stock purchase and stock option plans	345	2,278
Redemption of common units and other	(1,389)	—
Distributions to noncontrolling interests - real estate entities	—	(68)
Distributions to noncontrolling interests - non-Company common unitholders	(96)	(93)
Distributions to preferred unitholders	(1,844)	(1,844)
Distributions to common unitholders	(43,641)	(37,445)
Other financing activities	158	—

Net cash used in financing activities	(51,930)	(163,437)

Net decrease in cash and cash equivalents	(21,455)	(64,909)
Cash and cash equivalents, beginning of period	140,512	82,110

Cash and cash equivalents, end of period	$119,057	$17,201

The accompanying notes are an integral part of these consolidated financial statements.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization

Post Properties, Inc. (the “Company”) and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. The Company through its wholly-owned subsidiaries is the sole general partner, a limited partner and owns a majority interest in Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership. The Operating Partnership, through its operating divisions and subsidiaries conducts substantially all of the on-going operations of the Company, a publicly traded corporation which operates as a self-administered and self-managed real estate investment trust (“REIT”). As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P., unless the context indicates otherwise.

The Company has elected to qualify and operate as a self-administrated and self-managed REIT for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders. The Operating Partnership is governed under the provisions of a limited partnership agreement, as amended. Under the provisions of the limited partnership agreement, as amended, Operating Partnership net profits, net losses and cash flow (after allocations to preferred ownership interests) are allocated to the partners in proportion to their common ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Internal Revenue Code of 1986, as amended.

At June 30, 2015, the Company had interests in 23,365 apartment units in 59 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,834 apartment units in five communities currently under development. At June 30, 2015, approximately 29.1%, 21.9%, 13.5% and 10.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At June 30, 2015, the Company had outstanding 54,592 shares of common stock and owned the same number of units of common limited partnership interests (“Common Units”) in the Operating Partnership, representing a 99.8% ownership interest in the Operating Partnership. Common Units held by persons other than the Company totaled 121 at June 30, 2015 and represented a 0.2% common noncontrolling interest in the Operating Partnership. Each Common Unit may be redeemed by the holder thereof for either one share of Company common stock or cash equal to the fair market value thereof at the time of redemption, at the option, but outside the control, of the Operating Partnership. The Operating Partnership presently anticipates that it will cause shares of common stock to be issued in connection with each such redemption rather than paying cash (as has been done in all redemptions to date). With each redemption of outstanding Common Units for Company common stock, the Company’s percentage ownership interest in the Operating Partnership will increase. In addition, whenever the Company issues shares of common stock, the Company will contribute any net proceeds therefrom to the Operating Partnership and the Operating Partnership will issue an equivalent number of Common Units to the Company. The Company’s weighted average common ownership interest in the Operating Partnership was 99.8% for three and six month ended June 30, 2015 and 2014.

Basis of presentation

The accompanying unaudited financial statements have been prepared by the Company’s management in accordance with generally accepted accounting principles for interim financial information and applicable rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying consolidated financial statements include the consolidated accounts of the Company, the Operating Partnership and their wholly owned subsidiaries. The Company also consolidates other entities in which it has a controlling financial interest or entities where it is determined to be the primary beneficiary under ASC Topic 810, “Consolidation.”

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Under ASC Topic 810, variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision making ability. The primary beneficiary is required to consolidate a VIE for financial reporting purposes. The application of ASC Topic 810 requires management to make significant estimates and judgments about the Company’s and its other partners’ rights, obligations and economic interests in such entities. For entities in which the Company has less than a controlling financial interest or entities where it is not deemed to be the primary beneficiary, the entities are accounted for using the equity method of accounting. Accordingly, the Company’s share of the net earnings or losses of these entities is included in consolidated net income. All inter-company accounts and transactions have been eliminated in consolidation. The Company’s noncontrolling interest of common unitholders (also referred to as “Redeemable Common Units”) in the operations of the Operating Partnership is calculated based on the weighted average unit ownership during the period.

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

Cost capitalization

For communities under development or construction, the Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to the development and construction activity. Interest is capitalized to projects under development or construction based upon the weighted average cumulative project costs for each month multiplied by the Company’s weighted average borrowing costs, expressed as a percentage. Weighted average borrowing costs include the costs of the Company’s fixed rate secured and unsecured borrowings and the variable rate unsecured borrowings under its line of credit facilities. The weighted average borrowing costs, expressed as a percentage, were 4.3% and 4.6% for the six months ended June 30, 2015 and 2014, respectively. Aggregate interest costs capitalized to projects under development or construction were $1,237 and $755 for the three months and $2,219 and $1,601 for the six months ended June 30, 2015 and 2014, respectively. Internal development and construction personnel and associated costs are capitalized to projects under development or construction based upon the effort associated with such projects. Aggregate internal development and construction personnel and associated costs capitalized to projects under development or construction were $1,213 and $512 for the three months and $2,348 and $1,001 for the six months ended June 30, 2015 and 2014, respectively. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the completion of rental units, interest and other construction costs are capitalized and reflected on the balance sheet as construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy or sale. This results in a proration of costs between amounts that are capitalized and expensed as the residential units in apartment development communities become available for occupancy. In addition, prior to the completion of rental units, the Company expenses as incurred substantially all operating expenses (including pre-opening marketing as well as property management and leasing personnel expenses) of such rental communities.

Real estate assets, depreciation and impairment

Real estate assets are stated at the lower of depreciated cost or fair value, if deemed impaired. Major replacements and betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on a straight-line basis over the useful lives of the properties (buildings and components – 40 years; other building and land improvements – 20 years; furniture, fixtures and equipment – 5-10 years).

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology prescribed in ASC Topic 360, “Property, Plant and Equipment.” Factors considered by management in evaluating impairment of its existing real estate assets held for investment include significant declines in property operating profits, annually recurring property operating losses and other significant adverse changes in general market conditions that are considered permanent in nature. Under ASC Topic 360, a real estate asset held for investment is not considered impaired if the undiscounted, estimated future cash flows of an asset (both the annual estimated cash flow from future operations and the estimated cash flow from the theoretical sale of the asset) over its estimated holding period are in excess of the asset’s net book value at the balance sheet date. If any real estate asset held for investment is considered impaired, a loss is provided to reduce the carrying value of the asset to its estimated fair value.

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

Derivative financial instruments

The Company accounts for derivative financial instruments at fair value under the provisions of ASC Topic 815, “Derivatives and Hedging.” The Company measures derivative financial instruments subject to master netting agreements on a net basis. The Company uses derivative financial instruments, primarily interest rate swap arrangements to manage or hedge its exposure to interest rate changes. Under ASC Topic 815, derivative instruments qualifying as hedges of specific cash flows are recorded on the balance sheet at fair value with an offsetting increase or decrease to accumulated other comprehensive income, an equity account, until the hedged transactions are recognized in earnings. Quarterly, the Company evaluates the effectiveness of its cash flow hedges. Any ineffective portion of cash flow hedges is recognized immediately in earnings.

Fair value measurements

The Company applies the guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” to the valuation of real estate assets recorded at fair value, if any, to its impairment valuation analysis of real estate assets, to its disclosure of the fair value of financial instruments, principally indebtedness and to its derivative financial instruments. Fair value disclosures required under ASC Topic 820 are summarized in note 8 utilizing the following hierarchy:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs for the assets or liability.

Recently issued accounting pronouncements

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued. This new guidance establishes a single comprehensive revenue recognition model under U.S. GAAP and provides for enhanced disclosures. Under this new guidance, the amount of revenue recognized for certain transactions could differ from amounts recognized under existing accounting guidance and could also result in recognition in different reporting periods. Also, the provisions of ASU 2014-09 exclude revenue recognition regarding lease contracts. In July 2015, ASU 2014-09 was amended to defer the effective date by one year. The new guidance is effective for annual reporting periods beginning after December 15, 2017; however, early adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company expects to adopt ASU 2014-09 as of January 1, 2018 and is currently evaluating the impact that this new guidance may have on its results of operations.

In February 2015, Accounting Standards Update No. 2015-02 (“ASU 2015-02”), “Consolidation,” was issued. The new guidance primarily amends current consolidation accounting guidance with respect to the evaluation criteria for determining whether certain limited partnerships or similar legal entities and certain variable interest entities are subject to consolidated reporting. The new guidance is effective for reporting periods beginning after December 15, 2015. The Company expects to adopt ASU 2015-02 as of January 1, 2016 and is currently evaluating the impact this new standard may have on its financial position and results of operations.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

In April 2015, Accounting Standards Update No. 2015-03 (“ASU 2015-03”), “Interest-Imputation of Interest”, was issued. The new guidance requires debt issuance costs to be reported as direct deductions from the face value of the related debt instrument in the preparation of consolidated balance sheets. Currently, such debt issuance costs are reported as deferred assets on the consolidated balance sheet. Further, the amortization of debt issuance costs will be reported as interest expense in the consolidated statement of operations, under ASU 2015-03. Currently, amortization expense of debt issuance costs is reported as a separate line item in the consolidated statement of operations. The new guidance is effective for reporting periods beginning after December 31, 2015. The Company expects to adopt ASU 2015-03 as of January 1, 2016.

Supplemental cash flow information

Supplemental cash flow information for the six months ended June 30, 2015 and 2014 is as follows:

	Six months ended June 30,
	2015	2014
Interest paid, net of interest capitalized	$16,072	$22,265
Interest paid, including interest capitalized	18,291	23,866
Income tax payments, net	1,124	1,039
Non-cash investing and financing activities:
Dividends and distributions payable	24,074	21,805
Construction and property capital expenditure cost accruals, increase (decrease)	4,497	(2,350)
Adjustments to equity related to redeemable common units and other, net increase (decrease)	517	(1,064)
Common stock 401k matching contribution	—	658

2.	REAL ESTATE ACTIVITY

Dispositions

The Company classifies real estate assets as held for sale after the approval of its board of directors and after the Company had commenced an active program to sell the assets. The Company had no assets classified as held for sale at June 30, 2015.

In the first quarter of 2014, the Company classified three apartment communities, containing 645 units, as held for sale, including two communities, containing 337 units, in New York, New York and an additional community, containing 308 units, in Houston, Texas. In May 2014, the apartment community located in Houston, Texas was sold for gross proceeds of approximately $71,750. The Company recognized a gain of $36,092 on the sale of this community. This disposition activity was part of the Company’s investment strategy of recycling investment capital to fund investment and development of apartment communities. The Company determined that these communities did not meet the criteria for discontinued operations reporting and, accordingly, their operating results were included in continuing operations through their sale dates in 2014. The two communities located in New York, New York were sold, and the Company recognized gains on sales, in the third quarter of 2014. The net income and net income attributable to the Company, including gains on sales of real estate assets related to these three communities, for the three and six months ended June 30, 2014 were as follows:

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Net income	$37,356	$37,493

Net income, net of noncontrolling interest	$37,202	$37,355

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

For the six months ended June 30, 2015, the Company recognized a gain of $1,773 on the sale of its remaining condominium retail space at its former condominium community in Austin, Texas. In 2015, gains on sales of real estate assets included state tax expense of $298 related to an asset sale. For the six months ended June 30, 2014, gains on condominium sales activities were $810, resulting from the sale of the final residential condominium unit at a former condominium community in Atlanta, Georgia.

3.	INVESTMENTS IN UNCONSOLIDATED REAL ESTATE ENTITIES

At June 30, 2015, the Company held investments in two individual limited liability companies (the “Apartment LLCs”) with institutional investors that own four apartment communities, including three communities located in Atlanta, Georgia and one community located in Washington, D.C. The Company has a 25% and 35% equity interest in these Apartment LLCs.

The Company accounts for its investments in the Apartment LLCs using the equity method of accounting. At June 30, 2015 and December 31, 2014, the Company’s investment in the 35% owned Apartment LLC totaled $3,957 and $4,059, respectively, excluding the credit investments discussed below. The Company’s investment in the 25% owned Apartment LLC at June 30, 2015 and December 31, 2014 reflects a credit investment of $16,437 and $16,624, respectively. These credit balances resulted from distribution of financing proceeds in excess of the Company’s historical cost upon the formation of the Apartment LLC and are reflected in consolidated liabilities on the Company’s consolidated balance sheet. The operating results of the Company include its allocable share of net income from the investments in the Apartment LLCs. The Company provides property and asset management services to the Apartment LLCs for which it earns fees.

A summary of financial information for the Apartment LLCs in the aggregate is as follows:

Apartment LLCs - Balance Sheet Data	June 30, 2015	December 31, 2014
Real estate assets, net of accumulated depreciation of $52,012 and $49,153 at June 30, 2015 and December 31, 2014, respectively	$207,785	$208,493
Cash and other	7,261	5,490

Total assets	$215,046	$213,983

Mortgage notes payable	$177,723	$177,723
Other liabilities	4,721	3,445

Total liabilities	182,444	181,168
Members’ equity	32,602	32,815

Total liabilities and members’ equity	$215,046	$213,983

Company’s equity investment in Apartment LLCs (1)	$(12,480)	$(12,565)

1)	At June 30, 2015 and December 31, 2014, the Company’s equity investment includes its credit investments of $16,437 and $16,624, respectively, discussed above.

	Three months ended		Six months ended
	June 30,		June 30,
Apartment LLCs - Income Statement Data	2015	2014	2015	2014
Revenues
Rental	$6,856	$6,635	$13,640	$13,120
Other property revenues	538	489	993	928

Total revenues	7,394	7,124	14,633	14,048

Expenses
Property operating and maintenance	3,049	2,830	6,156	5,581
Depreciation and amortization	1,464	1,387	2,912	2,763
Interest	2,258	2,258	4,496	4,496

Total expenses	6,771	6,475	13,564	12,840

Net income	$623	$649	$1,069	$1,208

Company’s share of net income in Apartment LLCs	$568	$501	$965	$986

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

At June 30, 2015, mortgage notes payable included four mortgage notes. The first $51,000 mortgage note bears interest at 3.50%, requires monthly interest only payments and matures in 2019. The second and third mortgage notes total $85,724, bear interest at 5.63%, require interest only payments and mature in 2017. The fourth mortgage note totals $41,000, bears interest at 5.71%, requires interest only payments, and matures in January 2018 with a one-year automatic extension at a variable interest rate.

4.	INDEBTEDNESS

At June 30, 2015 and December 31, 2014, the Company’s indebtedness consisted of the following:

Description	Payment Terms	Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
Senior Unsecured Notes	Int.	3.375% - 4.75%	2017 - 2022(1)	$400,000	$400,000
Unsecured Bank Term Loan	Int.	LIBOR + 1.15%(2)	2020	300,000	300,000
Secured Mortgage Notes	Prin. and Int.	5.99%	2019	191,004	192,459

Total				$891,004	$892,459

1)	The outstanding unsecured notes mature in 2017 and 2022.
2)	Represents stated rate at June 30, 2015. As discussed below, the Company has entered into interest rate swap arrangements that effectively fix the interest rate under this facility through January 2018. At June 30, 2015, the effective blended interest rate under the Amended Term Loan was 2.69%.

Debt maturities

The aggregate maturities of the Company’s indebtedness are as follows:

Remainder of 2015	$1,467
2016	3,071
2017	153,296
2018	3,502
2019	179,668
Thereafter	550,000

$891,004

Debt issuances and retirements

There were no issuances or retirements of indebtedness for the three or six months ended June 30, 2015. In May 2014, the Company prepaid $120,000 of secured mortgage indebtedness. In conjunction with the prepayment, the Company recognized an extinguishment loss of $4,287 for the three and six months ended June 30, 2014 related to prepayment premiums and the write-off of unamortized deferred loan costs.

Unsecured lines of credit

At June 30, 2015, the Company had a $300,000 syndicated unsecured revolving line of credit (the “Syndicated Line”) that was amended in January 2015. At June 30, 2015, the Syndicated Line had a stated interest rate of LIBOR plus 1.05%, was provided by a syndicate of nine financial institutions and required the payment of annual facility fees of 0.20% of the aggregate loan commitments. The Syndicated Line matures in 2019 and may be extended for an additional year at the Company’s option, subject to the satisfaction of certain conditions. The Syndicated Line provides for the interest rate and facility fee rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The components of the interest rate and the facility fee rate that are based on the Company’s credit ratings range from 0.875% to 1.55% and from 0.125% to 0.30%, respectively. The Syndicated Line also includes a competitive bid option for borrowings up to 50% of the loan commitments, which may result in interest rates for such borrowings below the stated interest rates for the Syndicated Line, depending on market conditions. The credit agreement for the Syndicated Line contains customary restrictions, representations, covenants and events of default, including minimum fixed charge coverage, minimum unsecured interest coverage, and maximum leverage ratios. The Syndicated Line also restricts the amount of capital the Company can invest in specific categories of assets, such as improved land, properties under construction, non-multifamily properties, debt or equity securities, notes receivable and unconsolidated affiliates. At June 30, 2015, letters of credit to third parties totaling $122 had been issued for the account of the Company under this facility.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Additionally, at June 30, 2015, the Company had a $30,000 unsecured line of credit (the “Cash Management Line”) that was also amended in January 2015. The Cash Management Line matures in 2019, includes a one-year extension option, and carries pricing and terms, including financial covenants, substantially consistent with the Syndicated Line discussed above.

In connection with the refinancing of the Syndicated Line, the Cash Management Line and the Term Loan (discussed below), the Company incurred fees and expenses of $4,008 and recognized an extinguishment loss of $197 related to the write-off of a portion of unamortized deferred loan costs for the six months ended June 30, 2015.

Unsecured term loan

At June 30, 2015, the Company had outstanding a $300,000 unsecured bank term loan facility (“Term Loan”) that was amended in January 2015. The Term Loan carries a stated interest rate of LIBOR plus 1.15%, was provided by a syndicate of eight financial institutions and matures in 2020. The Term Loan provides for the stated interest rate to be adjusted up or down based on changes in the credit ratings on the Company’s senior unsecured debt. The component of the interest rate based on the Company’s credit ratings ranges from 0.90% to 1.85%. The Term Loan carries other terms, including financial covenants, substantially consistent with the Syndicated Line discussed above.

As discussed in note 8, the Company entered into interest rate swap arrangements to serve as cash flow hedges of amounts outstanding under the Term Loan. The interest rate swap arrangements effectively fix the LIBOR component of the interest rate paid under the Term Loan at a blended rate of approximately 1.54%. As a result, the effective blended interest rate on the Term Loan is 2.69% (subject to adjustment based on subsequent changes in the Company’s credit ratings) through January 2018, the termination date of the interest rate swaps.

Debt compliance and other

The Company’s Syndicated Line, Cash Management Line, Term Loan and senior unsecured notes contain customary restrictions, representations, covenants and events of default and require the Company to meet certain financial covenants. Debt service and fixed charge coverage covenants require the Company to maintain coverages of a minimum of 1.5 to 1.0, as defined in applicable debt arrangements. Additionally, the Company’s ratio of unencumbered adjusted property-level net operating income to unsecured interest expense may not be less than 2.0 to 1.0, as defined in the applicable debt arrangements. Leverage covenants generally require the Company to maintain calculated covenants above/below minimum/maximum thresholds. The primary leverage ratios under these arrangements include total debt to total asset value (maximum of 60%), total secured debt to total asset value (maximum of 40%) and unencumbered assets to unsecured debt (minimum of 1.5 to 1.0), as defined in the applicable debt arrangements. The Company believes it met these financial covenants at June 30, 2015.

5.	EQUITY AND NONCONTROLLING INTERESTS

Common stock

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 2017. There were no shares of common stock repurchased in the three or six months ended June 30, 2015 or in 2014 under this program or a previous stock repurchase program.

Noncontrolling interests

In accordance with ASC Topic 810, the Company and the Operating Partnership determined that the noncontrolling interests related to the common units of the Operating Partnership, held by persons other than the Company, met the criterion to be classified and accounted for as “temporary” equity (reflected outside of total equity as “Redeemable Common Units”). At June 30, 2015, and December 31, 2014, the aggregate redemption value of the noncontrolling interests in the Operating Partnership was $6,555 and $7,086, respectively, representing their fair value at the respective dates. In prior periods, the Company had noncontrolling interests in consolidated real estate entities that met the criterion to be classified and accounted for as a component of permanent equity.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A roll-forward of activity relating to the Company’s Redeemable Common Units for the six months ended June 30, 2015 and 2014 was as follows:

	Six months ended June 30,
	2015	2014
Redeemable common units, beginning of period	$7,086	$6,121
Comprehensive income	81	147
Adjustment for ownership interest of redeemable common units	—	7
Stock-based compensation	6	5
Distributions to common unitholders	(101)	(102)
Adjustment to redemption value of redeemable common units	(517)	1,057

Redeemable common units, end of period	$6,555	$7,235

6.	COMPANY EARNINGS PER SHARE

For the three and six months ended June 30, 2015 and 2014, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per share was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income available to common shareholders (numerator):
Net income	$19,651	$47,991	$39,636	$62,244
Noncontrolling interests - consolidated real estate entities	—	(154)	—	(138)
Noncontrolling interests - Operating Partnership	(41)	(118)	(83)	(151)
Preferred stock dividends	(922)	(922)	(1,844)	(1,844)
Unvested restricted stock (allocation of earnings)	(46)	(110)	(86)	(132)

Net income available to common shareholders, adjusted	$18,642	$46,687	$37,623	$59,979

Common shares (denominator):
Weighted average shares outstanding - basic	54,455	54,223	54,452	54,199
Dilutive shares from stock options	14	112	15	115

Weighted average shares outstanding - diluted	54,469	54,335	54,467	54,314

Per-share amount:
Basic	$0.34	$0.86	$0.69	$1.11

Diluted	$0.34	$0.86	$0.69	$1.10

Stock options to purchase 32 and 62 shares of common stock for the three months and 28 and 63 shares of common stock for the six months ended June 30, 2015 and 2014, respectively, were excluded from the computation of diluted income from continuing operations per common share as these stock options were antidilutive.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7.	OPERATING PARTNERSHIP EARNINGS PER UNIT

For the three and six months ended June 30, 2015 and 2014, a reconciliation of the numerator and denominator used in the computation of basic and diluted net income per unit was as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income available to common unitholders (numerator):
Net income	$19,651	$47,991	$39,636	$62,244
Noncontrolling interests - consolidated real estate entities	—	(154)	—	(138)
Preferred unit distributions	(922)	(922)	(1,844)	(1,844)
Unvested restricted stock (allocation of earnings)	(46)	(110)	(86)	(132)

Net income available to common unitholders, adjusted	$18,683	$46,805	$37,706	$60,130

Common units (denominator):
Weighted average units outstanding - basic	54,576	54,358	54,573	54,334
Dilutive units from stock options	14	112	15	115

Weighted average units outstanding - diluted	54,590	54,470	54,588	54,449

Per-unit amount:
Basic	$0.34	$0.86	$0.69	$1.11

Diluted	$0.34	$0.86	$0.69	$1.10

Stock options to purchase 32 and 62 shares of common stock for the three months and 28 and 63 shares of common stock for the six months ended June 30, 2015 and 2014, respectively, were excluded from the computation of diluted income from continuing operations per common unit as these stock options were antidilutive.

8.	FAIR VALUE MEASURES AND OTHER FINANCIAL INSTRUMENTS

From time to time, the Company records certain assets and liabilities at fair value. Real estate assets may be stated at fair value if they become impaired in a given period and may be stated at fair value if they are held for sale and the fair value of such assets is below historical cost. Additionally, the Company records derivative financial instruments at fair value. The Company also uses fair value metrics to evaluate the carrying values of its real estate assets and for the disclosure of certain financial instruments. Fair value measurements were determined by management using available market information and appropriate valuation methodologies available to management at June 30, 2015. Considerable judgment is necessary to interpret market data and estimate fair value. Accordingly, there can be no assurance that the estimates discussed herein, using Level 2 and 3 inputs, are indicative of the amounts the Company could realize on disposition of the real estate assets or other financial instruments. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

Real estate assets

The Company periodically reviews its real estate assets, including operating assets, construction in progress and land held for future investment, for impairment purposes using Level 3 inputs, primarily comparable sales and market data, independent valuations and discounted cash flow models. For the three and six months ended June 30, 2015 and 2014, the Company did not recognize any impairment charges related to its real estate assets.

Derivatives and other financial instruments

The Company manages its exposure to interest rate changes through the use of derivative financial instruments, primarily interest rate swap arrangements. At June 30, 2015, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions. These arrangements have an aggregate notional amount of $230,000 and require the Company to pay a blended fixed rate of approximately 1.55% (with the counterparties paying the Company the floating one-month LIBOR rate). Additionally, the Company had outstanding a fourth interest rate swap arrangement with a notional amount of $70,000 and it requires the Company to pay a fixed rate of approximately 1.50% (with the counterparty paying the

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Company the floating one-month LIBOR rate) (together, the “Interest Rate Swaps”). The Interest Rate Swaps serve as cash flow hedges of amounts outstanding under the Company’s variable rate Term Loan (see note 4) and provide for an effective blended fixed rate for the corresponding amount of Term Loan borrowings of approximately 2.69% (subject to an adjustment based on subsequent changes in the Company’s credit ratings) at June 30, 2015. The Interest Rate Swaps terminate in January 2018.

The Interest Rate Swaps are measured and accounted for at fair value on a recurring basis. The Interest Rate Swaps outstanding at June 30, 2015 and December 31, 2014 were valued as net liabilities of $4,480 and $3,685, respectively, primarily using level 2 inputs, as substantially all of the fair value was determined using widely accepted discounted cash flow valuation techniques along with observable market-based inputs for similar types of arrangements. The Company reflects both the respective counterparty’s nonperformance risks and its own nonperformance risks in its fair value measurements using unobservable inputs. However, the impact of such risks was not considered material to the overall fair value measurements of the derivatives. These liabilities are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Under ASC Topic 815, a corresponding amount is included in accumulated other comprehensive income (loss), an equity account, until the hedged transactions are recognized in earnings. The following table summarizes the effect of these Interest Rate Swaps (designated as cash flow hedges) on the Company’s consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
Interest Rate Swap / Cash Flow Hedging Instruments	2015	2014	2015	2014
Loss recognized in other comprehensive income	$(273)	$(2,553)	$(2,844)	$(3,563)

Loss reclassified from accumulated other comprehensive income (loss) into interest expense	$(1,026)	$(1,046)	$(2,049)	$(2,076)

The amounts reported in accumulated other comprehensive income as of June 30, 2015 will be reclassified to interest expense as interest payments are made under the hedged indebtedness. Over the next year, the Company estimates that $3,456 will be reclassified from accumulated comprehensive income to interest expense.

As part of the Company’s on-going procedures, the Company monitors the credit worthiness of its financial institution counterparties and its exposure to any single entity, which it believes minimizes credit risk concentration. The Company believes the likelihood of realized losses from counterparty non-performance is remote. The Interest Rate Swaps are cross defaulted with the Company’s Term Loan and Syndicated Line (see note 4) and contain certain provisions consistent with these types of arrangements. If the Company was required to terminate the Interest Rate Swaps and settle the obligations thereunder as of June 30, 2015, the termination payment by the Company would have been approximately $4,484.

Other financial instruments

Cash equivalents, rents and accounts receivables, accounts payable, accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values because of the short-term nature of these instruments. At June 30, 2015, the fair value of fixed rate debt was approximately $604,328 (carrying value of $591,004) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $300,000 (carrying value of $300,000). At December 31, 2014, the fair value of fixed rate debt was approximately $620,641 (carrying value of $592,459) and the fair value of variable rate debt, including the Company’s lines of credit, was approximately $304,983 (carrying value of $300,000). Long-term indebtedness was valued using Level 2 inputs, primarily market prices of comparable debt instruments.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

9.	SEGMENT INFORMATION

Segment description

In accordance with ASC Topic 280, “Segment Reporting,” the Company presents segment information based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The segment information is prepared on the same basis as the internally reported information used by the Company’s chief operating decision makers to manage the business.

The Company’s chief operating decision makers focus on the Company’s primary sources of income from apartment community rental operations. Apartment community rental operations are generally broken down into segments based on the various stages in the apartment community ownership lifecycle. These segments are described below. All commercial properties and other ancillary service and support operations are combined in the line item “other property segments” in the accompanying segment information. The segment information presented below reflects the segment categories based on the lifecycle status of each community as of January 1, 2014.

•	Fully stabilized communities – those apartment communities which have been stabilized (the earlier of the point at which a property reaches 95% occupancy or one year after completion of construction) for both 2015 and 2014.

•	Newly stabilized communities – those apartment communities which reached stabilized occupancy in 2014.

•	Lease-up communities – those apartment communities that are under development and lease-up but were not stabilized by the beginning of 2015, including communities that stabilized in 2015.

•	Held for sale and sold communities – those apartment and mixed-use communities classified as held for sale or sold in 2015 and those communities sold in 2014 (see note 2).

Segment performance measure

Management uses contribution to consolidated property net operating income (“NOI”) as the performance measure for its operating segments. The Company uses NOI, including NOI of stabilized communities, as an operating measure. NOI is defined as rental and other property revenue from real estate operations less total property and maintenance expenses from real estate operations (excluding depreciation and amortization). The Company believes that NOI is an important supplemental measure of operating performance for a REIT’s operating real estate because it provides a measure of the core operations, rather than factoring in depreciation and amortization, financing costs and general and administrative expenses generally incurred at the corporate level. This measure is particularly useful, in the opinion of the Company, in evaluating the performance of operating segment groupings and individual properties. Additionally, the Company believes that NOI, as defined, is a widely accepted measure of comparative operating performance in the real estate investment community. The Company believes that the line on the Company’s consolidated statement of operations entitled “net income (loss)” is the most directly comparable GAAP measure to NOI.

Segment information

The following table reflects each segment’s contribution to consolidated revenues and NOI together with a reconciliation of segment contribution to property NOI to consolidated net income for the three and six months ended June 30, 2015 and 2014. Additionally, substantially all of the Company’s assets relate to the Company’s property rental operations. Asset cost, depreciation and amortization by segment are not presented because such information at the segment level is not reported internally.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Fully stabilized communities	$84,401	$82,109	$167,098	$162,899
Newly stabilized communities	4,260	2,419	8,419	4,277
Lease-up communities	1,096	213	2,118	233
Held for sale and sold communities	—	4,820	—	10,689
Other property segments	5,400	5,242	10,640	9,998
Other	274	223	587	442

Consolidated revenues	$95,431	$95,026	$188,862	$188,538

Contribution to Property Net Operating Income
Fully stabilized communities	$50,981	$49,547	$101,312	$99,293
Newly stabilized communities	2,683	1,211	5,290	1,985
Lease-up communities	376	(168)	902	(268)
Held for sale and sold communities	—	2,574	—	5,346
Other property segments, including corporate management expenses	(395)	(156)	(864)	(651)

Consolidated property net operating income	53,645	53,008	106,640	105,705

Interest income	43	4	124	16
Other revenues	274	223	587	442
Depreciation	(21,418)	(20,829)	(42,675)	(42,596)
Interest expense	(7,753)	(10,433)	(15,846)	(21,677)
Amortization of deferred financing costs	(433)	(620)	(882)	(1,265)
General and administrative	(4,353)	(3,966)	(9,367)	(8,094)
Investment and development	(275)	(794)	(510)	(1,605)
Other investment costs	(154)	(210)	(288)	(483)
Other expenses	—	(502)	—	(1,409)
Equity in income of unconsolidated real estate entities, net	568	501	965	986
Gains on sales of real estate assets, net	(298)	36,092	1,475	36,902
Other income (expense), net	(195)	(196)	(390)	(391)
Net loss on extinguishment of indebtedness	—	(4,287)	(197)	(4,287)

Net income	$19,651	$47,991	$39,636	$62,244

10.	STOCK-BASED COMPENSATION PLANS

As the primary operating subsidiary of the Company, the Operating Partnership participates in and bears the compensation expenses associated with the Company’s stock-based compensation plans. The information discussed below relating to the Company’s stock-based compensation plans is also applicable for the Operating Partnership.

Incentive stock plans

Incentive stock awards are granted under the Company’s 2003 Incentive Stock Plan, as amended and restated in October 2008 (the “2003 Stock Plan”). Under the 2003 Stock Plan, an aggregate of 3,469 shares of common stock were reserved for issuance. Of this amount, stock grants count against the total shares available under the 2003 Stock Plan as 2.7 shares for every one share issued, while options (and stock appreciation rights (“SAR”) settled in shares) count against the total shares available as one share for every one share issued on the exercise of an option (or SAR). The exercise price of each option granted under the 2003 Stock Plan may not be less than the market price of the Company’s common stock on the date of the option grant and all options may have a maximum life of ten years. Participants receiving restricted stock grants are generally eligible to vote such shares and receive dividends on such shares. Substantially all stock option and restricted stock grants are subject to annual vesting provisions (generally three to five years) as determined by the compensation committee overseeing the 2003 Stock Plan.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Compensation costs for stock options have been estimated on the grant date using the Black-Scholes option-pricing method. The weighted average assumptions used in the Black-Scholes option-pricing model are as follows:

	Six months ended
	June 30,
	2015	2014
Dividend yield	2.7%	2.8%
Expected volatility	42.8%	43.0%
Risk-free interest rate	1.4%	1.8%
Expected option term (years)	6.0 years	6.0 years

The Company’s assumptions were derived from the methodologies discussed herein. The expected dividend yield reflects the Company’s current historical yield, which was expected to approximate the future yield at the date of grant. Expected volatility was based on the historical volatility of the Company’s common stock. The risk-free interest rate for the expected life of the options was based on the implied yields on the U.S. Treasury yield curve at the date of grant. The weighted average expected option term was based on the Company’s historical data for prior period stock option exercise and forfeiture activity.

Restricted stock

Compensation cost for restricted stock is amortized ratably into compensation expense over the applicable vesting periods. Total compensation expense related to restricted stock was $766 and $818 for the three months and $2,233 and $1,588 for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there was $4,866 of unrecognized compensation cost related to restricted stock. This cost is expected to be recognized over a weighted average period of 2.0 years.

A summary of the activity related to the Company’s restricted stock for the six months ended June 30, 2015 and 2014 is as follows:

	Six months ended June 30,
	2015		2014
	Shares	Weighted-Avg. Grant-Date Fair Value	Shares	Weighted-Avg. Grant-Date Fair Value
Unvested shares, beginning of period	76	$49	75	$48
Granted (1)	68	60	55	47
Vested	(8)	54	(1)	12

Unvested shares, end of period	136	54	129	48

1)	The total value of the restricted share grants for the six months ended June 30, 2015 and 2014 was $4,123 and $2,566, respectively.

Stock options

Compensation cost for stock options is amortized ratably into compensation expense over the applicable vesting periods. The Company recorded compensation expense related to stock options of $110 and $134 for the three months and $288 and $273 for the six months ended June 30, 2015 and 2014, respectively, recognized under the fair value method. At June 30, 2015, there was $727 of unrecognized compensation cost related to unvested stock options. This cost is expected to be recognized over a weighted average period of 2.1 years.

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A summary of stock option activity under all plans for the six months ended June 30, 2015 and 2014 is presented below:

	Six months ended June 30,
	2015		2014
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding, beginning of period	148	$46	539	$36
Granted	28	60	35	47
Exercised	(38)	48	(201)	34

Options outstanding, end of period (1)	138	49	373	38

Options exercisable, end of period (1)	77	45	311	36

Options vested and expected to vest, end of period (1)	135	49	371	38

Weighted average fair value of options granted during the period	$19.49		$15.21

1)	At June 30, 2015, the aggregate intrinsic value of stock options outstanding, exercisable and vested/expected to vest was $935, $725 and $925, respectively. At that same date, the weighted average remaining contractual lives of stock options outstanding, exercisable and vested/expected to vest was 7.0 years, 5.6 years and 7.0 years, respectively.

Upon the exercise of stock options, the Company issues shares of common stock from treasury shares or, to the extent treasury shares are not available, from authorized common shares. The total intrinsic value of stock options exercised for the six months ended June 30, 2015 and 2014 was $548 and $3,160, respectively.

At June 30, 2015, the Company segregated its outstanding options into two ranges, based on exercise prices, as follows:

Option Ranges	Options Outstanding			Options Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Life (Years)	Shares	Exercise Price
$37.04 - $46.93	80	$44	6.3	56	$43
$48.00 - $60.40	58	55	8.0	21	50

Total	138	49	7.0	77	45

Employee stock purchase plan

The Company maintains an Employee Stock Purchase Plan (the “ESPP”) approved by Company shareholders in 2014. The maximum number of shares issuable under the ESPP is 250. The purchase price of shares of common stock under the ESPP is equal to 85% of the lesser of the closing price per share of common stock on the first or last day of the trading period, as defined. The Company records the aggregate cost of the ESPP (generally the 15% discount on the share purchases) as a period expense. Total compensation expense relating to the ESPP was $56 and $39 for the three months and $110 and $78 for the six months ended June 30, 2015 and 2014, respectively.

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

POST PROPERTIES, INC. AND POST APARTMENT HOMES, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Operating Partnership files tax returns as a limited partnership under the Code. As a partnership, the income and losses of the Operating Partnership are allocated to its partners, including the Company, for inclusion in their respective income tax returns. Accordingly, no provision or benefit for income taxes has been included in the accompanying Operating Partnership financial statements. The Operating Partnership intends to make sufficient cash distributions to the Company to enable it to meet its annual REIT distribution requirements.

In the preparation of income tax returns in federal and state jurisdictions, the Company, the Operating Partnership and its taxable REIT subsidiaries assert certain tax positions based on their understanding and interpretation of the income tax law. The taxing authorities may challenge such positions and the resolution of such matters could result in the payment and recognition of additional income tax expense. Management believes it has used reasonable judgments and conclusions in the preparation of its income tax returns. The Company and its subsidiaries, including the Company’s taxable REIT subsidiaries (“TRSs”), income tax returns are subject to examination by federal and state tax jurisdictions for years 2011 through 2013. Net income tax loss carryforwards and other tax attributes generated in years prior to 2011 are also subject to challenge in any examination of the 2011 to 2013 tax years.

The Company utilizes TRSs principally to perform such non-REIT activities as asset and property management and other services. These TRSs are subject to federal and state income taxes. The income tax attributes associated with the TRSs are not material to the Company’s consolidated financial position or results of operations.

12.	OTHER EXPENSES

Other expenses for the three and six months ended June 30, 2014 included expenses of approximately $502 and $659, respectively, related to the upgrade of the Company’s operating and financial software systems. For the six months ended June 30, 2014, other expenses also included casualty losses of $750 primarily related to extreme winter weather conditions in many of the Company’s markets, and due to fire damage at one of the Company’s Atlanta, Georgia communities.

13.	LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses. Each party filed Motions for Summary Judgment, which were briefed in April 2014. In March 2015, the Court denied both Motions for Summary Judgment and requested supplemental briefing, which both sides submitted in June 2015. Until such time as the court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The Company is involved in various other legal proceedings incidental to their business from time to time, some of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these various other legal proceedings will not have a material effect on the Company’s results of operations, cash flows or financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company overview

Post Properties, Inc. (the “Company”) and its subsidiaries develop, own and manage upscale multi-family apartment communities in selected markets in the United States. The Company through its wholly-owned subsidiaries is the sole general partner, a limited partner and owns a majority interest in Post Apartment Homes, L.P. (the “Operating Partnership”), a Georgia limited partnership. The Operating Partnership, through its operating divisions and subsidiaries conducts substantially all of the on-going operations of the Company, a publicly traded corporation which operates as a self-administered and self-managed real estate investment trust (“REIT”). As used herein, the term “Company” includes Post Properties, Inc. and its subsidiaries, including Post Apartment Homes, L.P., unless the context indicates otherwise.

The Company has elected to qualify and operate as a self-administrated and self-managed REIT for federal income tax purposes. A REIT is a legal entity which holds real estate interests and is generally not subject to federal income tax on the income it distributes to its shareholders. The Operating Partnership is governed under the provisions of a limited partnership agreement, as amended. Under the provisions of the limited partnership agreement, as amended, Operating Partnership net profits, net losses and cash flow (after allocations to preferred ownership interests) are allocated to the partners in proportion to their common ownership interests. Cash distributions from the Operating Partnership shall be, at a minimum, sufficient to enable the Company to satisfy its annual dividend requirements to maintain its REIT status under the Code.

At June 30, 2015, the Company had interests in 23,365 apartment units in 59 communities, including 1,471 apartment units in four communities held in unconsolidated entities and 1,834 apartment units in five communities currently under development. At June 30, 2015, approximately 29.1%, 21.9%, 13.5% and 10.9% (on a unit basis) of the Company’s operating communities were located in the Atlanta, Georgia, Dallas, Texas, the greater Washington, D.C. and Tampa, Florida metropolitan areas, respectively.

At June 30, 2015, the Company owned approximately 99.8% of the common limited partnership interests (“Common Units”) in the Operating Partnership. Common Units held by persons other than the Company represented a 0.2% common noncontrolling interest in the Operating Partnership.

The discussion below is combined for the Company and the Operating Partnership as their results of operations and financial conditions are substantially the same except for the effect of the 0.2% weighted average common noncontrolling interest in the Operating Partnership.

Operations Overview

The following discussion provides an overview of the Company’s operations, and should be read in conjunction with the more full discussion of the Company’s operating results, liquidity and capital resources and risk factors reflected elsewhere in this Form 10-Q.

Property Operations

Favorable market fundamentals and demographics, a steadily improving economy and jobs market, and a still weak first-time homeowner market have contributed to improved multi-family housing demand and, consequently, positive revenue and net operating income (“NOI”) in the Company’s markets since 2010. Year-over-year same store revenues and NOI increased by 2.6% and 2.0%, or $4,199 and $2,019, respectively, in the first half of 2015, as compared to the first half of 2014. The Company’s operating results for the first half of 2015 and its outlook for the remainder of 2015 are more fully discussed in the “Results of Operations” and “Outlook” sections below. The Company’s outlook for the remainder of 2015 is based on the expectation that economic and employment conditions will continue to steadily improve. However, there continues to be risk and uncertainty in the economy and the jobs market. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, development of new multi-family rental units has continued to increase, which has increased the competitive supply of rental units in the markets in which the Company operates. This new supply contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist in 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Development Activity

In 2015, the Company initiated construction of Post Millennium Midtown™ in Atlanta, Georgia, consisting of 356 apartment units and total budgeted costs of $90,600. In addition, in 2015, the Company initiated a modest expansion of its Post Parkside™ at Wade, Phase II apartment community in Raleigh, North Carolina, consisting of 15 townhome rental units at a budgeted cost of $4,500. In 2014, the Company initiated construction of three apartment communities (Post Parkside™ at Wade, Phase II, Post Galleria™ and Post South Lamar™, Phase II) containing 1,123 apartment units and 5,800 square feet of retail space. Total budgeted development and construction costs for these projects were $199,300. An additional community, The High Rise at Post Alexander™, containing 340 apartment units and total budgeted costs of $75,500 began delivering and leasing units in the second quarter of 2015. The remaining units at this community are expected to be substantially completed in 2015. These communities are summarized in the “Liquidity and Capital Resources” section below under the sub-caption “Current Communities Under Development.”

In 2014 and into 2015, the Company completed the lease-up of four communities: Post 510™, Post Parkside™ at Wade, Phase I, Post Lake® at Baldwin Park, Phase III and Post Soho Square™. These communities contain 1,280 apartment units and 25,464 square feet of retail space. In addition, as discussed above, The High Rise at Post Alexander™ began leasing apartment units in the second quarter of 2015. For the newly stabilized and lease-up communities, operating results included increased revenues and net operating income of $2,724 and $2,016 for the three months ended and $6,027 and $4,475 for the six months ended June 30, 2015 and 2014, respectively.

The square footage amounts discussed above are approximate and actual amounts may vary. The Company currently expects to utilize available cash, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness, and, from time to time, asset sales to fund future estimated construction expenditures.

In addition, the Company may commence development activities at certain of its existing and new land sites over the next two years. Management believes, however, that the timing of such development starts will depend largely on a continued favorable outlook for multi-family apartment rentals, capital market conditions and the U.S. economy. Until such time as additional development activities commence or certain land positions are sold, the Company expects that operating results will be adversely impacted by costs of carrying land held for future investment or sale. There can be no assurance that land held for investment will be developed in the future or at all. Although the Company does not believe that any impairment exists at June 30, 2015, should the Company change its expectations regarding the timing and projected undiscounted future cash flows expected from land held for future investment, or the estimated fair value of its assets, the Company could be required to recognize impairment losses in future periods.

Financing Activity

In the first quarter of 2015, the Company refinanced its $330,000 unsecured lines of credit and $300,000 unsecured term loan facilities, resulting in reduced interest rates and extended maturity rates. These refinancings, coupled with the prepayment of secured indebtedness totaling $202,627 in 2014 using proceeds from apartment community sales, resulted in reduced gross interest expense, compared to 2014, of $2,198 for the three months ended June 30, 2015 and $5,213 for the six months ended June 30, 2015.

The following discussion should be read in conjunction with the selected financial data and with all of the accompanying consolidated financial statements appearing elsewhere in this report. This discussion is combined for the Company and the Operating Partnership as their results of operations and financial condition are substantially the same except for the effect of the 0.2% weighted average common minority interest in the Operating Partnership. See the summary financial information in the section below titled, “Results of Operations.”

Disclosure Regarding Forward-Looking Statements

Certain statements made in this report, and other written or oral statements made by or on behalf of the Company, may constitute “forward-looking statements” within the meaning of the federal securities laws. In addition, the Company, or the executive officers on the Company’s behalf, may from time to time make forward-looking statements in reports and other documents the Company files with the Securities Exchange Commission (SEC) or in connection with oral statements made to the press, potential investors or others. Statements regarding future events and developments and the Company’s future performance, as well as management’s expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws. Forward-looking statements include statements preceded by,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

followed by or that include the words “believes,” “expects,” “anticipates,” “plans,” “estimates,” “should,” or similar expressions. Examples of such statements in this report include expectations regarding economic and apartment market conditions, the Company’s anticipated operating results in 2015, expectations regarding future impairment charges, anticipated construction and development activities (including projected costs, timing and anticipated potential sources of financing of future development activities), expectations regarding cash flows from operating activities, expected costs of development, anticipated investment, interest and other expenses, expectations regarding the use of proceeds from outstanding borrowings and effective interest rates under the Company’s unsecured term loan and revolving credit facilities, expectations regarding compensation costs for stock-based compensation, expectations regarding the delivery of apartment units at lease-up communities, the Company’s expected debt levels, expectations regarding the availability of additional capital, unsecured and secured financing, the anticipated dividend level in 2015 and expectations regarding the source of funds for payment of the dividend, expectations regarding the Company’s ability to execute its 2015 business plan and to meet short-term and long-term liquidity requirements, including capital expenditures, development and construction expenditures, land and apartment community sales and acquisitions, dividends and distributions on its common and preferred equity and debt service requirements and long-term liquidity requirements including maturities of long-term debt and acquisition and development activities, the Company’s expectations regarding asset acquisitions and sales in 2015, the Company’s expectations regarding the use of joint venture arrangements, expectations regarding at-the-market common equity programs and the use of proceeds thereof, expectations regarding share repurchases, expectations regarding the DOJ matter and the outcome of and insurance coverage for other legal proceedings, and expectations regarding the Company’s ability to maintain its REIT status under the Internal Revenue Code. Forward-looking statements are only predictions and are not guarantees of performance. These statements are based on beliefs and assumptions of the Company’s management, which in turn are based on currently available information. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding the market for the Company’s apartment communities, demand for apartments in the markets in which it operates, competitive conditions and general economic conditions. These assumptions could prove inaccurate. The forward-looking statements also involve risks and uncertainties, which could cause actual results to differ materially from those contained in any forward-looking statement. Many of these factors are beyond the Company’s ability to control or predict. Such factors include, but are not limited to, the following:

•	The success of the Company’s business strategies described on pages 2 to 3 of the Company’s Form 10-K;

•	Conditions affecting ownership of residential real estate and general conditions in the multi-family residential real estate market;

•	Uncertainties associated with the Company’s real estate development and construction;

•	Uncertainties associated with the timing and amount of apartment community sales;

•	Exposure to economic and other competitive factors due to market concentration;

•	Future local and national economic conditions, including changes in job growth, interest rates, the availability of mortgage and other financing and related factors;

•	The Company’s ability to generate sufficient cash flows to make required payments associated with its debt financing;

•	The effects of the Company’s leverage on its risk of default and debt service requirements;

•	The impact of a downgrade in the credit rating of the Company’s securities;

•	The effects of a default by the Company or its subsidiaries on an obligation to repay outstanding indebtedness, including cross-defaults and cross-acceleration under other indebtedness or the responsibility for recourse guarantees;

•	The effects of covenants of the Company’s or its subsidiaries’ mortgage indebtedness on operational flexibility and default risks;

•	Uncertainties associated with the global capital markets, including the continued availability of traditional sources of capital and liquidity and related factors;

•	The Company’s ability to maintain its current dividend level;

•	The impact of any additional charges the Company may be required to record in the future related to any impairment in the carrying value of its assets;

•	The impact of competition on the Company’s business, including competition for residents in the Company’s apartment communities and development locations;

•	The Company’s ability to compete for limited investment opportunities;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

•	The effects of any decision by the government to eliminate Fannie Mae or Freddie Mac or reduce government support for apartment mortgage loans;

•	The effect of changes in interest rates and the effectiveness of interest rate hedging contracts;

•	The success of the Company’s acquired apartment communities;

•	The Company’s ability to succeed in new markets;

•	The costs associated with compliance with laws requiring access to the Company’s properties by persons with disabilities, including the impact of the Company’s ongoing litigation with the U.S. Department of Justice (“DOJ”) regarding the Americans with Disabilities Act and the Fair Housing Act as well as the impact of other litigation;

•	Any breach of the Company’s privacy or information security systems;

•	The effects of losses from natural catastrophes in excess of insurance coverage;

•	Uncertainties associated with environmental and other regulatory matters;

•	The costs associated with moisture infiltration and resulting mold remediation;

•	Uncertainties associated with increased costs to own and maintain the Company’s apartment communities;

•	Ongoing risks and uncertainties associated with the Company’s previous investment in for-sale condominium housing, including warranty and related obligations;

•	The Company’s ability to control joint ventures, properties in which it has joint ownership and corporations and limited partnership in which it has partial interests;

•	The Company’s ability to renew leases or relet units as leases expire;

•	The Company’s ability to continue to qualify as a REIT under the Internal Revenue Code;

•	The Operating Partnership’s ability to continue to be treated as a partnership under the Internal Revenue Code;

•	The effects of changes in accounting policies and other regulatory matters detailed in the Company’s filings with the Securities and Exchange Commission;

•	Increased costs arising from health care reform; and

•	Other factors, including the risk factors discussed in Item 1A of the Company’s Form 10-K.

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

Critical accounting policies and new accounting pronouncements

In the preparation of financial statements and in the determination of Company operating performance, the Company utilizes certain significant accounting policies. The Company’s significant accounting policies are included in the notes to the Company’s consolidated financial statements included in the Company’s Form 10-K. The Company’s critical accounting policies are those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. For a complete description of the Company’s critical accounting policies, please refer to pages 29 to 31 of the Company’s Form 10-K. There were no significant changes to the Company’s critical accounting policies and estimates for the three and six months ended June 30, 2015. The discussion below details the Company’s critical accounting policies related to asset impairments as well as the impact of the new accounting pronouncements relating to revenue recognition, consolidated reporting and the presentation of debt issuance costs and interest expense.

The Company continually evaluates the recoverability of the carrying value of its real estate assets using the methodology summarized in its accounting policies (see note 1 to the consolidated financial statements). Under current accounting literature, the evaluation of the recoverability of the Company’s real estate assets requires the judgment of Company management in the determination of the future cash flows expected from the assets and the estimated holding period for the assets. The Company uses market capitalization rates to determine the estimated residual value of its operating real estate assets and, generally, takes a long-term view of the holding period of its assets unless specific facts and circumstances warrant shorter holding periods (expected sales, departures from certain geographic markets, etc.). The Company considers a real estate asset held for investment as impaired if the undiscounted, estimated future cash flows of the asset (both the annual estimated cash flow from future operations and the estimated cash flow from the asset’s eventual sale) over its expected holding period are less than the asset’s net book value. For real estate assets held for sale, if any, the Company recognizes

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

impairment losses if an asset’s net book value is in excess of its estimated fair value, less costs to sell. At June 30, 2015, management believed it had applied reasonable estimates and judgments in determining the proper classification of its real estate assets and determined that no impairment existed. See notes 1 and 8 to the consolidated financial statements for a further discussion of the Company’s methodologies for determining the fair value of the Company’s real estate assets. Should external or internal circumstances change requiring the need to shorten the holding periods or adjust the estimated future cash flows of certain of the Company’s assets, the Company could be required to record impairment charges in the future.

In May 2014, Accounting Standards Update No. 2014-09 (“ASU 2014-09”), “Revenue from Contracts with Customers,” was issued. This new guidance establishes a single comprehensive revenue recognition model under U.S. GAAP and provides for enhanced disclosures. Under this new guidance, the amount of revenue recognized for certain transactions could differ from amounts recognized under existing accounting guidance and could also result in recognition in different reporting periods. Also, the provisions of ASU 2014-09 exclude revenue recognition regarding lease contracts. In July 2015, ASU 2014-09 was amended to defer the effective date by one year. The new guidance is effective for annual reporting periods beginning after December 15, 2017; however, adoption is permitted for annual reporting periods beginning after December 15, 2016. The Company expects to adopt ASU 2014-09 as of January 1, 2018 and is currently evaluating the impact that this new guidance may have on its results of operations.

In February 2015, Accounting Standards Update No. 2015-02 (“ASU 2015-02”), “Consolidation,” was issued. The new guidance primarily amends current consolidation accounting guidance with respect to the evaluation criteria for determining whether certain limited partnerships or similar legal entities and certain variable interest entities are subject to consolidated reporting. The new guidance is effective for reporting periods beginning after December 15, 2015. The Company expects to adopt ASU 2015-02 as of January 1, 2016 and is currently evaluating the impact this new standard may have on its financial position and results of operations.

In April 2015, Accounting Standards Update No. 2015-03 (“ASU 2015-03”), “Interest-Imputation of Interest”, was issued. The new guidance requires debt issuance costs to be reported as direct deductions from the face value of the related debt instrument in the preparation of consolidated balance sheets. Currently, such debt issuance costs are reported as deferred assets on the consolidated balance sheet. Further, the amortization of debt issuance costs will be reported as interest expense in the consolidated statement of operations, under ASU 2015-03. Currently, amortization expense of debt issuance costs is reported as a separate line item in the consolidated statement of operations. The new guidance is effective for reporting periods beginning after December 31, 2015. The Company expects to adopt ASU 2015-03 as of January 1, 2016.

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

For the three and six months ended June 30, 2015, the Company’s portfolio of operating apartment communities, excluding four communities held in unconsolidated entities, consisted of the following: (1) 50 communities that were completed and stabilized for all of the current and prior year, (2) two communities and portions of one community which reached stabilized occupancy in 2014, and (3) one community and portions of one community in lease-up, one of which reached stabilized occupancy in 2015.

The Company has adopted an accounting policy related to communities in the lease-up stage whereby substantially all operating expenses (including pre-opening marketing and management and leasing personnel expenses) are expensed as incurred. During the lease-up phase, the sum of interest expense on completed units and other operating expenses (including pre-opening marketing and management and leasing personnel expenses) will initially exceed rental revenues, resulting in a “lease-up deficit,” which continues until such time as rental revenues exceed such expenses. Lease-up deficits were $172 and $448 for the three months ended June 30, 2015 and 2014, respectively, and $172 and $949 for the six months ended June 30, 2015 and 2014, respectively. The Company expects to incur lease-up deficits for the full year of 2015 at lease-up communities, as the Company delivers completed apartment units at newly constructed communities.

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

All operating communities

The operating performance and capital expenditures from continuing operations for all of the Company’s apartment communities and other commercial properties summarized by segment for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended				Six months ended
	June 30,				June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Rental and other property revenues
Fully stabilized communities (1)	$84,401	$82,109	$2,292	2.8%	$167,098	$162,899	$4,199	2.6%
Newly stabilized communities (2)	4,260	2,419	1,841	76.1%	8,419	4,277	4,142	96.8%
Lease-up communities (3)	1,096	213	883	414.6%	2,118	233	1,885	809.0%
Held for sale and sold communities (4)	—	4,820	(4,820)	(100.0)%	—	10,689	(10,689)	(100.0)%
Other property segments (5)	5,400	5,242	158	3.0%	10,640	9,998	642	6.4%

	95,157	94,803	354	0.4%	188,275	188,096	179	0.1%

Property operating and maintenance expenses (excluding depreciation and amortization)
Fully stabilized communities (1)	33,420	32,562	858	2.6%	65,786	63,606	2,180	3.4%
Newly stabilized communities (2)	1,577	1,208	369	30.5%	3,129	2,292	837	36.5%
Lease-up communities (3)	720	381	339	89.0%	1,216	501	715	142.7%
Held for sale and sold communities (4)	—	2,246	(2,246)	(100.0)%	—	5,343	(5,343)	(100.0)%
Other property segments, including corporate management expenses (6)	5,795	5,398	397	7.4%	11,504	10,649	855	8.0%

	41,512	41,795	(283)	(0.7)%	81,635	82,391	(756)	(0.9)%

Property net operating income (7)	$53,645	$53,008	$637	1.2%	$106,640	$105,705	$935	0.9%

Capital expenditures (8)
Annually recurring	$3,871	$3,795	$76	2.0%	$6,139	$6,216	$(77)	(1.2)%

Periodically recurring	$1,824	$2,087	$(263)	(12.6)%	$2,522	$4,608	$(2,086)	(45.3)%

Average apartment units in service	20,108	20,194	(86)	(0.4)%	20,084	20,192	(108)	(0.5)%

1)	Communities which reached stabilization prior to January 1, 2014.
2)	Communities which reached stabilized occupancy in 2014.
3)	Communities in lease-up but were not stabilized by the beginning of 2015, including communities stabilized in 2015.
4)	Communities classified as held for sale and sold (and not reported as discontinued operations under ASC Topic 360).
5)	Other property segment revenues include revenues from commercial properties, revenues from furnished apartment rentals above the unfurnished rental rates and any property revenue not directly related to property operations. Other property segment revenues exclude other corporate revenues of $274 and $223 for the three months and $587 and $442 for the six months ended June 30, 2015 and 2014, respectively.
6)	Other expenses include expenses associated with commercial properties, furnished apartment rentals and corporate property management expenses. Corporate property management expenses were $3,198 and $2,934 for the three months and $6,296 and $5,824 ended June 30, 2015 and 2014, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

7)	A reconciliation of property net operating income to GAAP net income is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Fully stabilized community NOI	$50,981	$49,547	$101,312	$99,293
Property NOI from other operating segments	2,664	3,461	5,328	6,412

Consolidated property NOI	53,645	53,008	106,640	105,705

Add (subtract):
Interest income	43	4	124	16
Other revenues	274	223	587	442
Depreciation	(21,418)	(20,829)	(42,675)	(42,596)
Interest expense	(7,753)	(10,433)	(15,846)	(21,677)
Amortization of deferred financing costs	(433)	(620)	(882)	(1,265)
General and administrative	(4,353)	(3,966)	(9,367)	(8,094)
Investment and development	(275)	(794)	(510)	(1,605)
Other investment costs	(154)	(210)	(288)	(483)
Other expenses	—	(502)	—	(1,409)
Equity in income of unconsolidated real estate entities, net	568	501	965	986
Gains on sales of real estate assets, net	(298)	36,092	1,475	36,902
Other income (expense), net	(195)	(196)	(390)	(391)
Net loss on extinguishment of indebtedness	—	(4,287)	(197)	(4,287)

Net income	$19,651	$47,991	$39,636	$62,244

8)	In addition to those expenses which relate to property operations, the Company incurs annually recurring and periodically recurring capital expenditures relating to acquiring new assets, materially enhancing the value of an existing asset, or substantially extending the useful life of an existing asset, all of which are capitalized. Annually recurring capital expenditures are those that are generally expected to be incurred on an annual basis. Periodically recurring capital expenditures are those that generally occur less frequently than on an annual basis.

Fully stabilized communities

The Company defines fully stabilized communities as those which have reached stabilization prior to the beginning of the previous year. For the 2015 to 2014 comparison, fully stabilized communities are defined as those communities which reached stabilization prior to January 1, 2014. This portfolio consisted of 50 communities with 18,780 units, including 12 communities with 5,065 units (27.0%) located in Atlanta, Georgia, 15 communities with 4,725 units (25.2%) located in Dallas, Texas, 6 communities with 2,645 units (14.1%) located in the greater Washington D.C. metropolitan area, 4 communities with 2,111 units (11.2%) located in Tampa, Florida, 5 communities with 1,748 units (9.3%) located in Charlotte, North Carolina and 8 communities with 2,486 units (13.2%) located in other markets. The operating performance of these communities was as follows:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

	Three months ended			Six months ended
	June 30,			June 30,
	2015	2014	% Change	2015	2014	% Change
Rental and other revenues	$84,401	$82,109	2.8%	$167,098	$162,899	2.6%
Property operating and maintenance expenses (excluding depreciation and amortization)	33,420	32,562	2.6%	65,786	63,606	3.4%

Same store net operating income (1)	$50,981	$49,547	2.9%	$101,312	$99,293	2.0%

Capital expenditures (2)
Annually recurring	$3,744	$3,617	3.5%	$5,960	$5,879	1.4%
Periodically recurring	1,534	986	55.6%	2,089	2,310	(9.6)%

Total capital expenditures (A)	$5,278	$4,603	14.7%	$8,049	$8,189	(1.7)%

Total capital expenditures per unit
(A ÷ 18,780 units)	$281	$245	14.7%	$429	$436	(1.6)%

Average monthly rental rate per unit (3)	$1,448	$1,417	2.2%	$1,444	$1,411	2.3%

Average economic occupancy (4)	96.0%	95.9%	0.1%	95.5%	95.6%	(0.1)%

Physical occupancy, end of period (4)	95.5%	95.9%	(0.4)%	95.5%	95.9%	(0.4)%

Gross turnover (5)	56.1%	63.8%	(7.7)%	50.5%	56.5%	(6.0)%

Percentage rent increase - new leases (6)	2.0%	2.0%	0.0%	2.0%	2.1%	(0.1)%

Percentage rent increase - renewed leases (6)	4.7%	4.9%	(0.2)%	4.8%	4.7%	0.1%

1)	Net operating income of stabilized communities is a supplemental non-GAAP financial measure. See page 32 for a reconciliation of net operating income for stabilized communities to GAAP net income.
2)	A reconciliation of these segment components of property capital expenditures to total annually recurring and periodically recurring and total capital expenditures as presented in the consolidated statements of cash flows prepared under GAAP is detailed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Annually recurring capital expenditures by operating segment
Fully stabilized communities	$3,744	$3,617	$5,960	$5,879
Newly stabilized communities	4	2	7	9
Lease-up communities	2	1	3	4
Held for sale and sold communities	—	56	—	141
Commercial and other segments	121	119	169	183

Total annually recurring capital expenditures	$3,871	$3,795	$6,139	$6,216

Periodically recurring capital expenditures by operating segment
Fully stabilized communities	$1,534	$986	$2,089	$2,310
Newly stabilized communities	—	9	—	10
Lease-up communities	—	—	—	—
Held for sale and sold communities	—	182	—	439
Commercial and other segments	290	910	433	1,849

Total periodically recurring capital expenditures	$1,824	$2,087	$2,522	$4,608

Total revenue generating capital expenditures	$2,314	$2,052	$3,946	$3,338

Increase in capital expenditure accruals	$226	$445	$(298)	$110

Total property capital expenditures per statements of cash flows	$8,235	$8,379	$12,309	$14,272

The Company uses same store annually recurring and periodically recurring capital expenditures as cash flow measures. Same store annually recurring and periodically recurring capital expenditures are supplemental non-GAAP financial measures. The Company believes that same store annually recurring and periodically recurring capital expenditures are important indicators of the costs incurred by the Company in maintaining same store communities. The corresponding GAAP measures include information with respect to the Company’s other operating segments consisting of newly stabilized communities, lease-up communities, acquired communities, held for sale and/or sold communities and commercial properties in addition to same store information. Therefore, the Company believes that its presentation of same store annually recurring and periodically recurring capital expenditures is necessary to demonstrate same store replacement costs over time. The Company believes that the most directly comparable GAAP measure to same store annually recurring and periodically recurring capital expenditures is the line on the Company’s consolidated statements of cash flows entitled “total property capital expenditures.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

3)	Average monthly rental rate is defined as the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units, divided by total units.
4)	Average economic occupancy is defined as gross potential rent plus other rental fees less vacancy losses, model expenses and bad debt expenses divided by gross potential rent for the period, expressed as a percentage. Gross potential rent is defined as the sum of the gross actual rental rates for leased units and the anticipated rental rates for unoccupied units. The calculation of average economic occupancy does not include a deduction for net concessions and employee discounts. Average economic occupancy, including these amounts, would have been 95.6% and 95.2% for the three months and 95.0% and 94.9% for the six months ended June 30, 2015 and 2014, respectively. For the three months ended June 30, 2015 and 2014, net concessions were $228 and $384, respectively, and employee discounts were $155 and $165, respectively. For the six months ended June 30, 2015 and 2014, net concessions were $486 and $846, respectively, and employee discounts were $314 and $325, respectively. Physical occupancy is defined as the number of units occupied divided by the total apartment units, expressed as a percentage.
5)	Gross turnover represents the percentage of leases expiring during the period that are not renewed by the existing resident(s).
6)	Percentage change is calculated using the respective new or renewed rental rate as of the date of a new lease, as compared with the previous rental rate on that same unit. Accordingly, these percentage changes may differ from the change in the average monthly rental rate per unit due to the timing of move-ins and/or the term of the respective leases.

Comparison of three months ended June 30, 2015 to three months ended June 30, 2014

The Operating Partnership reported net income available to common unitholders of $18,729 for the three months ended June 30, 2015, compared to $46,915 for the three months ended June 30, 2014. The Company reported net income available to common shareholders of $18,688 for the three months ended June 30, 2015, compared to $46,797 for the three months ended June 30, 2014. As discussed below, the decrease in income between periods primarily reflects the gain on sale of an apartment community in 2014 and the decrease in net operating income from communities sold in 2014, partially offset by reduced interest expense, reduced debt extinguishment losses and the incremental improvement in the operating performance of the Company’s fully stabilized, newly stabilized and lease-up communities in 2015.

Rental and other revenues from property operations increased $354 or 0.4% from 2014 to 2015 primarily due to increased revenues from the Company’s fully stabilized communities of $2,292 or 2.8%, increased revenues of $1,841 from newly stabilized communities and increased revenues of $883 from lease-up communities, offset by decreased revenues of $4,820 from the sales of three communities in 2014. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from newly stabilized communities reflects the stabilization of two communities and portions of one community in 2014. The revenue increase from lease-up communities primarily reflects the lease-up of one community in 2014 and into 2015. The revenue decrease from held for sale and sold communities primarily reflects the sale of one community in May 2014 and two communities in September 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $283 or 0.7% from 2014 to 2015 primarily due to decreased expenses of $2,246 from the sales of three communities (discussed above) in 2014, partially offset by increases from fully stabilized communities of $858 or 2.6%, increases of $369 from newly stabilized communities, increases of $339 from lease-up communities, and increases of $397 from other property segments. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from newly stabilized communities reflects the stabilization of two communities and portions of one community in 2014. The expense increase from lease-up communities primarily reflects the operating expenses associated with the lease-up of one development community in 2014 and into 2015 and the initial operating expenses associated with another community that began initial leasing activities in the second quarter of 2015. The expense increase from other property segments primarily reflects modest increases in commercial property expenses as well as modest increases in corporate property management expenses.

For the three months ended June 30, 2015, there were no sales of wholly owned apartment communities. In 2015, gains on sales of real estate assets included state tax expense of $298 related to an asset sale. In the three months ended June 30, 2014, the Company closed the sale of one apartment community and recognized a gain in continuing operations of $36,092. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

Depreciation expense increased $589 or 2.8% from 2014 to 2015 primarily due to increased depreciation of $243 related to the completion of apartment units at one lease-up community in 2014 and $351 related to newly stabilized communities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

General and administrative expenses increased $387 or 9.8% from 2014 to 2015 primarily due to increased net compensation costs primarily due to somewhat higher annual incentive plan expenses in 2015 resulting from the timing of expense recognition between years and due to increased technology costs related to system upgrades completed in 2014. The increased costs were partially offset by decreased long-term incentive plan expenses between years due to the accelerated vesting of annual awards in the first quarter of 2015 for certain officers who reached retirement age under the plan.

Investment and development expenses decreased $519 or 65.4% from 2014 to 2015 primarily due to increased capitalization of development personnel and associated costs to development projects of $701 between years. This increase was due to increased capitalization at four communities commenced in 2014 and 2015, partially offset by the reduction of development capitalization at four communities that were completed in 2014. Additionally, development personnel and other costs increased by $182 between years. The Company expects to continue to complete portions of its existing development pipeline in 2015 and also expects to commence new developments later in 2015. The Company expects that the capitalization of development costs and expenses will be moderately higher in 2015, which will result in decreased net investment and development expenses in 2015.

Other investment costs decreased $56 or 26.7% from 2014 to 2015. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease primarily reflects reduced land carry expenses related to land placed under development in 2014 and 2015.

Other expenses of $502 in 2014 related to consulting expenses associated with the strategic initiative to upgrade the Company’s operating and financial software systems.

Interest expense decreased $2,680 or 25.7% from 2014 to 2015 primarily due to decreased interest costs of $1,737 resulting from the prepayment of $202,627 of mortgage indebtedness in 2014, using available cash and net proceeds from apartment community sales, decreased interest costs of $461 on unsecured bank line of credit and term loan facilities resulting from the January 2015 refinancing of these facilities at lower rates and increased interest capitalization to development projects of $482 in 2015. Increased interest capitalization on the Company’s development projects primarily related to increased capitalization at five communities under construction that commenced in 2013, 2014 and 2015, partially offset by decreased interest capitalization on four communities substantially completed in 2014. The Company expects interest expense for the full year of 2015 to be lower than in 2014 due to decreased interest costs resulting from the early retirement of certain mortgage indebtedness associated with apartment communities sold in 2014, the January 2015 refinancing of the Company’s unsecured credit facilities at lower interest rates, and increased interest capitalization on increased development and construction activities between years.

Annually recurring and periodically recurring capital expenditures decreased $187 or 3.2% from 2014 to 2015. The decrease in periodically recurring capital expenditures of $263 primarily reflects reduced tenant improvements at an office property and reduced expenditures at the communities sold in 2014, partially offset by increased net structural and exterior remediation projects due to the timing of expenditures at five communities between years. For the full year 2015, the Company expects periodically recurring capital expenditures to be modestly higher than 2014 primarily due to the timing of exterior remediation projects between years. The increase in annually recurring capital expenditures of $76 primarily reflects a general increase in expenditures due to the timing of expenditures between years, partially offset by reduced expenditures at three communities sold in 2014. For the full year 2015, the Company expects annually recurring capital expenditures to be moderately higher than 2014 primarily due to targeted equipment and structural upgrades at one community and modest increases throughout the portfolio in 2015.

Fully stabilized communities

Rental and other revenues increased $2,292 or 2.8% from 2014 to 2015. This increase primarily resulted from a 2.2% increase in the average monthly rental rate per apartment unit between periods. The increase in average rental rates resulted in a revenue increase of approximately $1,723 between periods. Average economic occupancy was generally consistent between years. The occupancy change between periods resulted in increased vacancy losses of $58 in 2015. The remaining increase in rental and other property revenues of $627 was primarily due to increased leasing fees and lower net concessions between years. Average rental rate increases were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of revenue trends for 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $858 or 2.6% from 2014 to 2015. This increase was primarily due to increased property tax expenses of $671 or 5.2%, increased utility expenses of $311 or 8.5%, increased other expenses of $240 or 12.2% and increased personnel expenses of $62 or 0.9%, somewhat offset by reduced maintenance expenses of $377 or 6.5%. The increase in property tax expenses primarily reflects increased expense accruals in 2015 due to higher expected real estate valuations by tax authorities in most of the Company’s markets, partially offset by favorable prior year tax settlements of $418. The increase in utility expenses primarily due to sales tax refunds in 2014 of $305 in the Company’s Texas markets. The increase in other expenses primarily reflects increased information technology costs in 2015. Personnel expenses increased primarily due to annual salary increases. Maintenance expenses decreased primarily due to reduced exterior paint expenses and the general timing of expenses between years. See the “Outlook” section below for a discussion of expense trends for 2015.

Comparison of six months ended June 30, 2015 to six months ended June 30, 2014

The Operating Partnership reported net income available to common unitholders of $37,792 for the six months ended June 30, 2015, compared to $60,262 for the six months ended June 30, 2014. The Company reported net income available to common shareholders of $37,709 for the six months ended June 30, 2015, compared to $60,111 for the six months ended June 30, 2014. As discussed below, the decrease in income between periods primarily reflects a gain on the sale of an apartment community in 2014 and the decrease in net operating income from communities sold in 2014, partially offset by reduced interest expense, reduced debt extinguishment losses and the incremental improvement in the operating performance of fully stabilized, newly stabilized and lease-up communities in 2015.

Rental and other revenues from property operations increased $179 or 0.1% from 2014 to 2015 primarily due to increased revenues from the Company’s fully stabilized communities of $4,199 or 2.6%, increased revenues of $4,142 from newly stabilized communities and increased revenues of $1,885 from lease-up communities, partially offset by decreased revenues of $10,689 from held for sale and sold communities. The revenue increase from fully stabilized communities is discussed in more detail below. The revenue increase from newly stabilized communities reflects the stabilization of two communities and portions of one community in 2014. The revenue increase from lease-up communities primarily reflects the lease-up of one community in 2014 and into 2015. The revenue decrease from held for sale and sold communities primarily reflects the sale of one community in early May 2014 and two communities in September 2014.

Property operating and maintenance expenses (exclusive of depreciation and amortization) decreased $756 or 0.9% from 2014 to 2015 primarily due to decreased expenses of $5,343 from the sale of three communities (described above) in 2014, partially offset by increased expenses from fully stabilized communities of $2,180 or 3.4%, increases of $837 from newly stabilized communities, increases of $715 from lease-up communities and increases of $855 from other property segments. The increased expense from fully stabilized communities is discussed in more detail below. The expense increase from newly stabilized communities reflects the stabilization of two communities and portions of one community in 2014. The expense increase from lease-up communities primarily reflects the operating expenses associated with the lease-up of one development community in 2014 and into 2015. The expense increase from other property segments primarily reflects modest increases in commercial property expenses as well as modest increases in corporate property management expenses.

For the six months ended June 30, 2015, the Company recognized a gain of $1,773 on the sale of its remaining condominium retail space at its former condominium community in Austin, Texas. In 2015, gains on sales of real estate assets also included state tax expense of $298 related to an asset sale. The Company has no further investment in residential or retail condominium properties at June 30, 2015. There were no sales of wholly owned apartment communities in 2015. In the six months ended June 30, 2014, the Company closed the sale of one apartment community and recognized a gain in continuing operations of $36,092. For the six months ended June 30, 2014, the Company also recognized gains on condominium sales activities of $810 resulting from the sale of the final residential condominium unit at the Company’s former condominium community in Atlanta, Georgia. The Company may continue to be a seller of apartment communities in future periods depending on market conditions and consistent with its investment strategy of recycling investment capital to fund investment and development activities and to provide additional cash liquidity, as discussed in the “Liquidity and Capital Resources” section below. The timing and amount of future gain recognition will fluctuate based on the size and individual age of apartment communities sold.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Depreciation expense increased $79 or 0.2% from 2014 to 2015, primarily due to increased depreciation of $591 related to the completion of apartment units at one lease-up community in 2014 and $831 related to newly stabilized communities, somewhat offset by decreased depreciation of $1,239 related to the cessation of depreciation on three communities classified as held for sale as of March 2014.

General and administrative expenses increased $1,273 or 15.7% from 2014 to 2015 primarily due to increased net compensation costs primarily due to increased long-term incentive plan expense resulting from the accelerated vesting of annual awards for certain officers who reached the retirement age under the Company’s incentive compensation plans and due to increased awards for other officers between years. General and administrative expenses also increased due to somewhat higher annual incentive plan expenses in 2015 primarily due to the timing of expense recognition between years and due to increased information technology costs related to system upgrades in 2014.

Investment and development expenses decreased $1,095 or 68.2% from 2014 to 2015 primarily due to increased capitalization of development personnel and associated costs to development projects of $1,347. The increase was due to increased capitalization at four communities, commenced in 2014 and 2015, partially offset by decreased capitalization at four development communities that were completed in 2014. Additionally, development personnel and other costs increased by $252. The Company expects to continue to complete portions of its existing development pipeline and commence additional developments in 2015. The Company expects that the capitalization of development costs and expenses will be moderately higher in 2015, which will result in decreased net investment and development expenses in 2015.

Other investment costs decreased $195 or 40.4% from 2014 to 2015. Other investment costs primarily include land carry expenses, such as property taxes and assessments. The decrease primarily reflects reduced land carry expenses related to land placed under development in 2014 and 2015.

Other expenses of $1,409 in 2014 included expenses of $659 related to the upgrade of the Company’s operating and financial software systems and estimated casualty losses of $750 related to extreme weather conditions in many of the Company’s markets, and due to fire damage at one of the Company’s Atlanta, Georgia communities.

Interest expense decreased $5,831 or 26.9% from 2014 to 2015 primarily due to decreased interest costs of $4,440 resulting from the prepayment of $202,627 of mortgage indebtedness in 2014, using available cash and net proceeds from an apartment community sale, decreased interest costs of $773 on unsecured bank line of credit and term loan facilities resulting from the January 2015 refinancing of these facilities at lower rates and increased interest capitalization to development projects of $618 in 2015. Increased interest capitalization on the Company’s development projects primarily related to increased capitalization at five communities under construction that commenced in 2013, 2014 and 2015, partially offset by decreased interest capitalization on four communities substantially completed in 2014. The Company expects interest expense for the full year of 2015 to be lower than in 2014 due to decreased interest costs resulting from the early retirement of certain mortgage indebtedness associated with apartment communities sold in 2014, the January 2015 refinancing of the Company’s unsecured credit facilities at lower interest rates, and increased interest capitalization on increased development and construction activities between years.

Annually recurring and periodically recurring capital expenditures decreased $2,163 or 20.0% from 2014 to 2015. The decrease in periodically recurring capital expenditures of $2,086 primarily reflects reduced tenant improvements at an office property, reduced structural and exterior remediation improvements at three communities, reduced expenditures at three communities sold in 2014 as well as the recovery in 2015 of prior year capital expenditures totaling $545 through vendor litigation related to the replacement of sprinkler systems at one community. These reduced expenditures were partially offset by the timing of increased structural and exterior remediation improvement projects at four communities in 2015. For the full year 2015, the Company expects periodically recurring capital expenditures to be modestly higher than 2014 primarily due to the timing of structural and exterior remediation projects between years. The decrease in annually recurring capital expenditures of $77 primarily reflects reduced expenditures at three communities sold in 2014 and the general timing of expenditures between years. For the full year 2015, the Company expects annually recurring capital expenditures to be moderately higher than in 2014 primarily due to targeted equipment and structural upgrades at one community and modest increases throughout the portfolio in 2015.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Fully stabilized communities

Rental and other revenues increased $4,199 or 2.6% from 2014 to 2015. This increase primarily resulted from a 2.3% increase in the average monthly rental rate per apartment unit between periods. The increase in average rental rates resulted in a revenue increase of approximately $3,725 between periods. Average economic occupancy was generally consistent between years. The occupancy change between periods resulted in increased vacancy losses of $447 in 2015. The remaining increase in rental and other property revenues of $921 was primarily due to increased leasing fees and lower net concessions. Average rental rate increases and higher occupancy rates were primarily due to increasing rental demand resulting from a gradually improving economy, favorable demographics and favorable market fundamentals. See the “Outlook” section below for an additional discussion of trends for 2015.

Property operating and maintenance expenses (exclusive of depreciation and amortization) increased $2,180 or 3.4% from 2014 to 2015. This increase was primarily due to increased property tax expenses of $1,633 or 6.3%, increased personnel expenses of $239 or 1.8% and increased other expenses of $420 or 11.0%, somewhat offset by reduced maintenance expenses of $147 or 1.5%. The increase in property tax expenses primarily reflects increased expense accruals in 2015 due to higher real estate valuations by tax authorities in most of the Company’s markets, partially offset by favorable prior year tax settlements of $418. Personnel expenses increased primarily due to annual salary increases. The increase in other expenses primarily reflects increased information technology costs in 2015. Maintenance expenses decreased primarily due to reduced exterior paint expenses and due to the recovery of $194 in 2015 related to prior year water damage claims at one community. See the “Outlook” section below for a discussion of expense trends for 2015.

Asset disposals

In 2014, the Company classified three apartment communities, containing 645 units, as held for sale. Two of the communities, containing 337 units were located in New York, New York and the additional community, containing 308 units, was located in Houston, Texas. The Company determined that these communities did not meet the criteria for discontinued operations reporting and, accordingly, were included in continuing operations. These communities were sold, and the Company recognized gains on sales, in the second and third quarters of 2014. This disposition activity is part of the Company’s on-going investment strategy of recycling investment capital to fund investment and development of apartment communities. The revenues, expenses and net income associated with these three communities for the three and six months ended June 30, 2014 were as follows:

	Three months ended	Six months ended
	June 30, 2014	June 30, 2014
Revenues
Rental	$4,769	$10,540
Other property revenues	51	149

Total revenues	4,820	10,689
Property operating and maintenance expenses	(2,246)	(5,343)

Net operating income	2,574	5,346
Other expenses
Depreciation	—	(1,239)
Interest	(1,251)	(2,588)
Amortization of deferred financing costs	(59)	(118)

Total other expenses	(1,310)	(3,945)

Gains on sales of real estate assets	36,092	36,092

Net income	$37,356	$37,493

Net income, net of noncontrolling interest	$37,202	$37,355

As discussed under “Liquidity and Capital Resources” below, the Company has sold and may continue to sell real estate assets in future periods as part of its overall investment, disposition and acquisition strategy depending upon market conditions. As such, the Company may continue to have additional assets classified as held for sale; however, the timing and amount of future asset sales will fluctuate based on the size and individual age of the apartment communities sold and, as a result, the future impact on aggregate revenues, expenses and gain recognition will vary from year to year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Outlook

The outlook and assumptions presented below are forward-looking and are based on the Company’s future view of apartment market and general economic conditions, as well as other risks outlined above under the caption “Disclosure Regarding Forward-Looking Statements.” There can be no assurance that the Company’s actual results will not differ materially from the outlook and assumptions set forth below. The Company assumes no obligation to update this outlook in the future.

The Company’s outlook for 2015 is based on the expectation that economic and employment conditions will continue to steadily improve. However, there continues to be risk and uncertainty in the economy and the jobs market. If the economic recovery was to stall or U.S. economic conditions were to worsen, the Company’s operating results would be adversely affected. Furthermore, a moderate supply of new apartment units over the past several years, coupled with improving multi-family housing demand in the Company’s markets, has generally supported improved operating fundamentals in the multi-family rental markets. As such, development of new multi-family rental units has continued to increase, which has increased the competitive supply of new rental units in the markets in which the Company operates. This new supply has contributed to a moderation in the rate of rental income and NOI growth in recent years and this trend is expected to persist in 2015.

Rental and other revenues from fully stabilized communities are expected to increase moderately for 2015, compared to 2014, driven primarily by new and renewed leases being completed at moderately higher market rental rates, as the Company expects to generally maintain occupancy levels relatively consistent with those in 2014. The rate of revenue growth is expected to be somewhat consistent with 2014, as increased demand attributable to a steadily improving economy and jobs market and a still weak first-time homebuyer market offsets increases in the new supply of competitive rental apartments in most markets. Operating expenses of fully stabilized communities are expected to increase moderately for 2015, compared to 2014. The Company expects property tax, personnel and utility expenses to be the largest contributors to operating expense growth. As a result, management expects fully stabilized community net operating income to increase modestly for 2015. Further, management expects net operating income from newly stabilized communities to increase moderately in 2015 as these communities reached stabilized occupancy in 2014. Management also expects that net operating income from lease-up communities will increase moderately in 2015. Offsetting these increases, net operating income is expected to decline in 2015 due to the impact of the sale of three communities in 2014.

Management expects general and administrative, property management and investment and development expenses (before amounts capitalized to development projects) to increase moderately for 2015, compared to 2014, but are expected to be more than offset by increases in amounts capitalized to development projects. Capitalized development personnel and costs are expected to increase in 2015 due to five apartment communities under construction at June 30, 2015 and the expectation of additional development starts in 2015. Other expenses are expected to decline in 2015 due to the completion of technology system upgrades in 2014 and due to the timing of weather-related and casualty losses in 2014.

Management expects interest expense for 2015 to be lower than in 2014 due to the early retirement of indebtedness in connection with asset sales in 2014, as well as the refinancing of the Company’s unsecured term loan and line of credit facilities at lower interest rates in January 2015, and due to increased interest capitalization related to expected increases in the volume of communities under construction in 2015.

The Company currently expects to utilize available cash, retained 2015 operating cash flow, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales to fund future estimated construction expenditures. See “Liquidity and Capital Resources” section below where discussed further. The Company’s 2015 outlook does not currently anticipate any additional share issuances under at-the-market equity programs in 2015. Future sales under any at-the-market common equity program will depend upon a variety of factors, including, among others, the volume of investment activities, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

The Company’s net cash provided by operating activities increased from $77,722 for the six months ended June 30, 2014 to $87,875 for the six months ended June 30, 2015 primarily due to reduced net interest expense and increased property net operating income in 2015 from fully stabilized, newly stabilized and lease-up communities. For the full year 2015, the Company expects cash flows from operating activities to increase moderately resulting from expected increases from fully stabilized, newly stabilized and lease-up communities, offset by apartment communities sold in 2014, as discussed above, and due to lower interest expense in 2015.

Net cash flow provided by investing activities of $20,806 for the six months ended June 30, 2014 changed to net cash flow used in investing activities of $57,400 for the six months ended June 30, 2015 primarily due to proceeds received on sales of real estate assets in 2014, partially offset by increased construction and development expenditures between periods, as certain development projects were nearing completion in 2014 and new projects were commenced in 2014 and in early 2015. For the full year 2015, the Company expects to continue to incur development expenditures on its existing development projects.

Net cash flows used in financing activities decreased from $163,437 for the six months ended June 30, 2014 to $51,930 for the six months ended June 30, 2015 primarily due to payments on indebtedness in 2014, partially offset by increased dividends to shareholders between years. For the full year 2015, based on its current outlook, the Company expects minimal to no new debt issuances or equity issuances under any at-the-market equity program as the Company currently expects to use available cash and cash flow from operations to fund current development expenditures, and no debt is scheduled to mature in 2015.

Since 1993, the Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended. Management currently intends to continue operating the Company as a REIT in 2015. As a REIT, the Company is subject to a number of organizational and operating requirements, including a requirement to distribute 90% of its adjusted taxable income to its shareholders. As a REIT, the Company generally will not be subject to federal income taxes on its taxable income it distributes to its shareholders.

Generally, the Company’s objective is to meet its short-term liquidity requirement of funding the payment of its current level of quarterly preferred and common stock dividends to shareholders through its net cash flows provided by operating activities, less its annually recurring and periodically recurring property and corporate capital expenditures. These operating capital expenditures are the capital expenditures necessary to maintain the earnings capacity of the Company’s operating assets over time. For the six months ended June 30, 2015, the Company’s net cash flow from operations, reduced by annual operating capital expenditures, was sufficient to fully fund the Company’s dividend payments to common and preferred shareholders.

In June 2015, the Company’s board of directors increased the quarterly dividend rate from $0.40 to $0.44 per common share. The Company currently expects to maintain the quarterly dividend payment rate to common shareholders of $0.44 per common share for the remainder of 2015. However, future dividend payments by the Company will be paid at the discretion of the board of directors and will depend on the actual funds from operations of the Company, the Company’s financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors that the board of directors deems relevant. The Company’s board of directors reviews the dividend quarterly, and there can be no assurance that the current dividend level will be maintained.

To the extent the Company continues to pay dividends at rates determined by the board of directors, the Company expects to use net cash flows from operations reduced by annual operating capital expenditures to fund the dividend payments to common and preferred shareholders. The Company may also use cash and cash equivalents and, if its net cash flows from operations are not sufficient to meet its anticipated dividend payment rate, line of credit borrowings to fund dividend payments. The Company’s dividends can be paid as a combination of cash and stock in order to satisfy the annual distribution requirements applicable to REITs. To the extent that management considers it advisable to distribute gains from any future asset sales to shareholders in the form of a special dividend, the Company may pay a portion of such dividend in the form of stock to preserve liquidity. The Company’s net cash flow from operations continues to be sufficient to meet the dividend requirements necessary to maintain its REIT status.

The Company generally expects to utilize available net cash flow from operations, net proceeds from the sale of certain operating communities, available cash and cash equivalents and available capacity under its revolving lines of credit to fund its short-term liquidity requirements, including capital expenditures, dividends and distributions on its common and preferred

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

equity and its debt service requirements. The Company generally expects to fund its long-term liquidity requirements, including maturities of long-term debt and acquisition and development activities, through long-term unsecured and secured borrowings, possibly through the sale of selected operating communities, through net proceeds from at-the-market common equity programs and possibly through equity or leveraged joint venture arrangements. As it has done in the past, the Company may also use joint venture arrangements in future periods to reduce its market concentrations in certain markets, build critical mass in other markets and to reduce its exposure to certain risks of its future development activities.

As previously discussed, the Company has used the proceeds from the sale of selected operating communities and condominium homes as one means of funding its development and acquisition activities. Total net sales proceeds from operating community and condominium sales for the six months ended June 30, 2015 and for the full year of 2014 were $4,529 and $331,578, respectively. The proceeds from these asset sales were used to prepay certain mortgage indebtedness, to increase available cash and cash equivalent balances and to fund development and investment activities. As of June 30, 2015, the Company had no apartment communities held for sale.

The Company had an at-the-market common equity sales program for the sale of up to 4,000 shares of common stock, which expired in the second quarter of 2015. The Company had not used this program. The Company uses at-the-market common equity programs, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet. Sales under any program will be dependent on a variety of factors, including, among others, market conditions, the trading price of the Company’s common stock relative to other sources of capital and the Company’s liquidity position.

As of June 30, 2015, the Company’s aggregate pipeline of five apartment communities under development totaled approximately $369,900, of which approximately $228,600 remained to be incurred by the Company. The Company may also begin additional developments in 2015 and in future periods. The Company currently expects to utilize available cash, retained cash flow from operations, available borrowing capacity under its unsecured bank credit facilities, or other indebtedness and, from time to time, asset sales to fund future estimated construction expenditures.

As of July 31, 2015, the Company had cash and cash equivalents of approximately $95,000. Additionally, the Company had no outstanding borrowings, and $122 of outstanding letters of credit under its $330,000 combined unsecured revolving line of credit facilities. The terms, conditions and restrictive covenants associated with the Company’s unsecured revolving line of credit facilities, term loan and senior unsecured notes are summarized in note 4 to the consolidated financial statements. Management believes the Company was in compliance with the covenants of the Company’s unsecured revolving lines of credit, term loan and senior unsecured notes at June 30, 2015.

Management believes it will have adequate available cash and capacity under its unsecured revolving lines of credit to execute its 2015 business plan and meet its short-term liquidity requirements. The Company also currently believes that it will continue to have access to additional equity capital, unsecured debt financing and secured debt financing through loan programs sponsored by Fannie Mae, Freddie Mac and other secured lenders. In the past, the Company has utilized loan programs sponsored by Fannie Mae and Freddie Mac as a key source of capital to finance its growth and its operations. Should these entities discontinue providing liquidity to the multi-family sector, it could significantly reduce the Company’s access to debt capital and/or increase borrowing costs and could adversely affect the development of multi-family homes. In addition, the amount and timing of any new debt financings may be limited by restrictive covenants under the Company’s current unsecured debt arrangements, such as coverage ratios and limitations on aggregate secured debt as a percentage of total assets, as defined. There can be no assurances that secured financing will continue to be available through U.S. government sponsored programs and other secured lenders or that the Company’s access to additional debt financings will not be limited by its financial covenants.

Unsecured Line of Credit and Term Loan Refinancing

In January 2015, the Company closed the refinancing of its $330,000 unsecured lines of credit for an initial four-year term maturing in January 2019, with a one-year extension option. The refinancing reduced the current stated interest rate from London Interbank Offered Rate (LIBOR) plus 1.225%, to LIBOR plus 1.05%. The current stated annual facility fee was also reduced to 0.20% of the aggregate loan commitments. Also in January 2015, the Company closed the refinancing of its $300,000 unsecured bank term loan facility which extends the maturity date from January 2018 to January 2020. The refinanced term loan facility reduced the current stated interest rate from LIBOR plus 1.70% to LIBOR plus 1.15%. The Company maintains interest rate swap agreements that fix the variable interest cost associated with this term loan facility through its prior maturity date in January 2018. The blended effective interest rate, after considering the impact of the interest rate swap arrangements, was reduced from 3.24% to 2.69% through January 2018, the termination date of the interest rate swap arrangements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Stock and debt repurchase programs

The Company had an at-the market common equity sales program for the sale of up to 4,000 shares of common stock, which expired in the second quarter of 2015. The Company had not used this program. The Company uses at-the-market equity programs, from time to time, as an additional source of capital and liquidity and to maintain the strength of its balance sheet.

In December 2014, the Company’s board of directors adopted a stock and unsecured note repurchase program under which the Company and the Operating Partnership may repurchase up to $200,000 of common and preferred stock and unsecured notes through December 31, 2017. No stock or unsecured notes have been repurchased under this program through June 30, 2015. In August 2015, the Company announced a plan to allocate up to $100,000 of this capacity to pursue a program of common share repurchases over approximately the next 12 months. Such repurchases are expected to be conditioned on the trading price of the Company’s common stock in relation to management’s estimates of the net asset value of the Company’s portfolio, and on general economic and market conditions. There can be no assurance that any common shares will be repurchased under this program.

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

The Company capitalizes interest, real estate taxes, and certain internal personnel and associated costs related to apartment communities under development and construction. The incremental personnel and associated costs are capitalized to the projects under development and construction based upon the effort associated with such projects. The Company treats each unit in an apartment community separately for cost accumulation, capitalization and expense recognition purposes. Prior to the commencement of leasing activities, interest and other construction costs are capitalized and included in construction in progress. The Company ceases the capitalization of such costs as the residential units in a community become substantially complete and available for occupancy. This practice results in a proration of these costs between amounts that are capitalized and expensed as the residential units in a development community become available for occupancy. In addition, prior to the completion of units, the Company expenses, as incurred, substantially all operating expenses (including pre-opening marketing expenses) of such communities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

Acquisition of assets and community development and other capitalized expenditures for the three and six months ended June 30, 2015 and 2014 are summarized as follows:

	Three months ended		Six months ended
	June 30,		Year ended June 30,
	2015	2014	2015	2014
New community development and acquisition activity (1)	$23,739	$18,734	$51,907	$33,647
Periodically recurring capital expenditures
Community rehabilitation and other revenue generating improvements (2)	2,314	2,052	3,946	3,338
Other community additions and improvements (3)	1,824	2,087	2,522	4,608
Annually recurring capital expenditures
Carpet replacements and other community additions and improvements (4)	3,871	3,795	6,139	6,216
Corporate additions and improvements	336	1,559	542	1,687

	$32,084	$28,227	$65,056	$49,496

Other Data
Capitalized interest	$1,237	$755	$2,219	$1,601

Capitalized development and associated costs (5)	$1,213	$512	$2,348	$1,001

1)	Reflects aggregate land and community development and acquisition costs, exclusive of the change in construction payables between years.
2)	Represents expenditures for major renovations of communities and other upgrade costs that enhance the rental value of such units.
3)	Represents property improvement expenditures that generally occur less frequently than on an annual basis.
4)	Represents property improvement expenditures of a type that are expected to be incurred on an annual basis.
5)	Reflects development personnel and associated costs capitalized to construction and development activities.

Current communities under development

At June 30, 2015, the Company had 1,834 units in five communities under development. These communities are summarized in the table below ($ in millions except cost per square foot data).

			Estimated			Estimated	Costs	Quarter	Estimated
		Number	Average	Estimated	Estimated	Total	Incurred	of First	Quarter of
		of	Unit Size	Retail Sq.	Total	Cost Per	as of	Units	Stabilized	Percent
Community	Location	Units	Sq. Ft. (1)	Ft. (1)	Cost (2)	Sq. Ft. (3)	6/30/2015	Available	Occup. (4)	Leased (5)
Under construction
The High Rise at Post Alexander™	Atlanta, GA	340	830	—	$75.5	$268	$70.4	2Q 2015	4Q 2016	18.2%
Post Galleria™	Houston, TX	388	867	—	80.7	240	33.2	3Q 2016	4Q 2017	N/A
Post Parkside™ at Wade, II	Raleigh, NC	406	910	—	57.5	156	16.9	1Q 2016	2Q 2017	N/A
Post South Lamar™, II	Austin, TX	344	734	5,800	65.6	254	14.6	1Q 2017	2Q 2018	N/A
Post Millennium Midtown™	Atlanta, GA	356	864	—	90.6	295	6.2	1Q 2017	2Q 2018	N/A

Total		1,834		5,800	$369.9		$141.3

1)	Square footage amounts are approximate. Actual square footage may vary.
2)	To the extent that developments contain a retail component, total estimated cost includes estimated first generation tenant improvements and leasing commissions. For stabilized apartment communities, remaining unfunded construction costs include first generation retail tenant improvements and leasing commissions.
3)	The estimated total cost per square foot is calculated using net rentable residential and retail square feet, where applicable. Square footage amounts used are approximate. Actual amounts may vary.
4)	The Company defines stabilized occupancy as the earlier to occur of (i) the attainment of 95% physical occupancy or (ii) one year after completion of construction.
5)	Represents unit status as of July 31, 2015.

Inflation

Substantially all of the leases at the Company’s communities allow, at the time of renewal, for adjustments in the rent payable thereunder, and thus may enable the Company to seek increases in rents. The substantial majority of these leases are for one year or less and the remaining leases are for up to two years. At the expiration of a lease term, the Company’s lease agreements generally provide that the term will be extended unless either the Company or the lessee gives at least sixty (60) days written notice of termination. In addition, the Company’s policy generally permits the early termination of a lease by a lessee upon thirty (30) days written notice to the Company and the payment of an amount equal to two month’s rent as compensation for early termination. The short-term nature of these leases generally serves to offset the risk to the Company that the adverse effect of inflation may have on the Company’s general, administrative and operating expenses.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited, in thousands, except per share or unit and apartment unit data)

A reconciliation of net income available to common shareholders to FFO available to common shareholders and unitholders for the three and six months ended June 30, 2015 and 2014 was as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income available to common shareholders	$18,688	$46,797	$37,709	$60,111
Noncontrolling interests - Operating Partnership	41	118	83	151
Depreciation on consolidated real estate assets	21,073	20,581	41,985	42,071
Depreciation on real estate assets held in unconsolidated entities	300	294	599	586
Gains on sales of depreciable real estate assets	298	(36,092)	(1,475)	(36,092)

Funds from operations available to common shareholders and unitholders (1)	$40,400	$31,698	$78,901	$66,827

Weighted average shares outstanding - basic (2)	54,593	54,353	54,580	54,320
Weighted average shares and units outstanding - basic (2)	54,714	54,488	54,701	54,455
Weighted average shares outstanding - diluted (2)	54,607	54,465	54,595	54,435
Weighted average shares and units outstanding - diluted (2)	54,728	54,600	54,716	54,570

1)	For the six months ended June 30, 2015, FFO included debt extinguishment losses of $197 associated with the refinancing of the Company’s unsecured lines of credit and term loan facilities. For the three and six months ended June 30, 2014, FFO included other expenses of approximately $502 and $1,409 associated with the upgrade of enterprise software systems and casualty losses incurred in 2014. For the six months ended June 30, 2014, FFO also included debt extinguishment losses of $4,287 associated with the prepayment of secured mortgage indebtedness.
2)	Diluted weighted average shares and units included the impact of dilutive securities totaling 14 and 112 for the three months and 15 and 115 for the six months ended June 30, 2015 and 2014, respectively. Additionally, basic and diluted weighted average shares and units included the impact of non-vested shares and units totaling 138 and 130 for the three months and 128 and 121 for the six months ended June 30, 2015 and 2014, respectively, for the computation of funds from operations per share. Such non-vested shares and units are considered in the income per share computations under generally accepted accounting principles using the “two-class method.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. At June 30, 2015, the Company had no outstanding variable rate debt tied to LIBOR under its aggregate $330,000 line of credit arrangements. At June 30, 2015, the Company had outstanding variable rate debt of $300,000 under a term loan facility (“Term Loan”) at interest rates tied to LIBOR (see note 4 to the consolidated financial statements). In addition, the Company had outstanding three interest rate swap arrangements with substantially similar terms and conditions with notional amounts totaling $230,000 and a fourth swap arrangement with substantially similar terms and conditions and a notional amount of $70,000. These interest rate swap arrangements (as summarized in the table below) serve as cash flow hedges for amounts outstanding under the Term Loan and provide an effective blended interest rate for the corresponding amount of Term Loan borrowings of 2.69% at June 30, 2015. In addition, the Company has interest rate risk associated with fixed rate debt at maturity. The discussion in this section is the same for the Company and the Operating Partnership, except that all indebtedness described herein has been incurred by the Operating Partnership or one of its subsidiaries.

Management has and will continue to manage interest rate risk as follows:

•	maintain a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level;

•	fix certain long-term variable rate debt through the use of interest rate swaps or interest rate caps with appropriately matching maturities;

•	use derivative financial instruments where appropriate to fix rates on anticipated debt transactions; and

•	take advantage of favorable market conditions for long-term debt and/or equity.

Management uses various financial models and advisors to achieve these objectives.

The table below provides information, including the fair value measured in accordance with ASC Topic 815, about the Company’s derivative financial instruments that are sensitive to changes in interest rates. For the Company’s interest rate swap arrangements, the table presents notional amounts and weighted average interest rates by (expected) contractual maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

Interest Rate Derivatives	Hedged Debt Instrument	Notional Amount		Average Fixed Pay Rate	Average Receive Rate	Termination Date	Fair Value
							Asset (Liab.)
Interest rate swaps - variable to fixed (three) (1)	Term loan borrowings	$230,000	(1)	1.55%	one-month LIBOR	1/19/2018	$(3,508)
Interest rate swaps - variable to fixed (one) (2)	Term loan borrowings	$70,000	(2)	1.50%	one-month LIBOR	1/19/2018	$(972)

							$(4,480)

1)	Cash payments under the arrangements began in January 2012 based on aggregate notional amounts of $100,000. Notional amounts increased to an aggregate of $230,000 in June 2012.
2)	Cash payments under this arrangement began in July 2012.

As more fully described in note 8 to the consolidated financial statements, the interest rate swap arrangement is carried on the consolidated balance sheet at the fair value shown above in accordance with ASC Topic 815. For the six months ended June 30, 2015, other than the refinancing of the Company’s unsecured lines of credit and term loan facilities (see note 4 to the consolidated financial statements), there were no material changes in outstanding fixed or variable rate debt arrangements. The Company has no floating rate LIBOR-based borrowings outstanding as of June 30, 2015, excluding the variable rate bank term loan debt effectively swapped to fixed rates under the derivative financial instruments. As such, fluctuations in such loans would have no effect on the Company’s interest costs.

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

In September 2010, the United States Department of Justice (the “DOJ”) filed a lawsuit against the Company in the United States District Court for the Northern District of Georgia. The suit alleges various violations of the Fair Housing Act (“FHA”) and the Americans with Disabilities Act (“ADA”) at properties designed, constructed or operated by the Company in the District of Columbia, Virginia, Florida, Georgia, New York, North Carolina and Texas. The plaintiff seeks statutory damages and a civil penalty in unspecified amounts, as well as injunctive relief that includes retrofitting apartments and public use areas to comply with the FHA and the ADA and prohibiting construction or sale of noncompliant units or complexes. The Company filed a motion to transfer the case to the United States District Court for the District of Columbia, where a previous civil case involving alleged violations of the FHA and ADA by the Company was filed and ultimately dismissed. On October 29, 2010, the United States District Court for the Northern District of Georgia issued an opinion finding that the complaint shows that the DOJ’s claims are essentially the same as the previous civil case, and, therefore, granted the Company’s motion and transferred the DOJ’s case to the United States District Court for the District of Columbia. Discovery has closed, and the Court has denied motions filed by the parties relating to additional discovery and expert witnesses. Each party filed Motions for Summary Judgment, which were briefed in April 2014. In March 2015, the Court denied both Motions for Summary Judgment and requested supplemental briefing, which both sides submitted in June 2015. Until such time as the court issues rulings on the application of the law to the facts of this case, it is not possible to predict or determine the outcome of the legal proceeding, nor is it possible to estimate the amount of loss, if any, that would be associated with an adverse decision.

The Company is involved in various other legal proceedings incidental to their business from time to time, some of which are expected to be covered by liability or other insurance. Management of the Company believes that any resolution of pending proceedings or liability to the Company which may arise as a result of these various other legal proceedings will not have a material effect on the Company’s results of operations, cash flows or financial position.

ITEM 1A.	RISK FACTORS

There were no material changes in the Registrants’ Risk Factors as previously disclosed in Item 1A of the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c) The following table summarizes the Company’s purchases of its equity securities for the three months ended June 30, 2015 (in thousands, except shares and per share amounts).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2015
April 30, 2015	—	$—	—	$200,000
May 1, 2015
May 31, 2015	—	—	—	$200,000
June 1, 2015
June 30, 2015	—	—	—	$200,000

Total	—	$—	—	$200,000

1)	In the fourth quarter of 2014, the Company’s board of directors approved a stock repurchase program that was announced on November 19, 2014 under which the Company may repurchase up to $200,000 of common or preferred stock through December 31, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Certain exhibits required by Item 601 of Regulation S-K have been filed with previous reports by the Registrants and are incorporated by reference herein.

The Registrants agree to furnish a copy of all agreements relating to long-term debt upon request of the SEC.

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)

4.1(e)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(f)	—	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee

4.3(g)	—	Form of Post Apartment Homes, L.P. 4.75% Note due 2017

4.4(h)	—	Form of Post Apartment Homes, L.P. 3.375% Note due 2022

11.1(i)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

101	—	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity and Accumulated Earnings, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(i)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST PROPERTIES, INC.

August 6, 2015	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2015	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 6, 2015	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POST APARTMENT HOMES, L.P. By: Post GP Holdings, Inc., its sole general partner

August 6, 2015	By	/s/ David P. Stockert
David P. Stockert
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2015	By	/s/ Christopher J. Papa
Christopher J. Papa
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

August 6, 2015	By	/s/ Arthur J. Quirk
Arthur J. Quirk
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description

3.1(a)	—	Articles of Incorporation of the Company

3.2(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.3(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.4(b)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.5(c)	—	Articles of Amendment to the Articles of Incorporation of the Company

3.6(d)	—	Bylaws of the Company (as Amended and Restated effective as of June 9, 2009)

4.1(e)	—	Indenture between the Company and SunTrust Bank, as Trustee

4.2(f)	—	First Supplemental Indenture to the Indenture between the Operating Partnership and SunTrust Bank, as Trustee

4.3(g)	—	Form of Post Apartment Homes, L.P. 4.75% Note due 2017

4.4(h)	—	Form of Post Apartment Homes, L.P. 3.375% Note due 2022

11.1(i)	—	Statement Regarding Computation of Per Share Earnings

31.1	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended, and adopted under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002

101	—	The following financial information for the Company and the Operating Partnership, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity and Accumulated Earnings, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

(a)	Filed as an exhibit to the Registration Statement on Form S-11 (SEC File No. 33-61936), as amended, of the Company and incorporated herein by reference.
(b)	Filed as an exhibit to the Annual Report on Form 10-K of the Registrants for the year ended December 31, 2002 and incorporated herein by reference.
(c)	Filed as an exhibit to the Quarterly Report on Form 10-Q of the Registrants for the quarter ended September 30, 1999 and incorporated herein by reference.
(d)	Filed as an exhibit to the current Report on Form 8-K of the Registrants filed on February 12, 2009 and incorporated herein by reference.
(e)	Filed as an exhibit to the Registration Statement on Form S-3 (SEC File No. 333-42884), as amended, of the Company and incorporated herein by reference.
(f)	Filed as an exhibit to the Registration Statement on Form S-3ASR (SEC File No. 333-139581) of the Company and incorporated herein by reference.
(g)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed October 18, 2010 and incorporated herein by reference.
(h)	Filed as an exhibit to the Current Report on Form 8-K of the Registrants filed November 7, 2012 and incorporated herein by reference.
(i)	The information required by this exhibit is included in notes 6 and 7 to the consolidated financial statements and is incorporated herein by reference.